Form 10-Q
period 1995-03-31
NRP INC
filed 1995-05-15
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   [X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the quarterly period ended     MARCH 31, 1995            or
                               ---------------------------

   [  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the transition period from                     to
                               -------------------     -----------------------

Commission File Number         0-14315
                      -------------------------------------------------


                                   NRP INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                                     75-2050538
- - -------------------------------------------------------   ------------------------------------------------
      (State of incorporation)                                 (I.R.S. Employer Identification No.)

   8150 N. Central Expressway, Suite 795                  Dallas, Texas                    75206
- - ----------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (Zip Code)

Registrant's telephone number, including area code     (214) 373-8662
- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X            No
                                ---               ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE                 SHARES OUTSTANDING:  13,563,361
________________________________________________________________________________

                                    NRP INC.
                                 MARCH 31, 1995


                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I   FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Consolidated Balance Sheets -
                                  March 31, 1995 and June 30, 1994                          3

                          Consolidated Statements of Operations -
                                  Three Months Ended March 31, 1995
                                  and March 31, 1994                                        4

                                  Nine Months Ended March 31, 1995
                                  and March 31, 1994                                        5

                          Consolidated Statements of Cash Flow
                                  Nine Months Ended March 31, 1995
                                  and March 31, 1994                                        6

                          Notes to Consolidated Financial Statements                      7-8

         Item 2.          Management's Discussion and Analysis of
                                  Financial Condition and Results of  Operations         9-11



PART II  OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                                 13




                                    NRP INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                           March 31, 1995          June 30, 1994
                                                                             (Unaudited)             (Audited)
                                                                            ------------           ------------
ASSETS:
Current Assets:
   Cash                                                                     $  1,789,694           $  5,166,074
   Notes receivable (Note 1)                                                   1,401,477                505,948
   Accounts receivable, less allowance for doubtful
      accounts of $71,452 and $118,317                                        11,709,574              8,664,201
   Assets held for sale, net (Note 1)                                                 --                773,485
   Prepaid expenses                                                              342,004                338,660
   Deferred income tax benefit                                                    95,046                 95,046
                                                                            ------------           ------------

         Total Current Assets                                                 15,337,795             15,543,414

Equipment and Other Assets:
   Equipment, net of accumulated depreciation of
      $3,827,888 and $2,305,938                                               10,943,955              6,200,208
   Cost in excess of net assets acquired, net of
      accumulated amortization of $878,206 and $801,328                        1,932,480              2,009,358
   Other assets                                                                1,082,868                632,429
                                                                            ------------           ------------
         Total Equipment and Other Assets                                     13,959,303              8,841,995
                                                                            ------------           ------------
                                                                            $ 29,297,098           $ 24,385,409
                                                                            ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
   Accounts payable                                                         $  3,989,303           $  2,028,946
   Notes payable                                                               2,279,896              3,551,278
   Unearned revenues and customer deposits                                     1,158,212                219,655
   Accrued compensation                                                        1,632,047              1,715,716
   Other accrued liabilities                                                   2,456,416              2,051,485
   Current portion of long-term debt                                             998,285                540,633
                                                                            ------------           ------------

         Total Current Liabilities                                            12,514,159             10,107,713

Long-Term Debt                                                                 4,835,202              3,141,558
Other Liabilities                                                                307,379                124,219
Shareholders' Equity:
   Preferred Stock, $.01 par value, 1,000,000 shares authorized;
     29,778 convertible, $.36 cumulative Series B shares and 840,000 convertible, $.11 cumulative Series C shares issued and
     outstanding                                                                   8,698                  8,698
   Common Stock, $.01 par, 27,500,000 shares authorized;
     13,563,361 issued and outstanding                                           135,634                135,634
   Additional paid-in capital                                                  8,649,610              8,657,058
   Retained earnings                                                           2,846,416              2,210,529
                                                                            ------------           ------------
         Total Shareholders' Equity                                           11,640,358             11,011,919
                                                                            ------------           ------------
                                                                            $ 29,297,098           $ 24,385,409
                                                                            ============           ============

                            See accompanying notes.

                                    NRP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                       1995                   1994
                                                                  -------------          --------------
 Revenues from continuing operations                              $  17,317,577          $    9,640,770
 Cost of sales                                                       12,125,756               6,936,040
                                                                  -------------          --------------
 Gross profit                                                         5,191,821               2,704,730
 Selling, general and administrative expense                          3,983,963               2,097,148
 Depreciation and amortization expense                                  649,006                 301,842
                                                                  -------------          --------------
 Income from continuing operations                                      558,852                 305,740
 Interest expense                                                       251,757                 228,078
 Interest income                                                         13,031                  19,073
                                                                  -------------          --------------
 Net income from continuing operations before
      provision for income taxes                                        320,126                  96,735
 Income tax expense                                                     135,496                  34,091
                                                                  -------------          --------------
 Net income (loss) from continuing operations                           184,630                  62,644
 Income from operations of discontinued
      business segment, net of applicable taxes (Note 1)                     --                  63,000
 Loss on disposition of assets of discontinued business
      segments, net of applicable taxes (Note 1)                             --                  17,006
                                                                  -------------          --------------
 Net income                                                       $     184,630          $      108,638
                                                                  =============          ==============

 Earnings per common share and common share
 equivalents (primary and fully diluted) (Note 2):
      Net income from continuing operations                       $        0.01          $           --
      Income from discontinued operations                                    --                    0.01
      Loss on disposition of assets of
           discontinued operations                                           --                      --
                                                                  -------------          --------------
      Net income                                                  $        0.01          $         0.01
                                                                  =============          ==============
      Weighted average common and common
           equivalent shares outstanding                             17,856,941              13,294,442
                                                                  =============          ==============

                            See accompanying notes.

                                    NRP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                       1995                   1994
                                                                  -------------          --------------
 Revenues from continuing operations                              $  42,581,622          $   25,978,203
 Cost of sales                                                       30,238,850              18,631,299
                                                                  -------------          --------------
 Gross profit                                                        12,342,772               7,346,904
 Selling, general and administrative expense                          9,263,819               5,664,236
 Depreciation and amortization expense                                1,598,579                 758,892
                                                                  -------------          --------------
 Income from continuing operations                                    1,480,374                 923,776
 Interest expense                                                       694,255                 659,881
 Interest income                                                         62,604                  91,839
                                                                  -------------          --------------
 Net income from continuing operations
      before provision for income taxes                                 848,723                 355,734
 Income tax expense                                                     135,496                 121,204
                                                                  -------------          --------------
 Net income from continuing operations                                  713,227                 234,530
 Income from operations of discontinued
      business segment, net of applicable taxes (Note 1)                     --                 117,955
 Gain on disposition of assets of discontinued business
      segments, net of applicable taxes (Note 1)                             --               2,565,872
                                                                  -------------          --------------
 Net income                                                       $     713,227          $    2,918,357
                                                                  =============          ==============


 Earnings per common share and common share
 equivalents (primary and fully diluted) (Note 2):
      Net income from continuing operations                       $        0.03          $         0.02
      Income from discontinued operations                                    --                    0.01
      Gain on disposition of assets of
           discontinued operations                                           --                    0.19
                                                                  -------------          --------------
      Net income                                                  $        0.03          $         0.22
                                                                  =============          ==============
      Weighted average common and common
           equivalent shares outstanding                             18,027,272              13,294,442
                                                                  =============          ==============


                            See accompanying notes.

                                    NRP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                    1995               1994
                                                                               -------------      -------------
Cash Flows From Operating Activities:
    Net income                                                                 $     713,227      $   2,918,357
    Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                                              1,598,579            758,892
        Gain on disposition of assets                                                     --         (3,891,899)
        Other                                                                         (7,448)           (92,957)
        Changes in certain other assets and liabilities:
             Accounts receivable                                                  (3,045,373)           (35,904)
             Notes receivable                                                       (149,911)           (97,457)
             Prepaid expenses                                                         (3,344)          (152,590)
             Assets held for sale                                                     27,867           (248,474)
             Deferred income tax benefit                                                  --          1,009,258
             Other assets                                                           (503,443)           (22,836)
             Accounts payable                                                      1,960,357            587,236
             Unearned revenue and customer deposits                                  938,557            (75,104)
             Accrued liabilities                                                     427,081            925,214
                                                                               -------------      -------------
        Net cash provided by operating activities                                  1,956,149          1,581,736

Cash Flow From Investing Activities:
    Capital expenditures                                                          (4,288,005)        (1,929,760)
    Proceeds from sale of assets, net                                                     --          4,715,421
                                                                               -------------      -------------
        Net cash provided by (used in) investing activities                       (4,288,005)         2,785,661

Cash Flow From Financing Activities:
    Net proceeds from (payments on) line of credit                                (1,271,382)        (1,132,088)
    Payments on capital leases                                                      (489,047)          (399,155)
    Proceeds from long-term debt                                                    817,866            450,000
    Payments on long-term debt                                                      (101,961)          (520,101)
                                                                               -------------      -------------
        Net cash used in financing activities                                     (1,044,524)        (1,601,344)
                                                                               -------------      -------------

Net increase (decrease) in cash                                                   (3,376,380)         2,766,053
Cash at beginning of the period                                                    5,166,074          1,890,258
                                                                               -------------      -------------
Cash at end of the period                                                      $   1,789,694      $   4,656,311
                                                                               =============      =============
Supplemental information on non-cash transactions is as follows:
Capital lease obligations entered into                                            $1,924,438         $2,166,330
Note receivable obtained upon disposition of assets of
    discontinued operation                                                           745,618                 --


                            See accompanying notes.

                                    NRP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

1.       Disposition of assets.

         On August 30, 1994, pursuant to an asset purchase agreement, NRL Direct, Inc., a wholly-owned subsidiary of the Registrant, sold certain assets of its wholly-owned operating subsidiaries, consisting primarily of cash, accounts receivables, fixed assets, tradenames, and other assets, for promissory notes aggregating approximately $746,000. The Company recognized no gain or loss as a result of the disposition of these assets. As a result of the asset disposition, effective July 1, 1994 the Registrant discontinued the operations of the list brokerage and management businesses. The net assets conveyed were classified on the balance sheet as assets held for sale at June 30, 1994.

         Also, on August 13, 1993 the Registrant, through its wholly-owned subsidiary, M/B Ltd. Services, Inc., sold substantially all of the assets related to its Zip Code directory business and recognized an after tax gain of approximately $2.6 million in the first quarter of the fiscal year ended June 30, 1994. As a result of the asset disposition, the Registrant discontinued the operations of its Zip Code directory business.

         Summary financial information related to the discontinued business segments is as follows:

                                            For the three months              For the nine months
                                            ended March 31, 1994             ended March 31, 1994
                                            ----------------------           ----------------------
Revenues                                    $            4,464,105           $           13,970,884
Cost of sales                                            3,772,569                       12,184,646
                                            ----------------------           ----------------------
Gross profit                                $              691,536           $            1,786,238
                                            ======================           ======================
Income from operations                                     103,540                          197,702
Net interest expense                                         7,434                           18,789
                                            ----------------------           ----------------------
Net income before taxes                                     96,106                          178,913
Income tax expense                                          33,106                           60,958
                                            ----------------------           ----------------------
Net income                                  $               63,000           $              117,955
                                            ======================           ======================

         The net after-tax income derived from the operations of the discontinued business segments has been classified on the statement of operations as income or loss from operations of discontinued business segments, net of applicable taxes.

2.       Earnings per share.

         Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. For the three and nine month periods ended March 31, 1995, net income was adjusted to reflect the income attributable to ATC stock options issued to key employees, officers and directors also of ATC, a subsidiary of the Registrant. For the three and nine month periods ended March 31, 1994, net income was not adjusted to reflect the income attributable to ATC stock options issued to key employees, officers and directors of ATC as the effect of such adjustments was immaterial.

Weighted average shares outstanding for the three months ended March 31, 1995 and 1994 was computed as follows:

                                                         1995                      1994
                                                     ------------              ------------
Weighted average shares outstanding                    13,559,974                13,294,442
Common stock equivalents:
Net effect of dilutive stock options                       37,411                        --
         and warrants
Net effect of assumed conversion of
         dilutive preferred stock                       4,259,556                        --
                                                     ------------              ------------
Primary and fully diluted shares                       17,856,941                13,294,442
                                                     ============              ============


Weighted average shares outstanding for the nine months ended March 31, 1995 and 1994 was computed as follows:

                                                         1995                      1994
                                                     ------------              ------------
Weighted average shares outstanding                    13,562,249                13,294,442
Common stock equivalents:
Net effect of dilutive stock options                      205,467                        --
         and warrants
Net effect of assumed conversion of
         dilutive preferred stock                       4,259,556                        --
                                                     ------------              ------------
Primary and fully diluted shares                       18,027,272                13,294,442
                                                     ============              ============


Net income applicable to common stock for the three and nine month periods ended March 31, 1995 was computed as follows:

                                                               Three months ended             Nine months ended
                                                                 March 31,1995                  March 31, 1995
                                                               ------------------             -----------------
Net income                                                     $          184,630             $         713,227
Less:  income applicable to ATC
         stock options                                                    122,854                       255,729
                                                               ------------------             -----------------
Net income applicable to common stock                          $           61,776             $         457,498
                                                               ==================             =================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         The accompanying consolidated financial statements, in the opinion of the Registrant's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Registrant and the consolidated results of its operations for the quarter and nine months ended March 31, 1995. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

RESULTS OF OPERATIONS

         On August 13, 1993 M/B Ltd. Services, Inc., a wholly-owned subsidiary of the Registrant ("M/B Ltd."), sold substantially all of the assets relating to the marketing, publishing and distribution of a Zip Code directory package. On August 30, 1994 NRL Direct, Inc., a wholly-owned subsidiary of the Registrant ("NRL"), which through its wholly-owned subsidiaries engaged in the list brokerage and list management service businesses, sold certain assets of its operating subsidiaries. As a result of such dispositions, the Registrant discontinued operations of M/B Ltd. and NRL. Accordingly, in order for the financial data to be comparable, the financial results for the quarter and nine months ended March 31, 1994 were restated and the net results of the two discontinued business segments are reflected as a single line item, "Income from operations of discontinued business segments, net of applicable taxes". The following narrative of the Registrant's results of operations, for the quarter and nine months ended March 31, 1995 versus comparable periods ended March 31, 1994, discusses only the operations of the Registrant's remaining business segment which provides outsourced telecommunications based marketing and customer services through its ATC subsidiary.

         For the quarter ended March 31, 1995, the Company earned income from continuing operations of $558,852 (3.2%) on revenues of $17,317,577 and for the nine months ended March 31, 1995 earned income from continuing operations of $1,480,374 (3.5%) on revenues of $42,581,622.

         Revenues generated during the current fiscal by the Company's ATC subsidiary increased $7,676,807 over the prior year third quarter ($17,317,577 vs. $9,640,770) and increased $16,603,419 for the full nine months ($42,581,622
vs. $25,978,203). These revenue increases, 79.6% and 63.9% respectively, were the result of new clients and additional business from certain existing customers. ATC has one existing customer which represents approximately 51.3% of the nine month revenues. As ATC performs service for various autonomous business units within that customer's organization, management is of the opinion that the potential risk associated with any concentration of business is somewhat mitigated by these factors. ATC management is continuing its long-term strategy to secure large corporate clients which use telecommunications as a continual, ongoing core segment of their marketing and/or customer service requirements. The Company's focus is to build long-term relationships with such targeted clients based upon ATC's customer service, quality, capacity, technology and flexibility. However, ATC does continue to perform project based business for certain of its customers for which there can be no assurance that those clients will repeat or continue their programs.

         For the three months ended March 31, 1995 gross profit increased $2,487,091 (92.0%) over the comparable prior year period and for the nine months ended March 31, 1995 gross profit increased $4,995,868 (68.0%). This increased gross profit in both the three and nine month periods of the current year is related primarily to the 79.6% and 63.9% increases in revenues for the three and nine month periods, respectively. However, as the percentage increases in gross margin are greater than the percentage gains in revenues, a portion of the gross profit improvement is attributable to gains in operating efficiency. As a percentage of revenues, gross profit was 30.0% and 29.0% in the current year's three month and nine month periods, respectively, versus 28.1% and 28.3% in the prior year's comparable periods. The Company's business plan has been and continues to be focused on obtaining market share. ATC's success to date, as reflected in its revenue growth, places pressure on gross profit because the Company (i) expenses the majority of start-up expenses incurred on projects and (ii) must often expand based on less than 100% absorption of new capacity (i.e., facility costs are allocated over fewer billable hours until utilization of the capacity increases). ATC counters those growth driven pressures on gross profit through innovative applications of technology and emphasis on training and the quality control process. As the Company plans to continue its emphasis on growing market share, management expects that the gross profit margins should remain substantially consistent with that of the nine month period just ended.

         Selling, general and administrative expenses increased $1,886,815 (90.8%) in the quarter ended March 31, 1995 and increased $3,599,583 (63.5%) in the nine month period ended March 31, 1995 over comparable periods in the prior year. These increases emanate from the additional facilities needed to produce ATC's revenue growth and the addition of personnel necessary to support that growth. During the nine month period ended March 31, 1995 ATC has added facilities which approximately doubled its production capacity. Such facilities require substantial investments in technology, infrastructure and quality personnel in order to attract and retain the large, sophisticated users of the Company's services that management has targeted. In light of the pressures created by growth, management continues to focus on the expense area. For example, selling, general and administrative expenses as a percentage of revenues was 21.8% for both the nine months ended March 31, 1995 and 1994 despite the doubling of production capacity in the current year.

         The large increase in production capacity means a substantial expansion of data processing and telecommunications equipment, furniture and other capital items necessary to create and support ATC's facilities. This expansion of capital items resulted in a $839,687 (110.6%) increase in depreciation and amortization expense in the nine month period ended March 31, 1995 compared to the comparable prior year period. In a percentage comparison, non-cash charges were 3.8% of 1995 nine month revenue versus 2.9% of 1994's nine month revenue. Although investing for the long-term absorbed more of 1995's sales dollars, management believes the percentage should decrease as utilization increases unless further capacity expansions are mandated by additional business.

         Net interest expense for the nine month period ended March 31, 1995 increased $63,609 (11.2%) versus the prior year nine month period. However, as a percentage of revenues, net interest expense decreased to 1.5% in the current year nine months from 2.2% in the prior year period despite the increased working capital demands created by ATC's revenue growth and the increase in long-term debt utilized to finance the facility and equipment expansion discussed above. In May 1994, ATC secured a $15 million working capital credit facility with a major commercial bank to replace its previous working capital financing arrangement which significantly lowered ATC's working capital borrowing rate from an annualized rate of approximately 12% to approximately 9.5%. In addition, in June 1994 the Company finalized the conversion of approximately $3.1 million in 15% short-term debt into shares of a newly created series of convertible preferred stock. Interest on this short-term debt, now converted, was approximately $300,000 for the prior year nine months ended March 31, 1994.

         As discussed above, in August 1993 M/B Ltd. sold substantially all of its assets relating to the Zip Code directory business. Such assets consisted primarily of contract rights, trademarks, customer lists, inventory, accounts receivable and other assets. In consideration for the sale of such assets and the execution of a non-competition and consulting agreement, M/B Ltd. received net cash consideration of approximately $4.7 million. The Registrant recognized a one time after tax gain of approximately $2.6 million in the prior fiscal year as a result of M/B Ltd.'s asset sale. Also as discussed above, NRL sold certain assets of its operating subsidiaries, consisting primarily of cash, accounts receivable, fixed assets, and trademarks, to S.D.

Bogner, Inc. ("SDB"), a company owned by Stephen D. Bogner the former president of NRL. In consideration for the assets sold the Registrant received promissory notes, payable through June 1995, aggregating approximately $746,000. The Registrant discontinued the operation of NRL effective June 30, 1994 and recognized no gain or loss as a result of the disposition of the assets of NRL.

LIQUIDITY AND CAPITAL RESOURCES

         During 1993 management determined that its ATC subsidiary possessed a greater growth potential than the Company's other lines of business. Accordingly, since June 30, 1993 the Company has successfully consummated a number of transactions in an effort to strengthen its balance sheet and to provide the liquidity and working capital needed to capitalize on ATC's potential. The most significant of these transactions included (i) the sale of the assets and discontinuation of the M/B Ltd. business segment, (ii) the issuance of 840,000 shares of a newly created series of convertible preferred stock upon the conversion of approximately $3.1 million in 15% short-term debt,
(iii) securing a three year, $15 million working capital credit facility to replace ATC's previous receivable financing arrangement, and a $1.5 million equipment term loan, both from a major commercial bank, (iv) the sale of the assets and discontinuation of the NRL business segment, (v) securing approximately $4.0 million in operating lease lines of credit to fund the acquisition of furniture and equipment, and (vi) securing a capital lease arrangement of approximately $1.9 million to fund the acquisition of data processing equipment.

         These transactions have provided liquidity and access to sufficient working capital financing, through the $15 million receivable credit facility, to fund ATC's near-term growth. In addition the transactions have, in management's opinion, reduced borrowing costs, provided access to additional financing, strengthened the balance sheet and eliminated any confusion regarding the Company's focus. During the current fiscal year, ATC has doubled its production capacity primarily by leasing a 90,000 square foot facility which will ultimately house a call center with approximately workstations, administrative personnel and a complete technological infrastructure. Currently, this facility is approximately 80% equipped and operating. ATC has in the past and will continue to utilize cash on hand as well as the equipment term loan, the capital ease arrangement, and the operating lease lines of credit mentioned above to finish-out and equip the facility. Although ATC holds a purchase option on the building as a part of its lease arrangement, in management's opinion, securing long-term financing to fund its purchase option is not in ATC's near-term best interest. Management also believes, as ATC's growth continues, that additional call centers will be needed to facilitate the increased business and that furniture and equipment, as well as certain technological upgrades to ATC's existing equipment, will be needed for such call centers. ATC may have to secure additional financing for these capital needs as its current commitments may be inadequate. Despite the fact that no assurances can be made in this regard, management anticipates that, based on ATC's ability to secure such financing to date, the Company will be able to locate funding for its near-term future capital equipment needs.

         The $15 million receivable credit facility and the $1.5 million term loan secured by ATC from a major commercial bank, mentioned above, contain various covenants which limit, among other things, ATC's indebtedness, capital expenditures, investments, payments and dividends to NRP and requires ATC to meet certain financial tests. Similarly, under the terms of the guaranty arrangement, NRP is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies.

PART II     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                          NRP INC.



May 15, 1995                              By:    /s/  Jerry L. Sims, Jr.
- - ------------                                   -------------------------------
Dated                                             Jerry L. Sims, Jr.
                                                  Controller

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - -------             -----------                                              ------------

27       Financial Data Schedule.
