Form 10-K405
period 1995-06-30
NRP INC
filed 1995-09-28
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1995

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _________________  to _________________

                        Commission file number:  0-14315

                                    NRP INC.
                                    --------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      75-2050538
              ---------                                     ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

             5950 BERKSHIRE LANE, SUITE 1650, DALLAS, TEXAS  75225
             -----------------------------------------------------
               (Address of principal executive offices, Zip Code)

   Registrant's telephone number, including area code:      (214) 361-9870

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X           No
                              -----            -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 1995 was approximately $43 million.

    Shares of Common Stock outstanding as of August 31, 1995:  13,563,361


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1995 Proxy Statement of NRP Inc. are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

INTRODUCTION

         NRP Inc., operating under its trade name, ATC Communications Group (hereinafter "ATC" or the "Company"), is a provider of outsourced telecommunications-based marketing and information services to major corporations in the United States.

         The Company has shifted its strategic focus to building upon and enhancing this core business, and away from its previous plan to assemble an integrated direct marketing company comprised of direct mail marketing and mailing list services in addition to telecommunications-based marketing services. In the year ended June 30, 1993 ("fiscal 1993"), management examined the Company's overall business plan and each operating segment's operating performance and concluded that (i) the integrated company strategy had not achieved the expected synergies and economies of scale to management's satisfaction, and (ii) the telecommunications-based marketing business possessed significantly greater growth potential than the other two segments. Accordingly, in the year ended June 30, 1994 ("fiscal 1994"), the Company divested of its direct mail publishing subsidiary, and in the year ended June 30, 1995 ("fiscal 1995"), divested of its mailing list services business, thereby enabling the Company to concentrate on growing and creating long-term value in its telecommunications-based subsidiary. Management believes this shift in strategy has enabled the Company to grow revenues and improve operating results, while positioning the Company to compete effectively as a provider of telecommunications-based marketing and information services.

         The Company's headquarters are located at 5950 Berkshire Lane, Suite 1650, Dallas, Texas 75225, and its telephone number is (214) 361-9870. The Company was incorporated in Delaware on August 2, 1985 under the name of Kenneth Resources, Inc. and changed its name to NRP Inc. on July 12, 1988. The Company recently began using the tradename ATC Communications Group to reflect its new operating focus and plans to seek shareholder approval at the next annual meeting to change its legal name to ATC Communications Group, Inc.

TELECOMMUNICATIONS-BASED SERVICES

Description of Services

         The Company, through its subsidiary, Advanced Telemarketing Corporation ("Advanced"), designs, manages, and conducts large-scale, complex telecommunications-based marketing and customer services programs on an outsourced basis to a broad range of companies and organizations in a variety of industries. Advanced performs its services through two distinct divisions.

         Through its ATC Marketing division, Advanced offers clients customized, large-volume inbound and outbound call processing services featuring "live" operators to interact with clients' customers and prospects. Additionally, through its ATC Call Management division, Advanced manages call center facilities for clients under multi-year contracts which usually require the development of proprietary software systems. Both divisions also provide clients with high speed analysis and delivery of marketing and other analytical information valuable to the client which Advanced captures while performing its services.

         Overall, during fiscal 1995, approximately 46.4% of Advanced's revenues were generated by inbound call volume and 53.6% by outbound call volume. Advanced does not engage in any form of outbound calling which uses computerized voice presentations or requires unsolicited financial requests (i.e. fundraising) and is not involved in the "900" number business.

Description of Operations

         The Company operates and manages six fully-automated call centers with a capacity of more than 2,900 workstations located in the Dallas area, in Chicago and in San Francisco. These call centers operate six Rockwell automatic call distributors. The data system itself is based on an open architecture which permits real-time interface of the Company's data processing systems with the client's host systems to provide a seamless, rapid flow of data to the client. Outbound calling is enhanced by a Rockwell predictive dialing system which escalates dialing activity in advance of workstation availability and automatically eliminates calls not answered by a human respondent. This predictive dialing system enhances efficiency and productivity by minimizing operator non-productive time. Advanced also maintains a substantial information systems staff which permits flexibility by creating customized software applications for its clients as well as the capability to react quickly to its clients' changing needs.

         Because Advanced's marketing and service representatives deal directly with its clients' customers and sales prospects, the Company places a heavy emphasis on its training and quality control process. System-wide, Advanced has in excess of 30,000 square feet dedicated to these functions. At the subsidiary's headquarters, Advanced has built a 14,000 square foot education center adjacent to a 14,700 square foot call center which is equipped for live role playing when not in use as a client call center. Advanced employs 15 full and part-time trainers dedicated to conducting both primary and recurrent training for all representatives. Depending on the complexity of the clients' applications, training can require up to six weeks to complete. Quality control is measured by various organizations within the Company on both a quantitative and qualitative basis through multiple processes. This attentiveness to training and customer service enables Advanced's representatives to perform a variety of highly complex and proprietary functions for its clients in both inbound and outbound calling programs.

Marketing and Clients

         The business of providing call handling services is highly competitive, although very fragmented, consisting of a few large outsourcing companies, a significant number of small independent providers and numerous "in-house" operations. In 1992 alone, it is estimated that over $300 billion in goods and services were sold via telecommunications. This figure does not include the substantial costs incurred by businesses in processing incoming customer service calls. Increasingly, companies are outsourcing these call handling services in an effort to focus their resources on their core competencies, improve operating quality and efficiencies, and reduce costs.

         Advanced targets its marketing efforts towards large corporations in selected industries that utilize telecommunications as an integral, ongoing element in their core marketing and/or customer service strategy. These corporations' call handling requirements demand the sophistication, volume and quality requirements to capitalize effectively on Advanced's technology and client support infrastructure in addition to having the greatest potential for growth. Advanced seeks to produce recurring revenue and develop long-term alliances with its clients by concentrating on service, quality and flexibility and by integrating its technological capabilities with its clients' internal systems.

         Advanced believes its competitive advantages include its capacity, its emphasis on quality and service to the client, its technological capabilities, and its flexibility, allowing Advanced to respond to the clients' changing requirements. These advantages have enabled ATC to grow rapidly in the last two fiscal years by attracting a variety of new clients in various industries and by expanding the services provided to its existing clients. The following entities accounted for ten percent or more of the gross revenues of the Company in 1994: AT&T, Chemical Bank, GTE Service Corporation and AT&T Universal Card, while AT&T and AT&T Universal Card accounted for ten percent or more of the gross revenues of the Company in fiscal 1995.

Governmental Regulations

         During the past five years the industry in which the Company operates has been impacted by state and federal government regulations directed specifically at the industry. In addition, certain state and federal governmental bodies have proposed legislation to further regulate the industry. While the Company cannot predict what any governmental body may do, management does not believe the currently existing or proposed legislation will alter the Company's operating procedures or increase its compliance cost because the Company adheres to self-imposed standards that management believes are more restrictive than such currently existing and proposed regulations.

Revenues and Seasonal Nature of Business

         The Company's revenues are affected by the timing and magnitude of its clients' marketing programs and the commencement of new programs; thus the Company experiences and expects to continue to experience quarterly variations in revenues. Although the business is not seasonal in nature, historically Advanced has generated a slightly larger percentage of its annual revenues in the second and fourth quarters of its fiscal year. Revenues generated by Advanced accounted for approximately 100%, 68% and 48% of the Company's consolidated revenues of both continuing and discontinued operations for the years ended June 30, 1995, 1994, and 1993, respectively.

EMPLOYEES

         As of August 31, 1995, the Company employed approximately 2,617 persons in the following areas: 130 in management and general administration, 3 in marketing and sales, 168 in direct supervision of marketing agents and 2,316 marketing agents. The Company has not experienced any material difficulty in attracting and retaining qualified personnel in the geographic regions where it currently conducts business.

INDUSTRY SEGMENT INFORMATION

         As a result of the divestitures of the direct mail marketing and mail list businesses, the Company discontinued the operations of the two business segments. The financial results of the operations of the Company's remaining business segment, outsourced telecommunications-based services, are included in
Item 8. - "Financial Statements and Supplementary Data". Summary financial information related to the discontinued business segments is included in Note
14. Disposition of Assets of Item 8. - "Financial Statements and Supplementary Data".

ITEM 2.  PROPERTIES.

         The Company's operating subsidiary, Advanced, currently performs its services in six call centers with a total capacity of 2,946 workstations (compared to approximately 1,400 workstations reported in the prior year): (i) 686 positions located in Las Colinas, Texas in a 52,866 square foot facility,
(ii) 240 positions located in Garland, Texas occupying 12,963 square feet,
(iii) an Irving, Texas facility comprised of a 14,069 square foot education center and a 20,209 square foot call center housing 460 positions, (iv) a 90,000 square foot call center in Dallas, Texas with a capacity of 1,270 positions, (v) a 60 position call center in Chicago, Illinois dedicated to a single client and (vi) a 32,616 square foot call center with 230 positions in San Francisco, California which also serves a single client. All of Advanced's facilities are occupied pursuant to various lease arrangements, except the Chicago facility, which is owned by Advanced's client and is occupied by Advanced at the client's expense. While Advanced's current capacity is sufficient to handle its current production demands, as Advanced's growth continues additional call center facilities may be needed.

         The Company's principal executive offices in Dallas, Texas are occupied pursuant to a lease expiring November 30, 1996 and contain approximately 4,170 square feet. The lease calls for a monthly rental of approximately $5,386 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         Other than ordinary routine litigation incidental to its and its subsidiaries' businesses, neither the Company nor its subsidiaries are parties to, nor are their properties the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock, $.01 par value, trades on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ATCT". As of August 31, 1995 there were approximately 13,563,361 shares of Common Stock outstanding held by approximately 655 holders of record.

         The table below lists the range of high and low bids for the Company's Common Stock as reported by NASDAQ for the two-year period ended June 30, 1995 and the subsequent interim period.

                 F.Y. 1994                         High                      Low
                 ---------                         ----                      ---
                 First Quarter                     1 1/16                    13/16
                 Second Quarter                    1 1/4                     3/4
                 Third Quarter                     2 1/8                     1 1/8
                 Fourth Quarter                    2 5/8                     1

                 F.Y. 1995                         High                      Low
                 ---------                         ----                      ---
                 First Quarter                     2 1/2                     1 11/16
                 Second Quarter                    1 13/16                   13/16
                 Third Quarter                     1 5/16                    17/32
                 Fourth Quarter                    2 5/16                    13/16

                 F.Y. 1996                         High                      Low
                 ---------                         ----                      ---
                 First Quarter                     3 7/8                     2 1/4
                 (through September 22, 1995)

         The above quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

DIVIDENDS

         Since its inception the Company has not declared a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. The Company pays an annual dividend of $.36 per share on its 29,778 outstanding shares of Series B Preferred Stock and the Company pays an annual dividend of $.11 per share on its 840,000 outstanding shares of Series C Preferred Stock. Pursuant to Advanced's working capital line of credit and equipment term loan credit agreements, Advanced is restricted in its ability to pay dividends to ATC.

ITEM 6.   SELECTED FINANCIAL DATA.

         The table on the following page sets forth certain selected consolidated financial data for the Company and its subsidiaries for the last five years. This information should be read in conjunction with Item 7. - " Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included elsewhere herein.

                                                                                YEAR ENDED JUNE 30
                                                  -------------------------------------------------------------------------------
                                                      1995          1994              1993               1992            1991
                                                  -----------    -----------       -----------        -----------     -----------
Sales (1)                                         $61,353,999    $37,447,381       $17,828,764        $18,430,193     $15,281,438
Income (loss) from continuing operations            2,647,273      1,338,588          (938,686)           277,208        (876,690)

Net income (2)                                      1,335,383      2,995,604         1,182,219(3)         801,115         275,030

Net income (loss) from continuing operations
   per weighted common share                             0.06           0.02             (0.07)(4)          (0.05)          (0.14)
Total assets                                       25,356,630     24,261,190        13,833,669          9,238,453       8,418,043

Long-term obligations (including
   capitalized leases)                              3,578,584      3,141,558         1,337,534          1,551,719       1,236,000
Total liabilities                                 $13,119,896    $13,249,271        $8,883,925         $5,414,472      $5,338,721

Primary weighted average number of
  common shares outstanding                        18,441,214    13,685,286         13,294,442         13,294,442      10,867,066


         (1) Includes sales of the telecommunications-based services subsidiary only; sales of discontinued operations are omitted.

         (2) Includes (i) income from operations of discontinued business segments, net of applicable taxes, and (ii) in fiscal 1994, the gain on the disposition of the assets of a discontinued business segment, net of applicable taxes.

         (3) Includes an income tax benefit of $819,166 resulting from a change in the accounting method used to record deferred income taxes.

         (4) Includes an income tax benefit of $420,838 resulting from a change in the accounting method used to record deferred income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed previously, in fiscal 1993 management determined that its Advanced subsidiary possessed a greater potential for growth than the Company's other lines of business. Accordingly, the Company consummated several transactions which resulted in the strengthening of the Company's balance sheet, increasing the Company's liquidity and focusing the Company's efforts on Advanced. These transactions included: (i) the sale of the assets and the discontinuation of the M/B Ltd. business segment, (ii) the issuance of 840,000 shares of Series C Convertible Preferred Stock upon the conversion of approximately $3.1 million in 15% short-term debt, and (iii) the sale of the assets and discontinuation of the NRL business segment.

         With these transactions completed, management then focused on securing adequate working capital and equipment financing to fund Advanced's near-term growth. Advanced is a labor intensive business, incurring multiple payrolls before clients are invoiced and remittances are received. During times of growth it is virtually impossible for Advanced to fund its working capital needs solely via operating cash flow due to its labor intensive nature and the timing of its receipts. Therefore, to meet its growth related working capital needs, in May 1994, Advanced secured a three year $15 million working capital facility with a major commercial bank to replace its previous receivable financing arrangement. Availability under this new facility is based on Advanced's accounts receivable balance. In addition to increasing Advanced's availability from $5 million to $15 million, the new working capital facility also decreased the rate Advanced pays for working capital borrowings.

         In addition to the new working capital facility, Advanced also secured a $1.5 million equipment term loan from the same commercial bank which was utilized to partially fund the acquisition of additional telecommunications and computer equipment and furniture necessary to support the doubling of Advanced's production capacity in the 1995 fiscal year. Additionally, Advanced secured operating leases to acquire approximately $4.0 million in equipment, secured capital lease arrangements of approximately $1.6 million, and utilized operating cash flow to fund this increase in production capacity.

         Management believes the transactions described above have provided the liquidity and access to sufficient working capital financing to fund Advanced near-term growth and have reduced borrowing costs, strengthened the balance sheet, and have allowed Advanced to increase its production capacity. While Advanced's current capacity is sufficient to handle its current production demands, as Advanced's growth continues, management believes that additional call centers will be needed to facilitate the increased business and that furniture and equipment, as well as certain technological upgrades to Advanced's existing equipment, will be needed for such call centers. Advanced may have to secure additional financing for these capital needs as its current commitments may be inadequate. Although no assurances can be made in this regard, management anticipates that, based on ATC's ability to secure such financing to date, the Company will be able to secure funding for such future capital equipment needs.

         The $15 million receivable credit facility and the $1.5 million term loan secured by Advanced from a major commercial bank, mentioned above, contain various covenants which limit, among other things, Advanced's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires Advanced to meet certain financial tests. Similarly, under the terms of the guaranty arrangement, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on Advanced's accounts receivables, furniture, and equipment and are guaranteed by ATC. See Notes 3 and 4 to Item 8. - "Financial Statements and Supplementary Data".

         At June 30, 1995 Advanced owed Merrill Lynch Private Capital Inc. ("MLPC") approximately $770,000 pursuant to an unsecured note payable. This note contains a provision requiring semi-annual prepayments of principal if Advanced achieves certain net income levels. As of June 30, 1995, the entire principal balance under the note was due and payable as a result of the cumulative effect of the achievement of such net income levels by Advanced. The note also contains certain discounts which can be utilized by Advanced in the event the note is paid in full prior to September 18, 1996. Currently, management is in discussions with MLPC regarding the possible restructuring of the payment terms of the note. Management believes that the Company has sufficient liquidity and working capital and can produce sufficient cash flow to fund the repayment of the note.

RESULTS OF OPERATIONS

         As discussed above, the Company sold substantially all of the assets relating to two of its three business segments and as a result of such dispositions, discontinued the operations of the two business segments. Accordingly, in order for the financial data to be comparable, the net financial results of the two discontinued business segments are reflected as a single line item, "Income (loss) from operations of discontinued business segments, net of applicable taxes." The following narrative discusses only the operations of the Company's remaining business segment which provides outsourced telecommunications-based services through its Advanced subsidiary.

Fiscal 1995 vs. Fiscal 1994

         For the fiscal year ended June 30, 1995, the Company earned net income from continuing operations of $1,444,612 (2.35%) on revenues of $61,353,999 as compared to net income from continuing operations of $339,901 (.91%) on revenues of $37,447,381 earned in fiscal 1994.

         Revenues generated during fiscal 1995 by the Company's Advanced subsidiary increased $23,906,618 (63.8%) to $61,353,999 over revenues earned in fiscal 1994 of $37,447,381. This increase resulted from both the addition of new clients and additional business from certain existing customers. Advanced has one customer which represented approximately 53.1% of the revenues generated in the 1995 fiscal year. Although the loss of this customer could have a material, adverse effect on the Company, in management's opinion, the potential risk associated with any concentration of business with the client is mitigated by the fact that Advanced performs services for various autonomous business units within that customer's organization. Advanced's long-term strategy is to capitalize on its quality, technology, capacity, speed and flexibility to generate recurring revenues by securing long-term relationships with targeted large corporate clients which use telecommunications as an integral, ongoing element in their core marketing and/or customer service strategies. However, ATC does continue to perform project-based business for certain of its customers for which there can be no assurance that the clients who generate this project-oriented revenue will repeat or continue their projects.

         During the fiscal year ended June 30, 1995, the gross margin earned on revenues increased 72.3% to $18,238,646 versus the $10,585,565 earned in the 1994 fiscal year due primarily to the increases in revenues mentioned above. However, a portion of the gross margin improvement was attributable to increased operating efficiency which resulted in an increase in the gross margin earned as a percentage of revenues to 29.7% in fiscal 1995 from 28.3% in fiscal 1994. Growth in revenues places pressure on gross margins because the Company (i) expenses the majority of the start-up costs on its new projects and (ii) must often expand based on less than 100% absorption of its new capacity. As the Company's business plan has been and continues to be focused on obtaining market share, management continues to counter growth driven pressures on gross margins by innovatively applying its technology and by placing an emphasis on its recruiting, training and quality control processes to improve operating efficiencies. Such efforts allowed Advanced to achieve an improved gross margin as a percentage of revenues in fiscal 1995 despite its revenue growth.

         The Company's revenue growth in fiscal 1995 and the addition of personnel necessary to support its growth resulted in an increase in selling, general and administrative expenses of $5,219,394 (64.2%) to $13,353,518 in the fiscal year ended June 30, 1995 over the previous fiscal year. During fiscal 1995, the Company increased its production capacity from approximately 1,470 positions in fiscal 1994 to 2,946 positions at June 30, 1995. The facilities necessary to house this growth in positions require substantial investments in technology, infrastructure and quality personnel to attract and retain the large corporate users of the Company's services that management has targeted. Such facilities are often utilized at less than 100% capacity initially which places pressure on selling, general and administrative expenses as a percentage of revenues. In light of the pressures created by expansion, management is focused on this expense area and has managed to maintain such expenses at 21.7% of revenues in both fiscal 1995 and fiscal 1994 despite the Company's growth.

         The increase in production capacity mentioned above also requires substantial expansion of data processing and telecommunications equipment, furniture and other capital items to support Advanced's facilities. These additional capital items resulted in an increase in depreciation and amortization expense in fiscal 1995 of $1,125,002 (101.1%) as compared to the fiscal 1994. As a percentage of revenue, non-cash charges increased from 3.0% in fiscal 1994 to 3.6% in fiscal 1995; however, management believes, as utilization of its long-term investments increases, these expenses as a percentage of revenues should decrease unless further expansions are mandated by additional business.

         Net interest expense for the fiscal year ended June 30, 1995 increased $39,129 (4.78%) versus the previous fiscal year. However, as a percentage of revenues, net interest expense decreased to 1.4% in fiscal 1995 versus 2.2% in fiscal 1994 despite the increased working capital demands created by Advanced's revenue growth and the increase in long-term debt and capital lease arrangements utilized to finance the capacity expansion discussed above. In May 1994, the Company significantly lowered the rate Advanced paid for working capital borrowings from an annualized rate of approximately 12% in fiscal 1994 to approximately 10% in fiscal 1995 by securing a $15 million working capital credit facility with a major commercial bank to replace its previous working capital financing arrangement. Additionally in June 1994 the Company finalized the conversion of approximately $3.1 million in 15% short-term debt into shares of its Series C Convertible Preferred Stock. Interest on this short-term debt, now converted, was approximately $320,000 in fiscal 1994.

         In the fiscal year ended June 30, 1995, the Company's effective income tax rate was approximately 19.3%. This rate is less than the statutory federal income tax rate of 34% due to certain targeted jobs tax credits earned by Advanced during fiscal 1995. The federal programs which created these tax credits expired on December 31, 1994 and unless such programs are renewed or similar federal programs are enacted Advanced will not realize the benefits of such tax credits in years subsequent to fiscal 1995.

         Management knows of no trends or uncertainties other than those mentioned above that will have a material favorable or unfavorable impact on operating results.

Fiscal 1994 vs. Fiscal 1993

         During fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result, the Company recognized certain one-time income tax benefits relating to the future utilization of the Company's net operating loss carryforward position. In fiscal 1994 the Company corrected its consolidated net operating loss carryforwards recognized in fiscal 1993 and corrected its fiscal 1993 classification of certain of its net operating loss carryforwards by reducing costs in excess of net assets acquired. Accordingly, the one-time income tax benefits and net income recognized in fiscal 1993 were reduced by approximately $700,000. The corrected one-time income tax benefit recognized in fiscal 1993 ($819,166) was allocated between continuing and discontinued operations thus increasing net income from discontinued operations, net of applicable taxes by $398,328 and increasing net income from continuing operations by $420,838.
The portion of the income tax benefit which was reclassified in fiscal 1993 to costs in excess of net assets acquired will be recognized through the reduction of amortization expense.

         For the fiscal year ended June 30, 1994 the Company earned net income from continuing operations before income taxes of $519,664 on revenues of $37,447,381 as compared to a loss of $1,237,758 on revenues of $17,828,764 in fiscal 1993. After the inclusion of income from operations of discontinued business segments and a gain on the disposition of the assets of a business segment, net income for fiscal 1994 was $2,995,604.

         Revenues generated during fiscal 1994 by the Company's Advanced subsidiary increased $19,618,617 (110.0%) to $37,447,381 over fiscal 1993's
$17,828,764. The increase resulted from both the addition of various new clients and additional business generated by certain existing customers.

         Gross margin earned on revenues increased $5,072,917 (92.0%) in fiscal 1994 compared to fiscal 1993 while gross margin as a percentage of revenue decreased from fiscal 1993's 30.9% to 28.3% in fiscal 1994. The 92.0% increase in gross margin is directly related to the 110% revenue increase in fiscal 1994 whereas the decreased gross margin percentage is, in large part, due to a strategic operational restructuring undertaken in fiscal 1993 at ATC. That strategic restructuring included, among other things, a concentrated effort to improve the quality of ATC's services in part by improving the quality of ATC's workforce. This strategy has resulted in higher operating costs primarily due to increased payroll costs and increased start-up costs such as recruiting, training and data processing.

         The $2,174,626 (36.5%) increase in selling, general and administrative expenses to $8,134,124 in fiscal 1994 from $5,959,498 in fiscal 1993 emanates from the addition of personnel necessary to support the ATC revenue growth in a manner consistent with its quality emphasis and from increased sales commissions on that revenue growth. As a percentage of revenues however, selling, general and administrative expenses decreased from 33.4% in the fiscal year ending June 30, 1993 to 21.7% for fiscal 1994. This is primarily due to increased efficiencies created by the increased volume of business at ATC and management's ongoing effort to reduce such costs.

         Depreciation and amortization expense increased $621,017 (126.3%) in fiscal 1994 to a total of $1,112,853. This increase was the result of ATC's substantial expansion for data processing, telecommunications, facilities and other capital items needed to implement properly its operating strategy and support its revenue growth. For example, at June 30, 1994 ATC's fixed assets totalled $8,425,702 (at cost) versus $3,169,345 (at cost) on June 30, 1993.

         Net interest expense for the current fiscal year increased to $818,924 from $346,628 in the 1993 fiscal year, or 136.3%. The increase is due in large part to the greater short-term borrowing by ATC to fund its increased working capital requirements and in part to interest expense related to the capitalized leases and other equipment financing obtained by ATC during the 1994 fiscal year. Finally, in fiscal 1993 the Company also recognized a certain one-time credit of approximately $100,000 which resulted in a reduced net interest expense.

         As the Company previously redeemed its Swiss Franc denominated debentures on the stated April 1993 due date, the Company did not experience any foreign currency transaction gain or loss from exchange rate fluctuations in fiscal 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See pages F-1 through F-17 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On June 2, 1995 the Audit Committee of the Board of Directors of the Company unanimously approved the dismissal of Grant Thornton as the independent certified public accountants and auditors for the Company. Grant Thornton performed the audit for the Company for the fiscal years ended June 30, 1992, 1993 and 1994. Grant Thornton's reports on the financial statements of the Company for those years did not contain an adverse opinion, nor a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope or accounting principles. Except as described below, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in connection with its report during the Company's two most recent fiscal years and any subsequent interim period preceding this dismissal.

         With regard to the financial statements of the Company for the year ended June 30, 1993, there was an initial disagreement as to the amount of the deferred taxes to be recognized for net operating losses carried forward. With regard to the financial statements of the Company for the year ended June 30, 1994, there was an initial disagreement as to the accounting treatment for the recognition of a deferred tax asset for net operating loss carryforwards acquired in a business combination for which goodwill was recorded. Both disagreements, however, were resolved to the mutual satisfaction of Grant Thornton and the Company.

         Neither the Company's Audit Committee nor its Board of Directors discussed the subject matter of the above described disagreements with Grant Thornton. The Company has authorized Grant Thornton to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreements. The Audit Committee's decision to dismiss Grant Thornton was unrelated to the initial disagreements described above.

         Also on June 2, 1995, the Audit Committee of the Board of Directors unanimously approved the appointment of the firm of Price Waterhouse LLP to serve as the independent accountants for the Company for the fiscal year ending June 30, 1995.

         On June 9, 1995 the Company filed a report on Form 8-K related to the dismissal of Grant Thornton as independent accountants for the Company.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         This information will be contained in the definitive proxy statement of the Company for the 1995 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

         This information will be contained in the definitive proxy statement of the Company for the 1995 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         This information will be contained in the definitive proxy statement of the Company for the 1995 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         This information will be contained in the definitive proxy statement of the Company for the 1995 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and is incorporated herein by reference.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K.

FINANCIAL STATEMENTS

         See "Index to Consolidated Financial Statements" included on page F-1 of this Form 10-K Annual Report for a listing of the financial statements and schedules filed as a part of this Form 10-K Annual Report.

EXHIBITS

         The following exhibits are filed as a part of this Form 10-K Annual
Report:

3.1 Certificate of Incorporation of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1 Registration Statement - File No. 33-6268).

3.2 Certificate of Amendment of Kenneth Resources, Inc. to reflect change of name to National Reference Publishing, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1 Registration Statement - File No. 33-6268).

3.3 Certificate of Amendment of National Reference Publishing, Inc. to reflect change of name to NRP Inc. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1994).

3.4 Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1 Registration Statement - File No. 33-6268).

3.5 Amendment to Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1 Registration Statement - File No. 33-6268).

4.1      Specimen of Share Certificate of Company's Common Stock.
         (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1994).

4.2 Form of Series B Preferred Stock, as amended. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1994).

4.3 NRP Inc. Series C Preferred Stock certificate issued to Codinvest Limited with attached designations. (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.8 Lease Agreement dated January 1, 1991 by and between Royal Tech Properties, Ltd. and Advanced Telemarketing Corporation. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1991).

10.9 Settlement Agreement and Promissory Note dated September 18, 1992 by and between Advanced Telemarketing Corporation and Merrill Lynch Private Capital Inc. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1992).

10.10 Asset Purchase Agreement by and between Advanced Telemarketing Corporation and GTE Market Resources, Inc. dated December 31, 1992. (Incorporated by reference from Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1992).

10.11 Asset Purchase Agreement by and among M/B Ltd. Services, Inc., NRP Inc., and United Communications Group executed July 26, 1993. (Incorporated by reference from Company's Form 8-K Current Report dated August 13, 1993).

10.12 Non-Competition Agreement by and among M/B Ltd. Services, Inc., NRP Inc., and United Communications Group executed July 26, 1993. (Incorporated by reference from Company's Form 8-K Current Report dated August 13, 1993).

10.13 Loan and Security Agreement dated May 17, 1994 among Continental Bank N.A., Advanced Telemarketing Corporation and American Telesales Corporation. (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.14 Guaranty dated May 17, 1994 by NRP Inc. in favor of Continental Bank, N.A. (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.15 Investment Letter dated June 16, 1994 by Codinvest Limited. (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.16 Asset Purchase Agreement by and among NRL Brokerage, Inc., NRL Management, Inc., S.D. Bogner, Inc., NRP Inc., and Stephen D. Bogner executed August 30, 1994 (including promissory notes and guaranties). (Incorporated by reference from Company's Form 8-K Current Report dated August 30, 1994).

21       Subsidiaries of Company:

         The Company as of June 30, 1995 had the following operating subsidiary:


27       Financial Data Schedule.

                Name                     State of Incorporation    Percentage Ownership
----------------------------------       ----------------------    --------------------
Advanced Telemarketing Corporation       Nevada                    99.03%

         During fiscal 1994 the Company conducted its telecommunications-based operations through two subsidiaries, Advanced and American Telesales Corporation ("American"). Effective January 1, 1995, the Company merged the wholly owned American subsidiary into Advanced. As a result of the merger, all of the Company's telecommunications-based operations are currently conducted by Advanced.

         Copies of the above Exhibits are available to stockholders of record at a charge of $.50 per page, minimum of $5.00 each. Direct requests to:

                          NRP Inc.
                          Attention:  Secretary
                          5950 Berkshire Lane, Suite 1650
                          Dallas, Texas  75225

REPORTS ON FORM 8-K

         On June 9, 1995 the Company filed a report on Form 8-K reporting, under "Item 4. - Changes in Registrant's Certifying Accountant", the dismissal of Grant Thornton as independent certified public accountants and auditors for the Company. See "Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NRP INC.
                                   (The Registrant)



Dated:   September 27, 1995        By:   /s/  Michael G. Santry
                                       --------------------------------------
                                            Michael G. Santry
                                            Chief Executive Officer and
                                            Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated:   September 27, 1995        By:   /s/  Michael G. Santry
                                       ----------------------------------------
                                            Michael G. Santry, Director



Dated:   September 27, 1995        By:   /s/  Patrick V. Stark
                                       ----------------------------------------
                                            Patrick V. Stark, Director



Dated:   September 27, 1995        By:   /s/  Thomas Bijou
                                       ----------------------------------------
                                            Thomas Bijou, Director



Dated:  September 27, 1995         By:   /s/  Jerry L. Sims, Jr.
                                       ----------------------------------------
                                            Jerry L. Sims, Jr., Controller and
                                            Director



Dated:  September 27, 1995         By:
                                       ----------------------------------------
                                            J. Michael Allred, Director



Dated:  September 27, 1995         By:
                                       ----------------------------------------
                                            J. Frank Mermoud, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULES (ITEM 14(A))



                                                                                                                     Page
                                                                                                                     ----
Report of Price Waterhouse LLP, Independent Accountants                                                               F-2

Report of Grant Thornton, Independent Accountants                                                                     F-3

Consolidated Statements of Income for the Years Ended
   June 30, 1995, 1994, and 1993                                                                                      F-4

Consolidated Balance Sheets at June 30, 1995 and 1994                                                                 F-5

Consolidated Statements of Shareholders' Equity for the Years
   Ended June 30, 1995, 1994, and 1993                                                                                F-6

Consolidated Statements of Cash Flows for the Years Ended
   June 30, 1995, 1994, and 1993                                                                                      F-7

Notes to Consolidated Financial Statements                                                                            F-8

Schedule II - Valuation and Qualifying Accounts                                                                      F-17


All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of NRP Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NRP Inc. and its subsidiary at June 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





Price Waterhouse LLP

Dallas, Texas
August 29, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
NRP Inc.


We have audited the accompanying consolidated balance sheet of NRP Inc. and Subsidiaries as of June 30, 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NRP Inc. and Subsidiaries as of June 30, 1994 and the consolidated results of their operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II of NRP Inc. and Subsidiaries for each of the two years in the period ended June 30, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.



GRANT THORNTON

Dallas, Texas
September 7, 1994

                                    NRP INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED JUNE 30, 1995, 1994, AND 1993


                                                                         1995              1994              1993
                                                                      -----------       -----------       -----------
Sales                                                                 $61,353,999       $37,447,381       $17,828,764
Cost of sales                                                          43,115,353        26,861,816        12,316,116
                                                                      -----------       -----------       -----------
Gross margin                                                           18,238,646        10,585,565         5,512,648
Selling, general and administrative expenses                           13,353,518         8,134,124         5,959,498
Depreciation and amortization                                           2,237,855         1,112,853           491,836
                                                                      -----------       -----------       -----------
          Total expenses                                               15,591,373         9,246,977         6,451,334
                                                                      -----------       -----------       -----------
Income (loss) from continuing operations                                2,647,273         1,338,588          (938,686)
Interest expense (Notes 3, 4, and 5)                                      945,501           903,048           379,482
Interest income (Note 8)                                                   87,448            84,124            32,854
Foreign currency transaction gain                                              --                --            47,556
                                                                      -----------       -----------       -----------
Income (loss) from continuing
    operations before income taxes                                      1,789,220           519,664        (1,237,758)
Income tax benefit (expense) (Note 9)                                    (344,608)         (179,763)          420,838
                                                                      -----------       -----------       -----------
Income (loss) from continuing operations                                1,444,612           339,901          (816,920)
Income (loss) from operations of discontinued business segments,
    net of applicable taxes (Notes 8 and 14)                             (109,229)          108,854         1,999,139
Gain on disposition of assets of discontinued business
    segment, net of applicable taxes (Note 14)                                 --         2,546,849                --
                                                                      -----------       -----------       -----------
Net income                                                            $ 1,335,383       $ 2,995,604       $ 1,182,219
                                                                      ===========       ===========       ===========
Earnings per common share and common share
equivalents (Note 7):
    Income (loss) from continuing operations                          $      0.06       $      0.02       $     (0.07)
    Income (loss) from discontinued operations                              (0.01)             0.01              0.15
    Income from disposition of assets of discontinued operations               --              0.18                --
                                                                      -----------       -----------       -----------
    Net income                                                        $      0.05       $      0.21       $      0.08
                                                                      ===========       ===========       ===========
Weighted average common and common equivalent
         shares outstanding (Note 7)                                   18,441,214        13,685,286        13,294,442
                                                                      ===========       ===========       ===========

                             See accompanying notes

                                    NRP INC.
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994


                          ASSETS                                 1995          1994
                          ------                              -----------   -----------
Current assets:
   Cash and cash equivalents                                   $2,481,170    $5,166,074

    Accounts receivable - trade
       Less allowance for doubtful accounts of
       $90,846 in 1995 and $118,317 in 1994                     7,908,402     8,664,201
    Notes receivable:
       Related parties (Note 8)                                 1,007,470       377,011
       Other                                                      136,970       128,937
    Assets held for sale, net (Note 14)                                --       773,485
    Prepaid expenses                                              254,363       338,660
    Deferred income tax benefit (Note 9)                          390,981        95,046
                                                              -----------   -----------
       Total current assets                                    12,179,356    15,543,414

    Property and equipment (Note 5):
       Equipment                                               11,107,523     7,011,651
       Furniture and fixtures                                   3,294,348     1,180,779
       Purchased software                                         879,632       313,716
                                                              -----------   -----------
                                                               15,281,503     8,506,146
Less accumulated depreciation and amortization                  4,420,052     2,305,938
                                                              -----------   -----------

                                                               10,861,451     6,200,208

Cost in excess of net assets acquired, net of accumulated
     amortization of $894,864 in 1995 and $801,328 in
     1994 (Notes 2 and 9)                                       1,345,545     2,009,358

Other assets                                                      970,278       508,210
                                                              -----------   -----------
                                                              $25,356,630   $24,261,190
                                                              ===========   ===========

                   LIABILITIES AND
                 SHAREHOLDERS' EQUITY                     1995           1994
                 --------------------                -------------     -----------
Current liabilities:
   Notes payable (Note 3)                            $          --      $3,551,278
   Accounts payable - trade                              3,023,716       2,028,946
   Unearned revenues and customer deposits                 999,969         219,655
   Other accrued liabilities                             2,127,033       1,547,975
   Accrued compensation expense                            953,217       1,715,716
   Accrued telephone expense                               653,731         477,925
   Accrued interest                                         51,027          25,585
   Current portion of long-term debt                     1,732,619         540,633

       Total current liabilities                         9,541,312      10,107,713

Long-term debt (Note 4)                                  3,578,584       3,141,558

Commitments and contingencies (Notes 5 and 10)                  --              --

Shareholders' equity (Note 6):
   Preferred stock, $.01 par value, 1,000,000 shares
       authorized; 29,778 convertible, $.36
       cumulative Series B shares ($107,200 aggregate
       liquidation preference) and 840,000
       convertible, $.11 cumulative Series C shares
       ($3,074,400 aggregate liquidation preference)
       issued and outstanding in 1995 and 1994.              8,698           8,698

   Common stock, $.01 par value, 27,500,000 shares
       authorized; 13,563,361 shares issued and
       outstanding in 1995 and 1994                        135,634         135,634

   Additional paid-in capital                            8,649,610       8,657,058
   Retained earnings                                     3,442,792       2,210,529
                                                     -------------     -----------

       Total shareholders' equity                       12,236,734      11,011,919
                                                     -------------     -----------
                                                     $  25,356,630     $24,261,190
                                                     =============     ===========


                            See accompanying notes.

                                    NRP INC.

                CONSOLIDATED STATEMENTS OF SHAREH0LDERS' EQUITY

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                            Preferred Stock
                                           -------------------------------------------------
                                                  Series B                   Series C                   Common Stock
                                           ----------------------       --------------------       ------------------------
                                            Shares      Par Value       Shares     Par Value        Shares        Par Value
                                           ---------    ---------       -------   ----------       ----------     ---------
BALANCE AT JUNE 30, 1992                     156,822    $   1,569            --   $       --       13,294,442     $ 132,944

Cash dividend paid on preferred stock             --           --            --           --               --            --
Net Income - as restated (Note 9)                 --           --            --           --               --            --
                                           ---------    ---------       -------   ----------       ----------     ---------
BALANCE AT JUNE 30, 1993                     156,822        1,569            --           --       13,294,442       132,944

Conversion of preferred stock to
    common stock                            (127,044)      (1,271)           --           --          254,088         2,542
Issuance of preferred stock pursuant
    to debt conversion                            --           --       840,000        8,400               --            --
Cash dividend paid on preferred stock             --           --            --           --               --            --
Common shares issued                              --           --            --           --           14,831           148
Net Income                                        --           --            --           --               --            --
                                           ---------    ---------       -------   ----------       ----------     ---------
BALANCE AT JUNE 30, 1994                      29,778          298       840,000        8,400       13,563,361       135,634

Cash dividend paid on preferred stock             --           --            --           --               --            --
Net Income                                        --           --            --           --               --            --
Treasury stock purchased                          --           --            --           --               --            --
                                           ---------    ---------       -------   ----------       ----------     ---------
BALANCE AT JUNE 30, 1995                      29,778    $     298       840,000   $    8,400       13,563,361     $ 135,634
                                           =========    =========       =======   ==========       ==========     =========

                                            Additional         Retained            Total
                                              Paid-In          Earnings        Shareholders'
                                              Capital          (Deficit)           Equity
                                            -----------       ------------     --------------
BALANCE AT JUNE 30, 1992                    $ 5,589,586       $ (1,900,118)    $    3,823,981

Cash dividend paid on preferred stock                --            (56,456)           (56,456)
Net Income - as restated (Note 9)                    --          1,182,219          1,182,219
                                            -----------       ------------     --------------
BALANCE AT JUNE 30, 1993                      5,589,586           (774,355)         4,949,744

Conversion of preferred stock to
    common stock                                 (1,271)                --                 --
Issuance of preferred stock pursuant
    to debt conversion                        3,058,956                 --          3,067,356
Cash dividend paid on preferred stock                --            (10,720)           (10,720)
Common shares issued                              9,787                 --              9,935
Net Income                                           --          2,995,604          2,995,604
                                            -----------       ------------     --------------
BALANCE AT JUNE 30, 1994                      8,657,058          2,210,529         11,011,919

Cash dividend paid on preferred stock                --           (103,120)          (103,120)
Net Income                                           --          1,335,383          1,335,383
Treasury stock purchased                         (7,448)                --             (7,448)
                                            -----------       ------------     --------------
BALANCE AT JUNE 30, 1995                    $ 8,649,610       $  3,442,792     $   12,236,734
                                            ===========       ============     ==============




                            See accompanying notes.

                                    NRP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1995, 1994, AND 1993

                                                                    1995              1994              1993
                                                                 -----------       -----------       -----------
Cash flows from operating activities:
    Net income                                                    $1,335,383        $2,995,604        $1,182,219
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                              2,237,855         1,112,853           491,836
        Foreign exchange gain                                             --                --           (47,556)
        Gain on disposition of assets                                     --        (3,887,140)               --
        Other                                                         46,912           (50,989)               --
        Changes in operating assets and liabilities:
            Accounts and notes receivable                            117,307        (3,900,414)       (3,829,997)
            Prepaid expenses                                          84,297          (107,697)          (22,176)
            Deferred income tax benefit - current                    274,342         1,423,986          (819,166)
            Assets held for sale                                      27,867          (522,301)          218,528
            Other assets                                            (534,457)         (394,096)          (12,299)
            Accounts payable                                         994,770         1,185,627         (275,432)
            Unearned revenues                                        780,314            63,940            77,470
            Accrued liabilities                                     (110,755)        1,607,125           890,032
            Accrued interest                                          25,442           384,747            43,660
            Other liabilities                                             --          (102,892)           38,272
                                                                 -----------       -----------       -----------
        Net cash provided by (used in) operating activities        5,279,277          (191,647)       (2,064,609)

Cash flows from investing activities:
    Capital expenditures                                          (5,201,466)       (3,126,194)         (636,102)
    Proceeds from sale of assets held for sale                       745,618         4,715,421                --
                                                                 -----------       -----------       -----------
        Net cash provided by (used in) investing activities       (4,455,848)        1,589,227          (636,102)

Cash flows from financing activities:
    Proceeds from short-term debt                                         --                --         3,159,446
    Proceeds (payments) from line of credit, net                  (3,551,278)        2,274,286         1,276,992
    Proceeds from long-term debt                                     841,073         1,049,585                --
    Payments on short-term debt                                           --                --          (561,107)
    Payments on long-term debt                                      (150,401)         (953,807)       (1,199,226)
    Payments on capital lease obligations                           (647,727)         (491,828)          (61,136)
                                                                 -----------       -----------       -----------
        Net cash provided by (used in) financing activities       (3,508,333)        1,878,236         2,614,969
                                                                 -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents              (2,684,904)        3,275,816           (85,742)
Cash and cash equivalents at beginning of year                     5,166,074         1,890,258         1,976,000
                                                                 -----------       -----------       -----------
Cash and cash equivalents at end of year                         $ 2,481,170       $ 5,166,074       $ 1,890,258
                                                                 ===========       ===========       ===========
Supplemental information on non-cash transactions
is as follows:
    Capital lease obligations entered into                       $ 1,586,067       $ 2,466,123       $    71,582
    Issuance of preferred stock pursuant to debt conversion               --         3,067,356                --



                            See accompanying notes.

                                    NRP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995, 1994 AND 1993

1.  ORGANIZATION AND ACQUISITIONS

    NRP Inc., operating under the trade name ATC Communications Group ("ATC" or the "Company"), was incorporated in 1985. Through its subsidiary, ATC engages in the telecommunications-based marketing and information services business. Prior to the disposition of the assets of its other business segments, ATC engaged in the businesses of direct mail marketing (primarily Zip Code directory packages) and mail list management and brokerage services. (See Note 14. Disposition of Assets).

    At June 30, 1995, ATC has the following operating subsidiary:

                                                                             Percent           Principal
                        Name                Date acquired     Owned by      Ownership      business activity
                        ----               ---------------    --------      ---------      -----------------
          Advanced Telemarketing             April 1988          ATC          99.03%      Telecommunications-
          Corporation ("Advanced")                                                           Based Services

    During fiscal 1994 the Company conducted its telecommunications-based operations through two subsidiaries, Advanced and American Telesales Corporation ("American"). Effective January 1, 1995, the Company merged the wholly owned American subsidiary into Advanced. As a result of the merger, all of the Company's telecommunications-based operations are currently conducted by Advanced.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation - The consolidated financial statements include the accounts of ATC and its majority- owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

    Revenues - Revenues are recognized as services are performed.

    Property and equipment - Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over five-year to eight-year lives.

    Capitalization of start-up costs - Advanced capitalizes certain up-front costs associated with the start-up of new business which is to be performed for its clients pursuant to long-term contracts (typically 3-5 years).
    Such costs are amortized over the life of such long-term contracts.

    Cost in excess of net assets acquired - The cost in excess of net assets acquired recognized in the acquisition of Advanced is being amortized using the straight-line method over 25 years.

    Income taxes - ATC joins with its subsidiaries in filing consolidated federal income tax return. In 1993 ATC adopted the Financial Accounting Standards Board's SFAS No. 109 "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting for income taxes. The cumulative effect of this change was not material to financial statements for years prior to 1993; therefore, it was not necessary to restate prior year balances.

    Statements of cash flows - For the purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

    Reclassifications - Certain 1994 and 1993 balances have been reclassified to conform with the 1995 presentation.

    Concentration of credit risk - The Company sells to customers in diversified industries throughout the United States. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from customers have been within management's expectations. Advanced currently has five major customers (see Note 11).

3.  NOTES PAYABLE

    Notes payable at June 30, 1995 and 1994, are summarized below:

                                                                            1995               1994
                                                                        -------------       ----------
Revolving line of credit by Advanced of up to $15,000,000 with a commercial bank at .75% over the bank's prime rate
    (effective rate of 9.75% at June 30, 1995) secured by
    Advanced's accounts receivable, furniture and equipment and
    expiring in May 1997.                                               $          --       $3,551,278
                                                                        -------------       ----------
                                                                        $          --       $3,551,278
                                                                        =============       ==========

4.  LONG-TERM DEBT

Long-term debt at June 30, 1995 and 1994, is summarized below:

                                                                             1995               1994
                                                                           ---------          --------
Unsecured note payable by Advanced to Merrill Lynch
    Private Capital Inc., payable in quarterly  installments of
    $25,000 of principal and interest (at prime, not to exceed
    9%) through July 1997  (see further discussion below)                   $771,504          $807,905

Note payable to a commercial bank of up to $1,500,000 to
    purchase equipment due in monthly payments beginning August
    15, 1994 equal to 1/60th of the principal amount
    outstanding on such date plus interest at a rate of 1.5%
    over the bank's prime rate (effective rate of approximately
    10.5% at June 30, 1995), with the remaining balance due May
    15, 1997; collateralized by Advanced's furniture and
    equipment                                                              1,326,658           599,585

                                                                             1995              1994
                                                                         -----------        ----------
Capital equipment lease obligations by Advanced, payable in
    installments through October 1999 (Note 5)                             3,213,041         2,274,701
                                                                         -----------        ----------
                                                                           5,311,203         3,682,191
Less current maturities                                                   (1,732,619)         (540,633)
                                                                         -----------        ----------
                                                                         $ 3,578,584        $3,141,558
                                                                         ===========        ==========

    Both the note payable to the commercial bank and the revolving line of credit discussed in Note 3 above contain various covenants which limit Advanced's indebtedness, capital expenditures, investments and payment and dividends to ATC. Additionally, Advanced is required to meet certain financial tests. The note payable and the revolving line of credit are guaranteed by ATC. The guaranty agreement limits ATC's ability to incur indebtedness, enter into guaranties and to acquire other companies.

    The unsecured note payable by Advanced to Merrill Lynch Private Capital Inc. ("MLPC") also contains a provision requiring semi-annual prepayments of principal if Advanced achieves certain net income levels. As of June 30, 1995 the entire principal balance under the note was due and payable to MLPC as a result of the cumulative effect of the achievement of such net income levels by Advanced. Currently, Advanced is in discussions with MLPC regarding a restructuring of the payment terms of the note. At June 30, 1995 the entire balance of the note was classified as current on ATC's balance sheet.

    Future maturities of long-term debt at June 30, 1995, are as follows:

                                     Fiscal Years Ending June 30
                                     ---------------------------
                                                 1996                         $1,732,619
                                                 1997                          1,806,394
                                                 1998                            832,953
                                         2000 and1thereafter                     842,345
                                                                              ----------
                                                                              $5,311,203
                                                                              ==========


    The Company paid interest in the amount of $920,059, $518,291, and $442,677 in 1995, 1994 and 1993, respectively.

5.  LEASES

    A portion of Advanced's computer equipment was purchased in 1994 and 1995 under capital leases totaling $4,070,490. These capital leases are included in the accompanying consolidated balance sheet under the following captions at June 30, 1995:

                   Equipment                                            $4,070,490
                   Less accumulated depreciation                        (1,062,654)
                                                                        ----------
                                                                        $3,007,836
                                                                        ==========

    Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at June 30, 1995, are as follows:

                                                                          Capital           Operating
                                Year Ending June 30                       Leases             Leases
                                -------------------                     ----------        -----------
                                        1996                              $990,931         $3,971,163
                                        1997                               980,874          3,905,916
                                        1998                               967,575          3,089,909
                                        1999                               836,551          1,999,035
                                2000 and thereafter                         54,258          4,200,443
                                                                        ----------        -----------
                        Total minimum future lease payments             $3,830,189        $17,166,466
                                                                                          ===========
                        Less: amounts representing interest              (617,148)
                                                                        ----------
                       Present value of future lease payments           $3,213,041
                                                                        ==========


    In 1994 the Company renegotiated one of its operating leases and recognized as a reduction of rent expense approximately $100,000 of straight-line rents which had been previously deferred. Rent expense on operating leases for the years ended June 30, 1995, 1994, and 1993 was $2,791,550,
    $976,745, and $960,467, respectively.

6.  PREFERRED STOCK

    On January 21, 1994, 127,044 shares of Series B preferred stock were converted into 254,088 shares of common stock.

    On June 16, 1994 approximately $3.1 million in short-term debt was converted into 840,000 shares of a newly created Series C Preferred Stock. The Series C Preferred Stock entitles the registered owners to the following rights and preferences: (i) beginning June 30, 1995, preferential cumulative cash dividends at the annual rate of $0.11 per share, (ii) at any time prior to June 30, 2014, the right to convert each share into shares of NRP Inc. Common Stock, $.01 par value, at a conversion ratio of one share of Series C Preferred Stock for five shares of Common Stock, (iii) a liquidation preference of $3.66 per share, (iv) cash dividends on parity with shareholders of Common Stock based on the number of shares of Common Stock into which each share of Series C Preferred Stock is convertible and, (v) the right to a number of votes for each share of Series C Preferred Stock that is equal to the number of shares of Common Stock into which shares of Series C Preferred Stock is convertible.

7.  EARNINGS PER SHARE

    Primary and fully diluted earnings per common share is computed by dividing adjusted net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants and the assumed conversion of the Company's issued and outstanding preferred stock. A computation of earnings per share follows:

                                                           1995              1994              1993
                                                        ----------        ----------        ----------
PRIMARY
Weighted average shares outstanding                     13,561,007        13,400,312        13,294,442
Common stock equivalents:
    Net effect of dilutive stock options
        and warrants (1)                                   620,651            64,322                --
    Net effect of assumed conversion
        of dilutive preferred stock                      4,259,556           220,652                --
                                                        ----------        ----------        ----------
Primary average shares                                  18,441,214        13,685,286        13,294,442
                                                        ==========        ==========        ==========

FULLY DILUTED
Weighted average shares outstanding                     13,561,007        13,400,312        13,294,442
Common stock equivalents:
    Net effect of dilutive stock options
        and warrants (2)                                   796,428           107,106                --
    Net effect of assumed conversion
        of dilutive preferred stock                      4,259,556           220,652                --
                                                        ----------        ----------        ----------
Fully diluted shares                                    18,616,991        13,728,070        13,294,442
                                                        ==========        ==========        ==========

(1)   Based on the treasury stock method using the average market price.
(2) Based on the treasury stock method using the greater of the average or ending market price.

Net income (loss) from continuing
    operations                                          $1,444,612        $  339,901     $    (816,920)
Less preferred stock dividends                                  --           (10,720)          (56,456)
Less subsidiary income attributable to
    minority interest (3)                                 (408,929)               --                --
                                                        ----------        ----------        ----------
Net income (loss) from continuing
    operations applicable to common
    stock                                                1,035,683           329,181          (873,376)
Net income (loss) from discontinued
    business segments                                     (109,229)          108,854         1,999,139
Gain on disposition of assets of
    business segment                                            --         2,546,849                --
                                                        ----------        ----------        ----------
Net income applicable to
    common stock                                        $  926,454        $2,984,884        $1,125,763
                                                        ==========        ==========        ==========
Primary earnings per share                              $     0.05        $     0.21        $     0.08
                                                        ==========        ==========        ==========
Fully diluted earnings per share                        $     0.05        $     0.21        $     0.08
                                                        ==========        ==========        ==========


(3) As discussed in Note 12, the Company's Advanced subsidiary has granted options to purchase Advanced's common stock to certain of its key employees and officers. The Company's net income from continuing operations is therefore adjusted for the dilutive effect of such options on Advanced's income applicable to the Company.

8.  OTHER RELATED PARTY TRANSACTIONS

    The Company holds a note receivable from Freiburghaus & Partners, S.A. ("F&P"), a shareholder of record. The note bears interest at 11% per annum. At June 30, 1995 and 1994, unpaid principal and accrued interest amounted to $73,696 and $86,284, respectively. Interest income from this note amounted to $8,853, $9,462, and $14,300, in 1995, 1994 and 1993,
    respectively. In 1995, 1994, and 1993, the Company applied $21,440, $56,456, and $56,456, respectively, of accrued preferred stock dividends due to F&P against the note.

    At June 30, 1995 and 1994, an officer of the Company had outstanding borrowings and accrued interest of approximately $793,773 and $150,727, respectively, pursuant to a line of credit. The borrowing bears 6% annual interest and is due in full on June 30, 1996. Interest income from the receivable amounted to approximately $19,000, $21,000 and $22,000 in 1995, 1994 and 1993, respectively. As of September 27, 1995 payments had been received from the officer which reduced the balance of such borrowings to approximately $294,000.

    As part of the purchase of M/B Ltd. (see Note 14), the Company entered into a five-year management agreement with FEM, Inc. ("FEM"), a company controlled by a shareholder of the Company, effective March 1, 1986. In return for consulting and administrative services, the Company paid FEM $165,000 per year in monthly installments of $13,750 through March 1994. ATC paid FEM consulting fees of $110,000 and $165,000 for each of the years ended June 30, 1994 and 1993, respectively. At June 30, 1995 FEM had outstanding borrowings and accrued interest of $123,650 pursuant to a note receivable to the Company. The note bears 3% annual interest and is due in full on June 30, 1996.

    In August 1994 the Company sold certain of the assets of its list services subsidiaries to an officer of such subsidiaries. See further discussion in
    Note 14.

9.  INCOME TAXES

    As discussed in Note 2, during 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (the "Statement"). The Statement changes the method of accounting for deferred income taxes by requiring an asset and liability approach for financial accounting and reporting purposes. As a result of the change in accounting, the Company recognized a deferred tax benefit for the year ended June 30, 1993. During 1994 the Company corrected its 1993 consolidated net operating loss carryforwards by approximately $1,252,000 and corrected its 1993 classification of certain of the net operating loss carryforwards by reducing costs in excess of net assets acquired by approximately $285,000. Accordingly, the deferred income tax benefit and net income was reduced approximately $700,000.
    There was no cumulative effect on previous years as a result of the accounting change.

    During the years ended June 30, 1995 and 1994, the Company reduced cost in excess of net assets acquired by approximately $570,000 and $340,000, respectively by recording such net operating loss carryforwards on the Company's balance sheet.

    The components of the income tax expense (benefit) applicable to continuing operations for the fiscal year ended June 30 are as follows:

                                                        1995              1994               1993
                                                     -----------     --------------     --------------
                   Current                           $   438,475     $           --     $           --
                   Deferred                              (93,867)           179,763           (420,838)
                                                     -----------     --------------     --------------
                                                     $   344,608     $      179,763     $     (420,838)
                                                     ===========     ==============     ==============


    A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pre-tax income for the fiscal year ending June 30 is as follows:

                                                                     1995        1994        1993
                                                                    -------     -------    -------
                       Statutory rate                                 34.0%      34.0%     (34.0%)
                       Goodwill amortization                           1.8%       8.9%       12.7%
                       Tax credits                                   (15.8%)       --          --
                       Other                                          (0.7%)     (8.3%)     (12.7%)
                                                                    ------      ------     ------
                                                                      19.3%      34.6%      (34.0%)
                                                                    ======      ======     ======

    The components of deferred taxes included in the accompanying consolidated balance sheet as of June 30 are as follows:

                                                                            1995             1994
                                                                         -----------      -----------
                    Deferred tax assets:
                        Accrued expenses                                 $   187,065      $   187,948
                        Net operating loss carryforwards                     760,371          855,417
                        Tax credits                                          265,590               --
                                                                         -----------      -----------
                            Gross deferred tax assets                      1,213,026        1,043,365
                    Deferred tax liabilities:
                        Fixed assets                                        (580,471)        (312,167)
                        Non-compete agreement                               (154,010)              --
                                                                         -----------      -----------
                            Gross deferred tax liabilities                  (734,481)        (312,167)
                                                                         -----------      -----------
                                                                             478,545          731,198
                    Less:  valuation allowance                                    --         (570,279)
                                                                         -----------      -----------
                    Net deferred tax asset (liability)                   $   478,545      $   160,919
                                                                         ===========      ===========

    At June 30, 1995 the Company had net operating loss carryforwards of approximately $2,200,000 which are available to be carried forward to future periods. Due to the ownership changes which have taken place in prior years, the net operating loss carry forwards are subject to limitations set forth in regulations under the Internal Revenue Code.
    Under those regulations, future utilization is limited to approximately $279,000 per year. In fiscal 1995, the Company concluded, based on an assessment of all available evidence, that it is more likely than not that future taxable income will be sufficient to realize the tax benefits available; therefore, the Company reduced the valuation allowance $570,279. Changes in the valuation allowance related to the utilization of these net operating loss carryforwards reduced the costs in excess of net assets acquired.

10. COMMITMENTS

    Advanced entered into an employment agreement with an officer of the company through December 1995. The agreement specifies an annual base salary of $250,000 plus bonuses based on the Company's performance.

11. MAJOR CUSTOMERS

    The Company had sales to major customers comprising the following percentages of consolidated revenues for the years ended June 30:

                                     Customer           1995        1994        1993
                                     --------           ----        ----        ----
                                         A               53%         24%         52%
                                         B               10%         15%         17%
                                         C                4%          7%         12%
                                         D                4%         27%          --
                                         E                6%         10%          --

12. STOCK OPTIONS AND WARRANTS

    In February 1993 the Company's shareholders approved the NRP Inc. 1992 Stock Option Plan (the "Plan") which provides for the granting of options to purchase up to a maximum of 3,000,000 shares of Common Stock to key employees, officers, and directors of the Company and its subsidiaries. The Company granted, pursuant to the Plan, options to purchase 1,140,000 and 475,000 shares of Common Stock in fiscal 1994 and fiscal 1995, respectively, at the market price on the date of grant. Such options granted are exercisable for 10 years from the date of grant. At June 30, 1995, 1,203,000 of these options were fully vested with 164,334, 137,333 and 110,333 options vesting in fiscal years 1996, 1997 and 1998, respectively. The Company may grant additional options at any time prior to December 11, 2002.

    In May 1994 the Company granted warrants, which expire May 30, 1999, to a financial advisory services firm entitling the firm to purchase 650,000 shares of Common Stock at a purchase price of $1.625 per share, the market price on the date granted.

    In April 1993, Advanced initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to Advanced's key employees, officers, and directors to purchase up to a maximum of 436,471 shares of Advanced's common stock. To date options to purchase 414,652 shares of Advanced's common stock have been granted. 185,946 options have vested with 137,662, 73,912 and 17,132 options vesting in the fiscal years ending June 30 1996, 1997 and 1998, respectively. Advanced granted such options at management's best estimate of the common stock's market value at the date of grant.

    Pursuant to the Advanced Telemarketing Corporation 1993 Stock Option Plan, in October, 1993, Advanced granted to the president of Advanced options to purchase 680,908 shares of Advanced's common stock (representing 15% of the fully diluted common stock of Advanced) at $0.01 per share. In March 1995, the president of Advanced surrendered such options in exchange for stock options to purchase a total of 2,410,880 shares of ATC Common Stock at $0.8125 per share, the market price at the date of grant. The ATC options granted became fully exercisable on August 1, 1995 and are exercisable for 10 years from the date of grant.

13. EMPLOYEE BENEFIT PLAN

    During fiscal 1991 Advanced adopted a defined contribution 401(k) plan covering all eligible employees, as defined. Eligible employees may elect to contribute up to 15% of their compensation, not to exceed $9,000 per year. Advanced may, at its discretion, match employee contributions. There was no employer matching contribution made in 1995, 1994 or 1993.

14. DISPOSITION OF ASSETS

    On August 30, 1994, pursuant to an asset purchase agreement, NRL Direct, Inc., a wholly-owned subsidiary of NRP, sold certain of its assets consisting primarily of cash, accounts receivable, fixed assets, tradenames, and other assets for promissory notes aggregating approximately $745,000. As a result of the asset disposition, effective July 1, 1994 ATC no longer engages in the list brokerage and list management businesses.
    The net assets conveyed were reclassified on the June 30, 1994 balance sheet to separately identify them as assets held for sale.

    On August 13, 1993 M/B Ltd. Services, Inc., a wholly-owned subsidiary of NRP ("M/B Ltd."), pursuant to an asset purchase agreement, sold substantially all of the assets related to the marketing, publishing and distribution of the National Five Digit ZIP Code Directory package (the "Directory"). M/B Ltd. received net cash consideration of approximately $4.7 million and recognized a one-time after-tax gain of approximately $2.5 million in the fiscal year ending June 30, 1994. As a result of the asset disposition, M/B Ltd. no longer sells the Directory.

    Summary financial information related to the discontinued business segments was as follows:

                                                                    For the Year Ended June 30:
                                                          1995                   1994                   1993
                                                     --------------           -----------            -----------
          Revenue                                    $           --           $17,559,736            $19,318,226
          Cost of Sales                                          --            15,277,072             15,388,171
                                                     --------------           -----------            -----------
          Gross Margin                               $           --           $ 2,282,664            $ 3,930,055
                                                     ==============           ===========            ===========
          Income (Loss) From Operations              $     (135,285)          $   179,808            $ 1,607,511
          Net Interest (Expense) Income                          --               (11,482)                (6,700)
                                                     --------------           -----------            -----------
          Net Income Before Taxes                          (135,285)              168,326              1,600,811
          Income Tax (Expense) Benefit                       26,056               (59,472)               398,328
                                                     --------------           -----------            -----------
          Net Income (Loss)                          $     (109,229)          $   108,854            $ 1,999,139
                                                     ==============           ===========            ===========

    The net after-tax income or loss derived from the operation of these business segments has been classified on the statement of income to separately identify them as income from operations of discontinued business segments, net of applicable taxes.

15. INDUSTRY SEGMENT INFORMATION

    ATC, through its subsidiary, operates principally in one industry segment: telecommunications based marketing and information services.

                                    NRP INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED JUNE 30, 1995, 1994, AND 1993



                                                                 Charged To
                                                                 Earnings -
                                             Balance at          General And
                                            Beginning Of       Administrative             Net           Balance At End
               Description                      Year              Expenses             Write-Off            Of Year
   ---------------------------------        ------------       --------------         ------------      --------------
   YEAR ENDED JUNE 30, 1993:
   Allowance for doubtful accounts          $      31,543      $        22,500        $       8,565     $       62,608
                                            =============      ===============        =============     ==============
   YEAR ENDED JUNE 30, 1994:
   Allowance for doubtful accounts          $      62,608      $        63,000        $      (7,291)    $      118,317
                                            =============      ===============        =============     ==============
   YEAR ENDED JUNE 30, 1995:
   Allowance for doubtful accounts          $     118,317      $       (15,000)       $     (12,471)    $       90,846
                                            =============      ===============        =============     ==============

                                 EXHIBIT INDEX


Exhibit                                                                                       Sequentially
 Number          Description of Exhibit                                                       Numbered Page
--------         ----------------------                                                       -------------
3.1              Certificate of Incorporation of Kenneth Resources, Inc.
                 (Incorporated by reference from Company's Amendment No. 1 to
                 Form S-1 Registration Statement - File No. 33-6268).

3.2 Certificate of Amendment of Kenneth Resources, Inc. to reflect change of name to National Reference Publishing, Inc.
                 (Incorporated by reference from Company's Amendment No. 1 to
                 Form S-1 Registration Statement -File No. 33-6268).

3.3              Certificate of Amendment of National Reference Publishing,
                 Inc. to reflect change of name to NRP Inc. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1994).

3.4 Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1 Registration
                 Statement - File No. 33-6268).

3.5 Amendment to Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1
                 Registration Statement - File No. 33-6268).

4.1              Specimen of Share Certificate of Company's Common Stock.
                 (Incorporated by reference from Company's Form 10-K Annual
                 Report for the year ended June 30, 1994).

4.2 Form of Series B Preferred Stock, as amended. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1994).

4.3              NRP Inc. Series C Preferred Stock certificate issued to
                 Codinvest Limited with attached designations. (Incorporated by reference from Company's Form 8-K Current Report dated June
                 16, 1994).

10.8             Lease Agreement dated January 1, 1991 by and between Royal
                 Tech Properties, Ltd. and Advanced Telemarketing Corporation.
                 (Incorporated by reference from Company's Form 10- K Annual
                 Report for the year ended June 30, 1991).

10.9             Settlement Agreement and Promissory Note dated September 18,
                 1992 by and between Advanced Telemarketing Corporation and Merrill Lynch Private Capital Inc. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June
                 30, 1992).

10.10            Asset Purchase Agreement by and between Advanced Telemarketing
                 Corporation and GTE Market Resources, Inc. dated December 31,
                 1992. (Incorporated by reference from Company's Form 10-Q
                 Quarterly Report for the quarter ended December 31, 1992).

10.11            Asset Purchase Agreement by and among M/B Ltd. Services, Inc.,
                 NRP Inc., and United Group executed July 26, 1993.
                 (Incorporated by reference from Company's Form 8-K Current
                 Report dated August 13, 1993).

10.12            Non-Competition Agreement by and among M/B Ltd. Services,
                 Inc., NRP Inc., and United Communications Group executed July
                 26, 1993. (Incorporated by reference from Company's Form 8-K
                 Current Report dated August 13, 1993).

10.13            Loan and Security Agreement dated May 17, 1994 among
                 Continental Bank N.A., Advanced Telemarketing Corporation and
                 American Telesales Corporation. (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.14            Guaranty dated May 17, 1994 by NRP Inc. in favor of
                 Continental Bank, N.A.  (Incorporated by reference from
                 Company's Form 8-K Current Report dated June 16, 1994).

10.15            Investment Letter dated June 16, 1994 by Codinvest Limited.
                 (Incorporated by reference from Company's Form 8-K Current
                 Report dated June 16, 1994).

10.16            Asset Purchase Agreement by and among NRL Brokerage, Inc., NRL
                 Management, Inc., S.D.  Bogner, Inc., NRP Inc., and Stephen D.
                 Bogner executed August 30, 1994 (including promissory notes and guaranties). (Incorporated by reference from Company's
                 Form 8-K Current Report dated August 30, 1994).

27               Financial Data Schedule.