Form 10-K405/A
period 1995-06-30
NRP INC
filed 1995-10-30
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _________________  to _________________

Commission file number:  0-14315

                                    NRP INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          75-2050538
            --------                                          ----------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


5950 BERKSHIRE LANE, SUITE 1650, DALLAS, TEXAS                   75225
----------------------------------------------                 ----------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (214)  361-9870
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1995 was approximately $41 million.

    Shares of Common Stock outstanding as of September 30, 1995:  13,563,361

                      DOCUMENTS INCORPORATED BY REFERENCE

NRP INC.
AMENDMENT TO FORM 10-K

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The following table sets forth the names and ages of all directors and executive officers of the Company as well as all positions and offices held by each such person and his term in each such position or office.

                                              Position with the                             Held
      Name and Age                          Company or Subsidiary                       Position Since
-----------------------      ------------------------------------------------           --------------
Michael G. Santry            President, Chief Executive Officer,                        February 1986
47                           Chief Financial Officer and Director.

Thomas Bijou                 President of Advanced Telemarketing Corporation            August 1992
44                           and Director                                               February 1993

Jerry L. Sims, Jr.           Secretary,                                                 February 1994
34                           Controller,                                                September 1991
                             and Director                                               November 1993

J. Frank Mermoud             Director                                                   March 1994
39

Patrick V. Stark             Director                                                   December 1991
41

Mike Allred                  Director                                                   February 1993
50


         MICHAEL G. SANTRY has been the President, Chief Executive Officer, Chief Financial Officer and a Director of the Company since February 1986. Since 1980 Mr. Santry has been President and a Director of Lakewood Financial Consultants, Inc., a privately held corporation providing financial consulting services. Mr. Santry is a Certified Public Accountant.

         THOMAS BIJOU has been a Director of the Company since February 1993 and has been President of the Company's operating subsidiary, Advanced Telemarketing Corporation, since August 1992. Mr. Bijou was a Vice President for Tigon Corporation, a voice mail services subsidiary of Ameritech Corporation from 1983 to August 1992.

         JERRY L. SIMS, JR. has been a Director of the Company since November 1993, Secretary of the Company since February 1994, and Controller of the Company since September 1991. From 1985 to 1991 Mr. Sims was Vice President of Finance for the Company's subsidiary, Advanced Telemarketing Corporation.

         J. FRANK MERMOUD has been a Director of the Company since March 1994 and has acted as a consultant to the Company since May 1993. Mr. Mermoud was a Legislative Director of Congressional Affairs with the U.S. Department of State from 1992 to 1993 and prior to joining the U.S. Department of State Mr. Mermoud was a Congressional Liaison Officer with U.S. Information Agency since 1988.

         PATRICK V. STARK has been a Director of the Company since December 1991 and has been a Shareholder and Director of the law firm Kane, Russell, Coleman and Logan since 1992. Prior to joining the law firm Mr. Stark was Executive Vice President and General Counsel for Lifetime Automotive Products since May 1991 and prior to joining Lifetime Automotive Products, Mr. Stark was a Director and Shareholder with the law firm Geary, Glast & Middleton.

         MIKE ALLRED has been a Director of the Company since February 1993 and has been a Director of Spencer Stuart since April 1994. Prior to joining Spencer Stuart Mr. Allred was a Vice President of E-Systems from May 1992 to March 1994 and from 1987 to 1992 Mr. Allred was President/Chief Executive Officer of VI-Tec.

         Each director serves until the next annual meeting of the Company's shareholders and until the director's successor is duly elected. Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the above named officers and directors of the Company.

ITEM 11:         EXECUTIVE COMPENSATION.

         Furnished below is a table containing individual compensation information on the Chief Executive Officer of NRP Inc. and the two other most highly paid executive officers of NRP Inc. and its operating subsidiary, each of whose total annual salary and bonus amounts totaled $100,000 or more for services rendered in all capacities during the fiscal years ended June 30, 1995.


                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                                                                -------------------------------------
                                              Annual Compensation                        Awards               Payouts
                                     ------------------------------------       ---------------------------   -------
   Name and Principal       Year      Salary     Bonus       Other Annual        Restricted       Options/     LTIP     All Other
        Position                        $          $         Compensation       Stock Awards      SARs (7)    Payouts  Compensation
------------------------    ----     -------    -------      ------------       ------------     ----------   -------  ------------
Michael G. Santry           1995     275,000       (1)            --                 --              --         --          --
President,                  1994     331,250       --             --                 --              --         --          --
Chief Executive Officer,    1993     350,000       --             --                 --              --         --          --
Chief Financial Officer

Thomas Bijou                1995     250,016     125,000(2)       --                 --          2,410,880 (4)  --          --
President of Advanced       1994     228,079     175,000(2)       --                 --              --         --         (4)
Telemarketing Corp.         1993     151,679 (3)   --             --                 --              --         --          --

RICHARD F. MARINARO         1995        --         --         1,063,024 (5)          --              --         --          --
Senior Vice President of    1994        --         --           404,018 (5)          --              --         --          --
Advanced Telemarketing      1993        --         --           242,572 (5)          --              --         --          --
Corporation

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                         Potential Realizable
                                                                                                           Value at Assumed
                                                                                                         Annual Rates of Stock
                                                                                                        Price Appreciation for
                                                                                                              Option Term
                      Number of Securities          % of Total Options                                  ----------------------
                       Underlying Options        Granted to Employees In      Exercise    Expiration
      Name                   Granted                   Fiscal Year              Price        Date          5%           10%
------------------    --------------------       -----------------------      --------    ----------    ---------    ---------
THOMAS F. BIJOU           2,410,880 (6)                   90.6%                 .8125        3/05       1,231,904    3,121,886


(1) Effective March 1, 1994 the Board of Directors set Mr. Santry's annual base salary at $275,000. Mr. Santry is also entitled to receive bonus compensation up to $75,000 upon the achievement of certain financial results at NRP for the 1995 calendar year.

(2) Mr. Bijou was paid $125,000 and $175,000 in bonus compensation in fiscal 1995 and 1994, respectively, pursuant to the achievement of certain operating results at ATC for the 1994 and 1993 calendar years. Mr. Bijou is entitled to receive bonus compensation of up to $100,000 payable in fiscal 1996 subject to the achievement of certain operating results at ATC for the 1995 calendar year.

(3) Mr. Bijou became President of Advanced Telemarketing Corporation on August 28, 1992.

(4) In 1994 Mr. Bijou was granted fully vested options to purchase 10% of the common stock of Advanced Telemarketing Corporation at an option price of $.01 per share. In management's opinion, the option price approximated the fair market value of the stock at the date of grant. With such grant Mr. Bijou held fully vested options to purchase 15% of the common stock of Advanced Telemarketing Corporation. In March 1995, Mr. Bijou surrendered such options in exchange for stock options to purchase a total of 2,410,880 shares of the Company's Common Stock at $0.8125 per share, the market price at the date of grant. The options granted became fully exercisable on August 1, 1995 and are exercisable for ten years from the date of grant.

(5) Mr. Marinaro's compensation is derived from commissions earned on revenues at Advanced Telemarketing Corporation. Mr. Marinaro serves as an account representative for Advanced Telemarketing Corporation's largest customer. His compensation is derived from commissions earned on revenues generated by such customer. Mr. Marinaro is not an officer or director of the Company and therefore does not participate in policy making decisions for the Company.

(6) Mr. Bijou assigned options to purchase 482,176 shares of the Company's Common Stock to another employee of Advanced Telemarketing Corporation effective as of the same date of grant and consequently holds options to purchase 1,928,704 shares of the Company's Common Stock.

(7) In February 1993 the Company's shareholders approved the NRP Inc. 1992 Stock Option Plan (the "1992 Plan") to grant options to purchase up to 3,000,000 shares of Common Stock to key employees, officers, and directors of the Company and its subsidiaries. Options may be granted at any time prior to December 11, 2002. To date no options have been granted pursuant to the Plan to the executive officers named in the table above. In March 1995, the Company's Board of Directors approved the NRP Inc. 1995 Stock Option Plan (the "1995 Plan") to grant options to purchase up to 2,410,880 shares of Common Stock to key employees of the Company and its subsidiaries. Options to purchase all 2,410,880 shares were then granted to Mr. Bijou. See also Note 6 above.

         Advanced Telemarketing Corporation and Thomas Bijou are parties to an employment agreement which provides for an employment term through December 31,1997 at an annual base salary of $262,500. The agreement also provides for the payment to Mr. Bijou in fiscal 1996 of an incentive cash bonus for the 1995 calendar year which, if Advanced Telemarketing Corporation's operating income exceeds certain levels, can equal up to $100,000. The employment agreement also contains confidentiality and non-competition provisions.

ITEM 12:         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The following table sets forth, as of September 30, 1995, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's Common Stock, (ii) each director and each of the three executive officers listed in the Summary Compensation Table above who beneficially own Common Stock of the Company, and (iii) all officers and directors who beneficially own Common Stock as a group:

        Name and Address of                  Amount and Nature of          Percent of
          Beneficial Owner                   Beneficial Ownership           Class (1)
----------------------------------           --------------------          ----------
Codinvest Limited                               4,200,000 (2)              23.64% (2)
Road Town
Tortola
British Virgin Islands

Banque Scandinave En Suisse                     1,169,950 (3)               8.63% (4)
Cours de Rive 11
1211 Geneva 3
Switzerland

Jess R. Turner                                  1,406,250                  10.37% (4)
8350 N. Central Expwy., #1166
Dallas, TX  75206

Frank E. Miller                                   760,000                   5.60% (4)
7005 Endicott Court
Bethesda, MD 20854

Thomas F. Bijou                                 1,955,704 (5)              12.62% (5)
8001 Bent Branch Drive
Irving, TX  75063

Michael G. Santry                               1,404,590 (6)              10.36% (4)
5950 Berkshire Lane, #1650
Dallas, TX  75225

Jerry L. Sims, Jr.                                300,000 (7)               2.16%(7)
5950 Berkshire Lane, #1650
Dallas, TX  75225

Patrick V. Stark                                  148,000 (8)               1.08% (8)
1601 Elm St.
Suite 3700
Dallas, TX  75201

J. Frank Mermoud                                  140,370 (8)               1.02% (8)
5004 Klingle St., N.W.
Washington, DC  20016

Mike Allred                                       135,000 (8)               0.99% (8)
1201 W. Peachtree St.
Suite 3230
Atlanta, GA  30309

                                             Amount and Nature of
        Name and Address of                  Beneficial Ownership          Percent of
          Beneficial Owner                                                  Class (1)
----------------------------------           --------------------          ----------
Richard F. Marinaro                                   --                      --
8001 Bent Branch Drive
Irving, TX  75063

All directors and officers as a                4,565,840 (9)               27.37% (9)
group (7 persons)

(1) Reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission. Unless otherwise noted, the shareholders listed in the table have both sole voting power and sole dispositive power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

(2) Represents beneficial ownership of 4,200,000 shares of Common Stock issuable upon conversion of the Company's Series C Preferred Stock. The Series C Preferred Stock is entitled to vote on an as converted basis on all matters submitted to a vote of shareholders.

(3) Based on information available to the Company and Banque Scandinave En Suisse's representations to the Company, Banque Scandinave En Suisse's holdings of record of Common Stock are held for the account of other entities, none of which individually would equal five percent (5%) or more of the Company's Common Stock. Banque Scandinave En Suisse disclaims beneficial ownership of such Common Stock.

(4)      Based on 13,563,361 shares of Common Stock outstanding at September
         30, 1995.

(5) Pursuant to an employment agreement, described above in Item 11. Executive Compensation, Mr. Bijou was previously granted fully vested options to purchase 15% of the common stock of Advanced Telemarketing Corporation. In March 1995, Mr. Bijou surrendered such options in exchange for stock options to purchase a total of 2,410,880 shares of the Company's Common Stock at $0.8125 per share, the market price at the date of grant. The options granted became fully exercisable on August 1, 1995 and are exercisable for ten years from the date of grant. Mr. Bijou assigned options to purchase 482,176 shares of the Company's Common Stock to another employee of Advanced Telemarketing Corporation effective as of the same date of grant and consequently holds options to purchase 1,928,704 shares of the Company's Common Stock. Mr. Bijou also owns 27,000 shares of Common Stock directly.

(6) Mr. Santry's shares are owned of record by Lakewood Financial Consultants, Inc. which is 99% owned by Mr. Santry.

(7) Includes beneficial ownership of 300,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the NRP Inc. 1992 Stock Option Plan.

(8) Includes beneficial ownership of 135,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the NRP Inc. 1992 Stock Option Plan.

(9)      Includes certain beneficial ownership as set forth in footnotes (5),
         (6), (7) and (8) above.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         At June 30, 1995 and 1994, Michael G. Santry, the President of the Company had outstanding borrowings and accrued interest of approximately $793,773 and $150,727, respectively, pursuant to a line of credit established in 1987. The borrowing bears interest at 7% per annum and is due in full on June 30, 1996. As of September 30, 1995 payments had been received which reduced the balance of such borrowings to approximately $294,000.

         During 1994 the Company entered into a five year consulting agreement with Jess R. Turner, a greater than 5% shareholder and formerly an officer and director of the Company, pursuant to which Mr. Turner will be paid approximately $28,000 per year for his services. Payments made to Mr. Turner are required to be applied to reduce the balance of a $140,000 note receivable from Mr. Turner payable to the Company. Mr. Turner is no longer considered an "affiliate" of the Company as such term is defined by Rule 405 under the Securities Act of 1933.

         FEM Inc., a company controlled by Frank E. Miller, a greater than 5% shareholder of the Company, entered into a management agreement, which expired March 1, 1994, with the Company pursuant to which FEM Inc. performed consulting and administrative services for the Company. During the fiscal year ended June 30, 1994, the Company paid an aggregate of $110,000 under such management agreement. In addition, at June 30, 1995 FEM Inc. had outstanding borrowings and accrued interest of $123,650 pursuant to a note receivable to the Company. The note bears 3% annual interest and is due in full on June 30, 1996.

         On August 30, 1994 the Company sold certain of the assets of its list services subsidiaries to a company owned by Stephen D. Bogner, the former president of such subsidiaries.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                        NRP INC.



Dated: October 27, 1995                 By:     /s/  Michael G. Santry
       ----------------                     ----------------------------------
                                                Michael G. Santry
                                                President
                                                (Chief Executive Officer and
                                                Chief Financial Officer)