Form 10-Q
period 1995-09-30
NRP INC
filed 1995-11-13
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   SEPTEMBER 30, 1995   or
                               ----------------------

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number   0-14315
                      ----------------------------------------------------------

                                  NRP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     75-2050538
-------------------------------------   ----------------------------------------
  (State of incorporation)                (I. R. S. Employer Identification No.)

 5950 Berkshire Lane, Suite 1650          Dallas, Texas        75225
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (214) 361-9870
                                                  ------------------------------

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

                       Yes   X               No
                           -----                -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE                     SHARES OUTSTANDING:  13,563,361
--------------------------------------------------------------------------------

                                    NRP INC.
                               SEPTEMBER 30, 1995


                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I   FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Consolidated Balance Sheets -
                                  September 30, 1995 and June 30, 1995                 3

                          Consolidated Statements of Operations -
                                  Three Months Ended September 30, 1995
                                  and September 30, 1994                               4

                          Consolidated Statements of Cash Flow
                                  Three Months Ended September 30, 1995
                                  and September 30, 1994                               5

                          Notes to Consolidated Financial Statements                   6

         Item 2.          Management's Discussion and Analysis of
                                  Financial Condition and Results of  Operations     7-9



PART II  OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                                            11

                                    NRP INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                             Sept. 30, 1995          June 30, 1995
                                                                               (Unaudited)             (Audited)
                                                                             ---------------        ---------------
      ASSETS:
      Current Assets:
         Cash                                                                $     1,937,525        $     2,481,170
         Notes receivable                                                            667,572              1,144,440
         Accounts receivable, less allowance for doubtful
            accounts of $90,846 and $90,846                                       12,288,159              7,908,402
         Prepaid expenses                                                            147,809                254,363
         Deferred income tax benefit                                                 390,981                390,981
                                                                             ---------------        ---------------

              Total Current Assets                                                15,432,046             12,179,356

      Equipment and Other Assets:
         Equipment, net of accumulated depreciation of
            $4,963,979 and $4,420,052                                             10,776,578             10,861,451
         Cost in excess of net assets acquired, net of
            accumulated amortization of $913,815 and $894,864                      1,326,594              1,345,545
         Other assets                                                                943,932                970,278
                                                                             ---------------        ---------------
            Total Equipment and Other Assets                                      13,047,104             13,177,274
                                                                             ---------------        ---------------
                                                                             $    28,479,150        $    25,356,630
                                                                             ===============        ===============

      LIABILITIES AND SHAREHOLDERS' EQUITY:
      Current Liabilities:
         Accounts payable                                                    $     3,395,193        $     3,023,716
         Notes payable                                                             1,462,572                     --
         Unearned revenues and customer deposits                                     849,472                999,969
         Accrued compensation                                                      1,716,985                953,217
         Accrued telephone expense                                                   297,270                653,731
         Other accrued liabilities                                                 2,691,527              2,178,060
         Current portion of long-term debt                                         1,774,373              1,732,619
                                                                             ---------------        ---------------

            Total Current Liabilities                                             12,187,392              9,541,312

      Long-term Debt                                                               3,235,190              3,578,584

      Shareholders' Equity:
         Preferred Stock, $.01 par value, 1,000,000 shares authorized;
           29,778 convertible, $.36 cumulative Series B shares and 840,000 convertible, $.11 cumulative Series C shares issued and
           outstanding                                                                 8,698                  8,698
         Common Stock, $.01 par, 27,500,000 shares authorized;
           13,563,361 issued and outstanding                                         135,634                135,634
         Additional paid-in capital                                                8,649,610              8,649,610
         Retained earnings                                                         4,262,626              3,442,792
                                                                             ---------------        ---------------
            Total Shareholders' Equity                                            13,056,568             12,236,734
                                                                             ---------------        ---------------
                                                                             $    28,479,150        $    25,356,630
                                                                             ===============        ===============

                             See accompanying note.

                                    NRP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                       1995                       1994
                                                                  ---------------            ---------------
 Revenues                                                         $    18,037,810            $    12,503,170

 Cost of services                                                      12,301,728                  8,890,533
                                                                  ---------------            ---------------

 Gross profit                                                           5,736,082                  3,612,637

 Selling, general and administrative expense                            3,636,647                  2,561,260

 Depreciation and amortization expense                                    690,446                    431,752
                                                                  ---------------            ---------------

 Income from operations                                                 1,408,989                    619,625

 Interest expense                                                         192,243                    219,678

 Interest income                                                           25,417                     26,429
                                                                  ---------------            ---------------

 Net income before provision for income taxes                           1,242,163                    426,376

 Income tax expense                                                       422,335                    114,968
                                                                  ---------------            ---------------

 Net income                                                       $       819,828            $       311,408
                                                                  ===============            ===============

 Earnings per common share and common share equivalents (primary and fully diluted):

      Net income                                                  $          0.04            $          0.02
                                                                  ===============            ===============

      Weighted average common and common
           equivalent shares outstanding                               20,647,722                 18,445,270
                                                                  ===============            ===============



                             See accompanying note.

                                    NRP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                                      1995                1994
                                                                                 ---------------    ---------------
     Cash Flows From Operating Activities:
         Net income                                                              $       819,828    $       311,408
         Adjustments to reconcile net income to net cash
             used in operating activities:
             Depreciation and amortization                                               690,446            431,752
             Changes in certain other assets and liabilities:
                  Accounts receivable                                                 (4,379,757)           121,717
                  Notes receivable                                                       476,868              6,490
                  Prepaid expenses                                                       106,554             16,004
                  Assets held for sale                                                        --             27,867
                  Other assets                                                             8,204           (385,858)
                  Accounts payable                                                       371,477            748,287
                  Unearned revenue and customer deposits                                (150,497)            (7,250)
                  Accrued liabilities                                                    920,774           (677,413)
                                                                                 ---------------    ---------------

             Net cash provided by (used in) operating activities                      (1,136,103)           593,004

     Cash Flow From Investing Activities:
         Capital expenditures                                                           (743,474)        (1,710,838)
         Proceeds from sale of equipment                                                 175,000                 --
                                                                                 ---------------    ---------------
             Net cash used in investing activities                                      (568,474)        (1,710,838)

     Cash Flow From Financing Activities:
         Net proceeds from (payments on) line of credit                                1,462,572         (1,218,582)
         Payments on capital leases                                                     (134,466)          (139,012)
         Proceeds from long-term debt                                                         --            358,662
         Payments on long-term debt                                                     (167,174)           (20,362)
                                                                                 ---------------    ---------------

             Net cash provided by (used in) financing activities                       1,160,932         (1,019,294)
                                                                                 ---------------    ---------------

     Net decrease in cash                                                               (543,645)        (2,137,128)
     Cash at beginning of the period                                                   2,481,170          5,166,074
                                                                                 ---------------    ---------------

     Cash at end of the period                                                   $     1,937,525    $     3,028,946
                                                                                 ===============    ===============

     Supplemental information on non-cash transactions is as follows:
         Capital lease obligations entered into
                                                                                              --         $1,340,305
         Note receivable obtained upon disposition of assets of
         discontinued operation                                                               --            745,618

                             See accompanying note.

                                    NRP INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

Earnings per share.

Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Net income applicable to common stock for the three month period ended September 30, 1995 was adjusted to reflect the income attributable to stock options issued to key employee and officers by Advanced Telemarketing Corporation, the operating subsidiary of the Company ("Advanced"). Net income applicable to common stock for the three month period ended September 30, 1994 was not adjusted to reflect the income attributable to such options as the effect of such adjustment was immaterial.

Primary and fully diluted weighted average shares outstanding at September 30, 1995 and 1994 was computed as follows:

                                                        1995                     1994
                                                  ---------------           ---------------
Weighted average shares outstanding                    13,563,361                13,563,361

Common stock equivalents:
Net effect of dilutive stock options
         and warrants                                   2,824,805                   622,353
Net effect of assumed conversion of
         dilutive preferred stock                       4,259,556                 4,259,556
                                                  ---------------           ---------------
Primary and fully diluted shares                       20,647,722                18,445,270
                                                  ===============           ===============


Net income applicable to common stock for the three month period ended September 30, 1995 was computed as follows:

                                                                         Three months ended
                                                                         September 30, 1995
                                                                         ------------------
 Net income                                                              $          819,828
 Less:  income applicable to Advanced stock options                                 (91,679)
                                                                         ------------------
 Net income applicable to common stock                                   $          728,149
                                                                         ==================

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


         The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter ended September 30, 1995. The consolidated results of operations for the period reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

Results of Operations

         For the three month period ended September 30, 1995, the Company earned income from operations of $1,408,989 on $18,037,810 in revenues whereas in the prior year quarter ended September 30, 1994, the Company earned income from operations of $619,625 on $12,503,170 in revenues. As a percentage of revenue, income from continuing operations in 1995's first quarter was 7.8% versus 5.0% in the prior year's first quarter (a 56% increase).

         Revenues generated for the fiscal quarter ended September 30, 1995 increased $5,534,640 (44.3%) over revenues in the corresponding quarter of the previous fiscal year as the result of both the addition of new clients and the expansion of business from certain of the Company's existing clients. One of the Company's existing customers represented approximately 44.8% of the revenues produced by the Company during this quarter. Although the loss of this customer could have a material, adverse effect on the Company, in management's opinion, because the Company performs services for various autonomous business units within that customer's organization, the risk associated with any concentration of business with the client is somewhat mitigated. In addition, the percentage of the Company's revenues emanating from this customer decreased in the quarter just ended from the 53.1% of total Company revenues which this customer represented for the fiscal year ended June 30, 1995. The Company is continuing its strategy to secure recurring revenues from long-term relationships with targeted, large corporate customers which use telecommunications strategies as an integral, ongoing element in their marketing and/or customer service programs. Although the Company continues to perform project-based business for certain of its customers, there can be no assurance that the clients which generate such project-oriented revenue will continue their projects. However, based on the Company's historical ability to increase revenues generated by existing clients and to attract new clients, management believes it should be able to continue to build revenues.

         During the fiscal quarter ended September 30, 1995, the gross profit margin earned on revenues increased $2,123,445 over the first quarter of the previous fiscal year. This 58.8% increase was due both to the 44.3% growth in revenue and to increased operating efficiency. As a percentage of revenues, the gross profit margin increased to 31.8% in the first quarter of the current fiscal year from 28.9% in the comparable prior year period. This gain in operating efficiency resulted from enhanced capacity utilization, management's ongoing efforts to apply innovatively its technology and to its renegotiated telecommunications tariff.

         Selling, general and administrative expense ("SG&A") was $3,636,647 in the current year quarter which was an increase of 42% ($1,075,387) over the prior year. As a percentage of revenue, SG&A expense decreased 0.3% from 20.5% in fiscal 1994 to 20.2% in fiscal 1995. The majority of the increase came from
(i) the costs related to recruiting and training telephone agents, (ii) additional infrastructure costs to support new and expanded client programs and
(iii) greater sales commissions associated with the 44.3% revenue gain during the quarter.

         Depreciation and amortization expenses totalled $690,446 in the current quarter, an increase of nearly 60% over the comparable prior year period. However, as a percentage of revenue, the current period expense only increased 8.6% to 3.8% of revenue versus 3.5% in 1994. The primary reason for the increase was the significant capacity expansion executed during the second half of fiscal 1995 and which accordingly was not reflected in the prior year's first quarter results. Despite the significant increase in absolute dollars, the overall impact as a percentage of revenue was mitigated by the 44.3% revenue gain provided through the capacity added.

         Net interest expense for the first quarter of the current fiscal year decreased 13.7% ($23,423) to $166,826 from $193,249 in the comparable prior year quarter. Management efforts to improve cash flow by decreasing the number of days receivables are outstanding, in particular with the Company's larger customers, has resulted in diminished utilization of the Company's working capital facilities despite the 44.3% increase in revenues generated by the Company.

         The Company's effective income tax rate was 34% in the three months ended September 30, 1995 as compared to the Company's approximate tax rate of 27% for the comparable current year period. The rate increase was due to certain targeted jobs tax credits earned by the Company in the prior fiscal year. The federal programs which created these tax credits expired on December 31, 1994 and have not been renewed or replaced by similar programs.

         Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

Liquidity and Capital Resources

         During the previous two fiscal years ended June 30, 1995, the Company consummated several transactions which resulted in the strengthening of its balance sheet and increasing the Company's liquidity, in order to focus the Company's resources and efforts on the significant growth potential of its telecommunications-based marketing and information services subsidiary. These transactions included the sale and discontinuation of its other two operating subsidiaries and the conversion of approximately $3.1 million of 15% short-term debt into equity. After completing these transactions, management focused on creating the infrastructure and securing the working capital financing necessary to facilitate its growth potential. During this two year period the Company increased its production capacity from approximately 700 workstations to approximately 2,946 workstations. This enhanced capacity was funded with an equipment term loan from a major commercial bank, various capital and operating leases, and with cash flow generated by operations. In addition, the Company secured a $15 million working capital financing facility with a major bank to meet the working capital needs created by the Company's growth.

         Management believes the transactions described above have provided the liquidity and access to working capital as well as sufficient production capacity to meet current client demand and near-term growth. However, as growth continues, management believes additional call centers will be needed to accommodate the increased business and that such additional facilities will require furniture, equipment and technological enhancement commensurate with the quality standards of its existing facilities. The Company may have to secure additional financing for these capital needs as its current commitments and cash flow may be inadequate. Although no assurances can be made in this regard, management anticipates that, based on the Company's ability to secure such financing to date, the Company should be able to secure funding for such future capital equipment needs.

         The $15 million accounts receivable credit facility and $1.5 million equipment term loan secured from a major commercial bank mentioned above contain various covenants which limit, among other things, the operating subsidiary's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiary to meet certain financial tests. Similarly, under the terms of the guaranty arrangement, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on the operating subsidiary's accounts receivables, furniture, and equipment and are guaranteed by the Company.

         On October 11, 1995, the Company renegotiated the terms of an unsecured note payable in the principal amount of approximately $770,000 owed by its operating subsidiary to Merrill Lynch Private Capital, Inc. ("MLPC"). The terms of the new note required a one-time $150,000 principal payment on October 11, 1995 and twelve subsequent monthly payments of approximately $51,000 each plus interest at the prime lending rate on the outstanding balance accrued commencing November 1, 1995. The new note also contains a provision discounting the principal balance of the note approximately $61,000 subject to the timely receipt by MLPC of all payments due under the new note.

PART II     OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                        NRP INC.



November 10,  1995                      By:     /s/  Jerry L. Sims, Jr.
------------------                         -----------------------------------
Dated                                        Jerry L. Sims, Jr.
                                             Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
