Form 10-Q
period 1995-12-31
NRP INC
filed 1996-02-12
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        DECEMBER 31, 1995               or
                               --------------------------------------

   [  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                            to
                               --------------------------    -------------------

Commission File Number            0-14315
                        --------------------------------------------------------

                                  NRP INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                  75-2050538
------------------------------------      --------------------------------------
      (State of incorporation)            (I. R. S. Employer Identification No.)

  5950 Berkshire Lane, Suite 1650           Dallas, Texas               75225
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code     (214) 361-9870
                                                   -----------------------------


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

COMMON STOCK, $.01 PAR VALUE                      SHARES OUTSTANDING: 13,563,361
--------------------------------------------------------------------------------

                                    NRP INC.
                               DECEMBER 31, 1995


                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I   FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Consolidated Balance Sheets -
                                  December 31, 1995 and June 30, 1995                   3

                          Consolidated Statements of Operations -
                                  Three Months Ended December 31, 1995
                                  and December 31, 1994                                 4

                                  Six Months Ended December 31, 1995
                                  and December 31, 1994                                 5

                          Consolidated Statements of Cash Flow
                                  Six Months Ended December 31, 1995
                                  and December 31, 1994                                 6

                          Notes to Consolidated Financial Statements                  7-8

         Item 2.          Management's Discussion and Analysis of
                                  Financial Condition and Results of  Operati        9-11



PART II  OTHER INFORMATION

         Item 6.          Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                             13

                                    NRP INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                               Dec. 31, 1995           June 30, 1995
                                                                                (Unaudited)              (Audited)
                                                                               -------------           -------------
      ASSETS:
      Current Assets:
         Cash                                                                    $ 1,507,432            $ 2,481,170
         Notes receivable                                                            662,455              1,144,440
         Accounts receivable, less allowance for doubtful
            accounts of $25,751 and $90,846                                       11,017,468              7,908,402
         Prepaid expenses                                                            233,042                254,363
         Deferred income tax benefit                                                 390,981                390,981
                                                                                 -----------            -----------
              Total Current Assets                                                13,811,378             12,179,356

      Equipment and Other Assets:
         Equipment, net of accumulated depreciation of
            $5,668,835 and $4,420,052                                             10,482,127             10,861,451
         Cost in excess of net assets acquired, net of
            accumulated amortization of $932,767 and $894,864                      1,307,642              1,345,545
         Other assets                                                                917,210                970,278
                                                                                 -----------            -----------
            Total Equipment and Other Assets                                      12,706,979             13,177,274
                                                                                 -----------            -----------
                                                                                 $26,518,357            $25,356,630
                                                                                 ===========            ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY:
      Current Liabilities:
         Accounts payable                                                        $ 3,523,959            $ 3,023,716
         Notes payable                                                                    --                     --
         Unearned revenues and customer deposits                                     706,683                999,969
         Accrued compensation                                                        972,685                953,217
         Accrued telephone expense                                                   772,291                653,731
         Other accrued liabilities                                                 1,991,956              2,178,060
         Current portion of long-term debt                                         1,539,775              1,732,619
                                                                                 -----------            -----------
            Total Current Liabilities                                              9,507,349              9,541,312

      Long-term Debt                                                               2,885,297              3,578,584

      Shareholders' Equity:
         Preferred Stock, $.01 par value, 1,000,000 shares authorized;
            29,778 convertible, $.36 cumulative Series B shares and 840,000
            convertible, $.11 cumulative Series C shares issued and outstanding        8,698                  8,698
         Common Stock, $.01 par, 27,500,000 shares authorized;
            13,563,361 issued and outstanding                                        135,634                135,634
         Additional paid-in capital                                                8,649,610              8,649,610
         Retained earnings                                                         5,331,769              3,442,792
                                                                                 -----------            -----------
            Total Shareholders' Equity                                            14,125,711             12,236,734
                                                                                 -----------            -----------
                                                                                 $26,518,357            $25,356,630
                                                                                 ===========            ===========

                             See accompanying note.

                                    NRP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                         1995                       1994
                                                                      -----------               -----------
 Revenues                                                             $22,961,196               $12,760,875

 Cost of sales                                                         16,338,841                 9,222,561
                                                                      -----------               -----------
 Gross profit                                                           6,622,355                 3,538,314

 Selling, general and administrative expense                            4,092,601                 2,718,596

 Depreciation and amortization expense                                    743,232                   517,821
                                                                      -----------               -----------
 Income from operations                                                 1,786,522                   301,897

 Interest expense                                                         185,386                   222,820

 Interest income                                                           18,779                    23,144
                                                                      -----------               -----------
 Income before provision for income taxes                               1,619,915                   102,221

 Income tax benefit (expense)                                            (550,772)                  114,968

 Net income                                                           $ 1,069,143               $   217,189
                                                                      ===========               ===========
 Earnings per common share and common share
    equivalents (Note 1)                                              $      0.05               $      0.01
                                                                      ===========               ===========
 Weighted average common and common
      equivalent shares outstanding                                    20,991,324                17,822,917
                                                                      ===========               ===========



                             See accompanying note.

                                    NRP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                       1995                        1994
                                                                    -----------                 -----------
 Revenues                                                           $40,999,006                 $25,264,045

 Cost of sales                                                       28,640,569                  18,113,094
                                                                    -----------                 -----------
 Gross profit                                                        12,358,437                   7,150,951

 Selling, general and administrative expense                          7,729,248                   5,279,856

 Depreciation and amortization expense                                1,433,678                     949,573
                                                                    -----------                 -----------
 Income from operations                                               3,195,511                     921,522

 Interest expense                                                       377,629                     442,498

 Interest income                                                         44,196                      49,573
                                                                    -----------                 -----------
 Income before provision for income taxes                             2,862,078                     528,597

 Income tax expense                                                     973,107                          --
                                                                    -----------                 -----------
 Net income                                                         $ 1,888,971                 $   528,597
                                                                    ===========                 ===========

 Earnings per common share and common share
 equivalents (Note 1)                                               $      0.08                 $      0.02
                                                                    ===========                 ===========
 Weighted average common and common
      equivalent shares outstanding                                  20,991,324                  18,114,804
                                                                    ===========                 ===========



                             See accompanying note.

                                    NRP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                          1995               1994
                                                                                      -----------        -----------
     Cash Flows From Operating Activities:
         Net income                                                                   $ 1,888,971        $   528,597
         Adjustments to reconcile net income to net cash
         used in operating activities:
             Depreciation and amortization                                              1,433,678            949,573
             Loss on disposition of assets                                                  1,236                 --
             Changes in certain other assets and liabilities:
                  Accounts receivable                                                  (3,109,066)          (288,973)
                  Notes receivable                                                        481,985           (547,471)
                  Prepaid expenses                                                         21,321            (76,797)
                  Assets held for sale                                                         --             27,867
                  Other assets                                                             14,266           (520,895)
                  Accounts payable                                                        500,243          1,255,139
                  Unearned revenue and customer deposits                                 (293,286)           846,632
                  Accrued liabilities                                                     (48,076)        (1,692,649)
                                                                                      -----------        -----------
             Net cash provided by operating activities                                    891,272            481,023

     Cash Flow From Investing Activities:
         Capital expenditures                                                          (1,153,879)        (3,097,192)
         Proceeds from sale of assets, net                                                175,000                 --
                                                                                      -----------        -----------
             Net cash used in investing activities                                       (978,879)        (3,097,192)

     Cash Flow From Financing Activities:
         Net proceeds from (payments on) line of credit                                        --         (1,148,458)
         Payments on capital leases                                                      (307,072)          (264,293)
         Proceeds from long-term debt                                                          --            725,624
         Payments on long-term debt                                                      (579,059)           (84,758)
                                                                                      -----------        -----------
             Net cash used in financing activities                                       (886,131)          (771,885)
                                                                                      -----------        -----------
     Net increase (decrease) in cash                                                     (973,738)        (3,388,054)
     Cash at beginning of the period                                                    2,481,170          5,166,074
                                                                                      -----------        -----------
     Cash at end of the period                                                        $ 1,507,432        $ 1,778,020
                                                                                      ===========        ===========
     Supplemental information on non-cash transactions is as follows:
     Capital lease obligations entered into                                                    --        $ 1,574,887
     Note receivable obtained upon disposition of assets of
         discontinued operation                                                                --            745,618


                             See accompanying note.

                                    NRP INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

1.       Earnings per share.

         Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. For the three and six month periods ended December 31, 1995 and 1994, net income was adjusted to reflect the income attributable to stock options issued to key employees and officers by Advanced Telemarketing Corporation, a subsidiary of the Registrant.

Primary and fully-diluted weighted average shares outstanding for the three month periods ended December 31, 1995 and 1994 was computed as follows:

                                                   Primary                          Fully-Diluted
                                           ---------------------------        ---------------------------
                                              1995             1994              1995             1994
                                           ----------       ----------        ----------       ----------
Common shares outstanding                  13,563,361       13,563,361        13,563,361       13,563,361
Net effect of dilutive stock
    options and warrants                    2,920,741               --         3,168,407               --
Net effect of assumed conversion
    of  dilutive preferred stock            4,259,556        4,259,556         4,259,556        4,259,556
                                           ----------       ----------        ----------       ----------
Weighted average shares
    outstanding                            20,743,658       17,822,917        20,991,324       17,822,917
                                           ==========       ==========        ==========       ==========


Primary and fully-diluted weighted average shares outstanding for the six month periods ended December 31, 1995 and 1994 was computed as follows:

                                                   Primary                          Fully-Diluted
                                           ---------------------------        ---------------------------
                                            1995             1994               1995             1994
                                           ----------       ----------        ----------       ----------
Common shares outstanding                  13,563,361       13,563,361        13,563,361       13,563,361
Net effect of dilutive stock
    options and warrants                    2,811,516          291,887         3,168,407          291,887
Net effect of assumed conversion
    of  dilutive preferred stock            4,259,556        4,259,556         4,259,556        4,259,556
                                           ----------       ----------        ----------       ----------
Weighted average shares
    outstanding                            20,634,433       18,114,804        20,991,324       18,114,804
                                           ==========       ==========        ==========       ==========

Net income applicable to common stock for the three month periods ended December 31, 1995 and 1994 was computed as follows:

                                                                                1995                   1994
                                                                             ----------              --------
            Net Income                                                       $1,069,143              $217,189
            Less:    Income applicable to Advanced
                     option holders                                             112,625                35,323
                                                                             ----------              --------
            Net income applicable to common stock                            $  956,518              $181,866
                                                                             ==========              ========

Net income applicable to common stock for the six month periods ended December 31, 1995 and 1994 was computed as follows:


                                                                                1995                   1994
                                                                             ----------              --------
            Net Income                                                       $1,888,971              $528,597
            Less:    Income applicable to Advanced
                     option holders                                             199,478               199,196
                                                                             ----------              --------
            Net income applicable to common stock                            $1,689,493              $329,401
                                                                             ==========              ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The accompanying unaudited consolidated financial statements, in the opinion of the Registrant's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Registrant and the consolidated results of its operations for the quarter and six months ended December 31, 1995. The unaudited consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

Results of Operations

         The Company earned income from operations of $1,786,522 or 7.8% of revenues of $22,991,196 for the quarter ended December 31, 1995 and for the six months ended December 31, 1995 earned income from operations of $3,195,511 or 7.8% of revenues of $40,999,006. In the previous fiscal year the Company earned income from operations of $301,897 or 2.4% of revenues and 921,522 or 3.6% of revenues in comparable three and six month periods, respectively.

         For the quarter ended December 31, 1995 revenues increased $10,200,321 (79.9%) over revenues generated in the corresponding quarter of the previous fiscal year and increased $15,734,961 (62.3%) for the six months ended December 31, 1995 versus the comparable prior year six month period. Approximately 49.5% of the revenue growth in the six months ended December 31, 1995 versus the comparable prior year period emanates from the addition of new clients while the remaining 50.5% of the growth resulted from changes in the volume of business generated by the Company's existing clients. One of the Company's existing clients represented approximately 45.3% of the revenues produced by the Company during the current year six month period ended December 31, 1995. Although the loss of this client could have a material adverse effect on the Company, the Company performs services for various autonomous business units within the client's organization and, accordingly, management believes that the risk associated with any concentration of business with the client is mitigated to some extent. In addition, with the addition of new clients and increases in business volumes with other customers, the percentage of the Company's revenues generated by this customer decreased for the six months ended December 31, 1995 from the 53.1% of the Company's revenues this client represented for the fiscal year ended June 30, 1995. The Company is continuing its strategy to secure recurring revenues from long-term relationships with targeted, large corporate customers which use telecommunications strategies as an integral, ongoing element in their marketing and/or customer service programs. The Company continues to perform project-based business for certain of its customers and there can be no assurance that these clients will continue existing projects or provide new projects. However, based on the Company's historical ability to increase revenues generated by existing clients and to attract new clients, management believes it should be able to continue to build revenues notwithstanding the lack of long-term contracts with these customers.

         Gross profits earned on revenues for the three months ended December 31, 1995 increased $3,084,041 (87.2%) from the prior year's quarter while for the six month period ended December 31, 1995 gross profits increased 5,207,486 (72.8%). The increases were due in part to the increases in revenues in the current year discussed above and in part to increases in the Company's operating efficiency. As a percentage of revenues, gross profits for the three and six month periods ended December 31, 1995 were 28.8% and 30.1%, respectively, versus 27.7% and 28.3% in the comparable three and six month periods of the prior year, respectively. This gain in operating efficiency resulted from management's ongoing efforts to enhance capacity utilization despite a large increase in the Company's operating capacity in the current year compared to the prior year. (At December 31, 1994 the Company operated approximately 1,500 agent positions compared to approximately 3,000 agent positions operated by the Company at December 31, 1995). Operating efficiencies also benefitted from the innovative application of the Company's core technology and to the renegotiation of the Company's telecommunications tariff.

         Selling, general and administrative expenses increased $1,374,005 (50.5%) in the current year's quarter ended December 31, 1995 and increased 2,449,392 (46.4%) in the current year's six month period ended December 31, 1995 versus comparable periods in the prior fiscal year. The increases in both the three and six month periods emanated primarily from (i) the additional infrastructure and personnel necessary to support the Company's increased operating capacity and maintain the Company's high service quality, (ii) increased costs related to the recruitment and training of telephone agents, and (iii) sales commissions associated with the revenue increases discussed above. In this atmosphere of revenue growth and capacity expansion, management is continuing its ongoing efforts to improve efficiencies while maintaining the Company's high quality standards. For example, as a percentage of revenues, SG&A expenses decreased to 17.8% and 18.9% for the three and six month periods ended December 31, 1995, respectively, versus 21.3% and 20.9% for the comparable prior year three and six month periods, respectively.

         The $484,105 (51.0%) increase in depreciation and amortization expense in the six months ended December 31, 1995 was primarily the result of the significant expansion of the Company's operating capacity executed during the second half of the fiscal year ended June 30, 1995 and which accordingly was not reflected in the prior fiscal year's results for the six month end December 31, 1994. Despite the increase in whole dollars, the impact of the expansion on depreciation and amortization expense was mitigated by the increase in revenues in the current fiscal year. As a percentage of revenues, the expense for the current year's three and six month periods was 3.2% and 3.5%, respectively as compared to 4.1% and 3.8%, respectively, for the same periods in the previous fiscal year.

         Net interest expense for the quarter ended December 31, 1995 decreased $33,069 versus the comparable prior year quarter and decreased $59,492 for the six months ended December 31, 1995 versus the comparable prior year six month period. Net interest has decreased despite the increased working capital demands created by the Company's revenue growth as a result of managements's efforts to improve cash flow by decreasing the number of days receivables are outstanding, in particular with the Company's larger clients. Such efforts have resulted in diminished utilization of the Company's working capital borrowing facilities.

         For the three and six month periods ended December 31, 1995, the Company's effective tax rate was approximately 34%. In the prior year the Company earned certain targeted jobs tax credits to significantly reduce the impact of federal income taxes. The federal programs which created these tax credits expired on December 31, 1994 and have not been renewed or replaced by similar programs.

         Management knows of no trends or uncertainties other than those mentioned above which are expected to have a material favorable or unfavorable impact on operating results.

Liquidity and Capital Resources

         The Company, during the previous two fiscal years ended June 30, 1995, consummated several transactions, including the sale of two operating subsidiaries and the conversion of approximately $3.1 million of short-term debt into equity, which resulted in the strengthening of the Company's balance sheet, thereby increasing the Company's liquidity and focusing the Company's resources and efforts on the significant growth potential of its telecommunications based marketing and information services subsidiary. After completing these transactions, management focused on creating the infrastructure and securing the working capital financing necessary to facilitate this growth potential. During this two year period the Company increased its production capacity from approximately 700 workstations to over 3,000 workstations. This enhanced capacity was funded with a $1.5 million equipment term loan from a major commercial bank, various capital and operating leases, and with cash flow generated by operations. In addition, the Company secured a $15 million working capital financing facility with a major bank to meet the working capital needs created by the Company's growth.

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

   Exhibit 27      Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                        NRP INC.



February 9, 1996                        By: /s/  Jerry L. Sims, Jr.
-----------------                           ------------------------------------
Dated                                       Jerry L. Sims, Jr.
                                            Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule