Form 10-Q
period 1996-03-31
NRP INC
filed 1996-05-15
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     MARCH 31, 1996               or
                              ----------------------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number            0-14315
                      ----------------------------------------------------------

                       ATC COMMUNICATIONS GROUP, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                       75-2050538
- -----------------------------------------     ----------------------------------
      (State of incorporation)                            (I. R. S. Employer
                                                          Identification No.)

   5950 Berkshire Lane, Suite 1650          Dallas, Texas             75225
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code     (214) 361-9870
                                                  ------------------------------

                            NRP INC. (Former Name)
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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

COMMON STOCK, $.01 PAR VALUE                      SHARES OUTSTANDING: 14,551,361
- --------------------------------------------------------------------------------

                                    NRP INC.
                                 MARCH 31, 1996


                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I   FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Consolidated Balance Sheets -
                                  March 31, 1996 and June 30, 1995                                                      3

                          Consolidated Statements of Operations -
                                  Three Months Ended March 31, 1996
                                  and March 31, 1995                                                                    4

                                  Nine Months Ended March 31, 1996
                                  and March 31, 1995                                                                    5

                          Consolidated Statements of Cash Flow
                                  Nine Months Ended March 31, 1996
                                  and March 31, 1995                                                                    6

                          Note to Consolidated Financial Statements                                                   7-8

         Item 2.          Management's Discussion and Analysis of
                                  Financial Condition and Results of  Operations                                     9-11



PART II  OTHER INFORMATION                                                                                             12

         Item 4.          Submission of Matters to a Vote of Security Holders

         Item 5.          Other Matters - Name Change

         Item 6.          Exhibits


SIGNATURES                                                                                                             13


                                    NRP INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                             March 31, 1996          June 30, 1995
                                                                               (Unaudited)             (Audited)
                                                                             ---------------        ---------------
      ASSETS:
      Current Assets:
         Cash                                                                  $ 1,257,628           $ 2,481,170
         Notes receivable                                                          850,483             1,144,440
         Accounts receivable, less allowance for doubtful                       22,221,766             7,908,402
            accounts of $125,751  and  $90,846
         Prepaid expenses                                                          223,348               254,363
         Deferred income tax benefit                                               390,981               390,981
                                                                               -----------           -----------
              Total Current Assets                                              24,944,206            12,179,356

      Equipment and Other Assets:
         Equipment, net of accumulated depreciation of
            $ 6,387,058  and   $4,420,052                                       10,522,602            10,861,451
         Cost in excess of net assets acquired, net of                           1,288,691             1,345,545
            accumulated amortization of $ 951,718 and $894,864
         Other assets                                                              839,616               970,278
                                                                               -----------           -----------
              Total Equipment and Other Assets                                  12,650,909            13,177,274
                                                                               -----------           -----------
                                                                               $37,595,115           $25,356,630
                                                                               ===========           ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY:
      Current Liabilities:
         Accounts payable                                                      $ 2,874,409           $ 3,023,716
         Notes payable                                                           7,573,483                    --
         Unearned revenues and customer deposits                                   991,478               999,969
         Accrued compensation                                                    2,562,076               953,217
         Accrued telephone expense                                               1,116,484               653,731
         Other accrued liabilities                                               2,456,825             2,178,060
         Current portion of long-term debt                                       1,427,111             1,732,619
                                                                               -----------           -----------
              Total Current Liabilities                                         19,001,866             9,541,312

      Long-Term Debt                                                             2,682,826             3,578,584
      Shareholders' Equity:
         Preferred Stock,  $.01 par  value, 1,000,000  shares authorized;
          29,778  convertible,  $.36   cumulative  Series  B  shares  and
          840,000  convertible, $.11  cumulative Series  C shares  issued
          and outstanding                                                            8,698                 8,698

         Common Stock, $.01 par, 27,500,000 shares authorized;
          14,551,361 and 13,563,361 issued and outstanding at                      145,514               135,634
          March 31, 1996 and June 30, 1995, respectively

         Additional paid-in capital                                              9,267,773             8,649,610
         Retained earnings                                                       6,488,438             3,442,792
                                                                               -----------           -----------
               Total Shareholders' Equity                                       15,910,423            12,236,734
                                                                               -----------           -----------
                                                                               $37,595,115           $25,356,630
                                                                               ===========           ===========

                            See accompanying notes.

                                    NRP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                       1996                    1995
                                                                    ------------            ------------
 Revenues                                                           $23,102,455             $17,317,577
 Cost of sales                                                       15,314,803              12,125,756
                                                                    -----------             -----------
 Gross profit                                                         7,787,652               5,191,821
 Selling, general and administrative expense                          4,915,917               3,983,963
 Depreciation and amortization expense                                  756,620                 649,006
                                                                    -----------             -----------
 Income from operations                                               2,115,115                 558,852
 Interest expense                                                       381,796                 251,757
 Interest income                                                         20,724                  13,031
                                                                    -----------             -----------
 Net income before provision
      for income taxes                                                1,754,043                 320,126
 Income tax expense                                                     597,374                 135,496
                                                                    -----------             -----------
 Net income                                                         $ 1,156,669             $   184,630
                                                                    ===========             ===========

 Earnings per common share and common share equivalents (primary and fully diluted):

      Net income                                                    $      0.05             $      0.01
                                                                    ===========             ===========
      Weighted average common and common
           equivalent shares outstanding (fully-diluted)             21,488,717              17,856,941
                                                                    ===========             ===========



                            See accompanying notes.

                                    NRP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                       1996                     1995
                                                                    -----------             -----------
 Revenues                                                           $64,101,461             $42,581,622
 Cost of sales                                                       43,955,372              30,238,850
                                                                    -----------             -----------
 Gross profit                                                        20,146,089              12,342,772
 Selling, general and administrative expense                         12,645,165               9,263,819
 Depreciation and amortization expense                                2,190,298               1,598,579
                                                                    -----------             -----------
 Income from operations                                               5,310,626               1,480,374
 Interest expense                                                       759,425                 694,255
 Interest income                                                         64,920                  62,604
                                                                    -----------             -----------
 Net income before provision
      for income taxes                                                4,616,121                 848,723
 Income tax expense                                                   1,570,481                 135,496
                                                                    -----------             -----------
 Net income                                                         $ 3,045,640             $   713,227
                                                                    ===========             ===========

 Earnings per common share and common share equivalents (primary and fully diluted):

      Net income                                                    $      0.13             $      0.03
                                                                    ===========             ===========
      Weighted average common and common
           equivalent shares outstanding (fully-diluted)             21,494,541              18,027,272
                                                                    ===========             ===========


                            See accompanying notes.

                                    NRP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                         1996                1995
                                                                                     ------------        ------------
     Cash Flows From Operating Activities:
         Net income                                                                  $  3,045,640        $   713,227
         Adjustments to reconcile net income to net cash
         used in operating activities:
             Depreciation and amortization                                                                 1,598,579
                                                                                        2,190,298
             Other                                                                          1,243             (7,448)
             Changes in certain other assets and liabilities:
                  Accounts receivable                                                 (14,313,364)        (3,045,373)
                  Notes receivable                                                        293,957           (149,911)
                  Prepaid expenses                                                         31,015             (3,344)
                  Assets held for sale                                                         --             27,867
                  Other assets                                                             72,408           (503,443)
                  Accounts payable                                                       (149,307)         1,960,357
                  Unearned revenue and customer deposits                                   (8,491)           938,557
                  Accrued liabilities                                                   2,809,377            427,081
                                                                                     ------------        -----------
         Net cash provided by (used) in operating activities                           (6,027,224)         1,956,149
     Cash Flow From Investing Activities:
         Capital expenditures                                                          (1,811,070)        (4,288,005)
         Proceeds from sale of assets, net                                                175,000                 --
                                                                                     ------------        -----------
             Net cash used in investing activities                                     (1,636,070)        (4,288,005)

     Cash Flow From Financing Activities:
         Net proceeds from (payments on) line of credit                                 7,573,483         (1,271,382)
         Payments on capital leases                                                      (494,386)          (489,047)
         Proceeds from long-term debt                                                          --            817,866
         Payments on long-term debt                                                      (808,388)          (101,961)
         Proceeds from issuance of common stock                                           169,043                 --
                                                                                     ------------        -----------
             Net cash from (used  in) financing activities                              6,439,752         (1,044,524)
                                                                                     ------------        -----------
     Net decrease in cash                                                              (1,223,542)        (3,376,380)
     Cash at beginning of the period                                                    2,481,170          5,166,074
                                                                                     ------------        -----------
     Cash at end of the period                                                       $  1,257,628        $ 1,789,694
                                                                                     ============        ===========
     Supplemental information on non-cash transactions is as follows:
     Capital lease obligations entered into                                          $    101,507        $ 1,924,438
     Note receivable obtained upon disposition of assets of
         discontinued operation                                                                --        $   745,618

                            See accompanying notes.

                                    NRP INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

Earnings per share.

         Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. For the three and nine month periods ended March 31, 1995 and 1996, net income was adjusted to reflect the income attributable to ATC stock options issued to key employees, officers and directors also of ATC, a subsidiary of the Registrant.

Primary and fully-diluted weighted average shares outstanding for the three months ended March 31, 1996 and 1995 was computed as follows:

                                                                       Primary                         Fully-Diluted
                                                            -----------------------------    ------------------------------
                                                                1996            1995            1996              1995
                                                            ------------     ------------    -----------       ------------
                 Weighted average common shares
                 outstanding                                 13,736,504      13,559,974       13,736,504        13,559,974

                 Common stock equivalents:
                 Net effect of dilutive stock options
                    and warrants                              3,417,648          37,411        3,492,657            37,411

                 Net effect of assumed conversion of
                    dilutive preferred stock                  4,259,556       4,259,556        4,259,556         4,259,556
                                                            -----------     -----------      -----------       -----------
                 Weighted average shares outstanding         21,413,708      17,856,941       21,488,717        17,856,941
                                                            ===========     ===========      ===========       ===========

Primary and fully-diluted weighted average shares outstanding for the nine months ended March 31, 1996 and 1995 was computed as follows:

                                                           Primary                       Fully-Diluted
                                              ------------------------------    ----------------------------
                                                   1996             1995            1996             1995
                                              -------------     ------------    -----------      -----------
Weighted average common shares
outstanding                                    13,620,657       13,562,249      13,620,657       13,562,249

Common stock equivalents:
Net effect of dilutive stock options
   and warrants                                  3,262,263         205,467       3,614,328          205,467

Net effect of assumed conversion of
   dilutive preferred stock                      4,259,556       4,259,556       4,259,556        4,259,556
                                              ------------     -----------     -----------      -----------
Weighted average shares outstanding             21,142,476      18,027,272      21,494,541       18,027,272
                                              ============     ===========     ===========      ===========

Net income applicable to common stock for the three month periods ended March 31, was computed as follows:

                                                                             1996                           1995
                                                                         -----------                     ----------
        Net income                                                       $1,156,669                       $184,630
        Less:  income applicable to ATC
           stock options                                                    154,367                        122,854
                                                                         ----------                       --------
        Net income applicable to common stock                            $1,002,302                       $ 61,776
                                                                         ==========                       ========

Net income applicable to common stock for the nine month periods ended March 31, was computed as follows:

                                                                            1996                            1995
                                                                         -----------                     ---------
        Net income                                                       $3,045,640                      $713,227
        Less:  income applicable to ATC
           stock options                                                    353,845                       255,729
                                                                         ----------                      --------
        Net income applicable to common stock                            $2,691,795                      $457,498
                                                                         ==========                      ========

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


   The accompanying consolidated financial statements, in the opinion of the Registrant's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Registrant and the consolidated results of its operations for the quarter and nine months ended March 31, 1996. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

RESULTS OF OPERATIONS

For the quarter ended March 31, 1996, the Company earned income from operations of $2,115,115 or 9.2% of revenues of $23,102,455 and for the nine months ended March 31, 1996 earned income from operations of $5,310,626 or 8.3% of revenues of $64,101,461. In comparable three and nine month periods in the previous fiscal year the Company earned income from operations of $558,852 or 3.2% of revenues and $1,480,374 or 3.5% of revenues, respectively.

Revenues increased for the quarter ended March 31, 1996 $5,784,878 or 33.4% versus the corresponding quarter of the previous fiscal year and for the nine months ended March 31, 1996 increased $21,519,839 or 50.5% over revenues earned in the comparable prior year nine month period. The revenue growth for both the three and nine month periods was generated by the addition of new clients and by changes in the volume of business generated by the Company's existing clients. Approximately 45.1% of the revenues earned by the Company during the nine months ended March 31, 1996 emanated from one of the Company's existing clients. Although the loss of this client could have a material adverse impact on the Company, management believes that the risk associated with any concentration of business with the client is mitigated to some extent by the fact that the Company performs services for various autonomous business units within the client's organization. Further, with the addition of new clients and increased business volumes with other customers, the percentage of the Company's revenues generated by this client decreased for the nine months ended March 31, 1996 from the 53.1% of Company revenues this client represented for the full fiscal year ended June 31, 1995. The Company is continuing its strategy to secure recurring revenues from long-term relationships with targeted, large corporate customers which use telecommunications strategies as an integral, ongoing element in their marketing and/or customer service programs. The Company continues to perform project-based business for certain of its customers and there can be no assurance that these clients will continue existing projects or provide new projects. However, based on the Company's historical ability to increase revenues generated by existing clients and to attract new clients, management believes it should be able to continue to build revenues notwithstanding the lack of long-term contracts with these project-based customers.

For the quarter and nine months ended March 31, 1996, gross profits earned on revenues increased $2,595,831 (50.0%) and $7,803,317 (63.2%), respectively, from comparable periods in the previous fiscal year. The increases in gross profits were due in part to the increased revenues discussed above. However, the improvement in gross profits was also attributable to increased operating efficiencies which produced an increase in the gross margin earned as a percentage of revenues to 33.7% and 31.4% for the three and nine month periods ended March 31, 1996, respectively, versus 30.0% and 29.0% in the previous fiscal year's periods. The improved operating efficiency resulted from the renegotiation of the Company's telecommunications tariff and from management's ongoing efforts to enhance capacity utilization. At December 31, 1994 the Company operated approximately 1,500 agent positions and by June 30, 1995 increased capacity to approximately 2,940 positions. The Company has continued to increase its capacity in the current fiscal year to approximately 3,100 positions at March 31, 1996. Management is continuing in its efforts to improve the efficiency of the Company's capacity through the innovation application of the Company's core technology and to increase the utilization of the Company's existing capacity while maintaining the Company's high quality standards.

Selling, general and administrative expenses increased $931,954 (23.4%) for the three months ended March 31, 1996 and 3,381,346 (36.5%) for the nine month period ended March 31, 1996 over the comparable prior year periods. The increases for the current three and nine month periods emanated primarily from
(i) additional personnel and infrastructure necessary to support the Company's increased operation capacity while maintaining the high quality standards established by the Company, (ii) increased costs associated with the recruitment and training of personnel necessary to operate the increased operating capacity, and (iii) sales commission associated with the revenue increases discussed above. Management is continuing its efforts to improve operating efficiencies while maintaining the Company's high quality standards in this atmosphere of revenue and capacity growth. During the quarter ended March 31, 1996 the Company added various personnel to its management group in an effort to maintain its infrastructure in response to and in anticipation of the Company's continued growth. Despite these additions and their associated costs, SG & A expenses as a percentage of revenues decreased to 21.3% and 19.7% for the three and nine month periods ended March 31, 1996, respectively, from 23.0% and 21.8%, for the same respective prior year periods.

The increase in depreciation and amortization expenses of $591,719 (37.0%) for the nine months ended March 31, 1996 over the comparable prior year period was primarily the result of the significant expansion of the Company's operating capacity discussed above. Despite the increase in whole dollars, the impact of the expansion on depreciation and amortization expense was mitigated by the increased revenue stream. As a percentage of revenues, the expense for the current year's three and nine month periods was 3.3% and 3.4% respectively versus 3.7% and 3.8% for the comparable prior year three and nine month periods, respectively.

For the quarter ended March 31, 1996, net interest increased 122,346 (51.2%) versus the prior year quarter and increased $62,854 (10.0%) for the nine months ended March 31, 1996 versus the comparable prior year period. The increase in both the three and nine month periods was the result of a change the Company made in its banking relationship. During the quarter ended March 31, 1996, the Company secured a $15 million banking capital line of credit with a new commercial bank which replaced the working capital borrowing arrangement with the Company's previous bank. As a result of this transaction, the Company wrote-off approximately $170,000 in unamortized fees associated with its previous banking relationship. The terms of its new working capital line of credit provide for a lower borrowing rate than the previous relationship which should produce savings over the life of the arrangement more than off-setting the fees written-off in the current year's quarter. The new line of credit also contains covenants which are less restrictive than the Company's previous arrangement. Net interest expense less the effect of the fee write-off described above decreased for both the current year three and nine month periods versus comparable prior year periods as a result of management's efforts to improve cash flow by decreasing the number of days receivables are outstanding. Such efforts have resulted in diminished utilization of the Company's working capital borrowing facility.

For the three and nine months ended March 31, 1996, the Company's effective tax rate was approximately 34%. In the prior year, the Company earned certain targeted jobs tax credits to significantly reduce the impact of federal income taxes. The federal programs which created these tax credits expired on December 31, 1994 and have not been renewed or replaced by similar programs.

Management knows of no trends or uncertainties other than those mentioned above which are expected to have a material favorable or unfavorable impact on operating results.


LIQUIDITY AND CAPITAL RESOURCES

During the previous two fiscal years ended June 30, 1995, the Company consummated several transactions, including the sale of two operating subsidiaries and the conversion of approximately $3.1 million of short-term debt into equity, which (i) resulted in the strengthening of the Company's balance sheet, (ii) increased the Company's liquidity and (iii) focused the Company's resources and efforts on the significant growth potential of its telemarketing and call center management subsidiary. After completing these transactions, management focused on creating the infrastructure and securing the working capital financing necessary to capitalize on this growth potential. During this two year period and through the nine months ended March 31, 1996 the Company increased its production capacity from approximately 700 agent positions to approximately 3,100 positions. The acquisition of this increased capacity was funded with a $1.5 million equipment term loan from a major commercial bank, various capital and operating leases, and with cash flow generated by operations. In addition, the company secured a $15 million working capital financing facility with a major bank to meet the working capital needs created by the Company's growth. During the quarter ended March 31, 1996, the Company refinanced both the $1.5 million equipment term loan and the $15 million working capital financing facility with a new major bank on terms and conditions more favorable to the Company.

The transactions described above have, in management's opinion, provided the liquidity and access to working capital necesssary to meet the Company's near-term growth. In an effort to meet current client demand, the Company is reconfiguring certain production and administrative areas in one of its facilities which will result in the addition of approximately 200-300 workstations. This expansion will, in management's opinion, provide sufficient capacity to meet current client demand and will be funded primarily with cash flow generated by operations.

As growth continues, management believes additional call centers will be needed to accommodate the increased business and that such additional facilities will require furniture, equipment and technological enhancement commensurate with the quality standards of its existing facilities. The Company may have to secure additional financing for these capital needs as its current commitments and cash flow may be inadequate. Although no assurances can be made in this regard, management anticipates that, based on the Company's ability to secure such financing to date, the Company should be able to secure debt or equity funding for such future capital equipment needs.

The $15 million accounts receivable credit facility and $1.5 million equipment term loan secured from the new major commercial bank mentioned above contain various covenants which limit, among other things, the operating subsidiary's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiary to meet certain financial tests. Similarly, under the terms of the guaranty arrangement, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on the operating subsidiary's accounts receivables, furniture, and equipment, and are guaranteed by the Company.

On October 11, 1995, the Company renegotiated the terms of an unsecured note payable in the principal amount of approximately $770,000 owed by its operating subsidiary to Merrill Lynch Private Capital, Inc. ("MLPC"). The terms of the new note required a one-time $250,000 principal payment on October 11, 1995 and twelve subsequent monthly payments of approximately $51,000 each plus interest at the prime lending rate on the outstanding balance accrued commencing November 1, 1995. The new note also contains a provision discounting the principal balance of the note approximately $61,000 subject to the timely receipt by MLPC of all payments due under the new note.

PART II     OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

   a. On March 6, 1996 the Annual Meeting of Shareholders of NRP, Inc., the Company's former name (see Item 5 below), was held.
   b. The following individuals were elected to the Board of Directors of the Company to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified or their offices earlier vacated:

                                                                             ABSTENTIONS AND
                          VOTES FOR:            VOTES AGAINST:               BROKER NON VOTES:
                          ----------            --------------               -----------------
   Michael G. Santry      9,758,275                 --                                --
   Patrick V. Stark       9,758,275                 --                                --
   Thomas Bijou           9,758,275                 --                                --
   Mike Allred            9,758,275                 --                                --
   J. Frank Mermond       9,758,275                 --                                --
   Jerry L. Sims          9,758,275                 --                                --
   Darryl D. Pounds       9,758,275                 --                                --

Item 5.  Other Matters - Name Change

During the fiscal year ended June 30, 1995, the Company adopted the trade name ATC Communications Group in an effort to eliminate confusion concerning the Company's name as it related to the name of the Company's operating subsidiary, Advanced Telemarketing Corporation (ATC), and to capitalize on the recognition and reputation for quality of the ATC acronym.

On December 31, 1995 the Board of Directors determined that it would be in the best interest of the Company to adopt formally the name ATC Communications Group, Inc. as the legal name for the Company. The Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect the name change and shareholders holding 9,669,535 share or 54.4% of the then issued and outstanding voting shares executed written consents approving the amendment. The Amendment to the Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on April 24, 1996 and thus the legal name of the Company was changed as of that date.

Item 6.  Exhibits

Exhibit 3.1 Certificate of Incorporation of Kenneth Resources, Inc., as amended. (Incorporated by reference from Company's Amendment No.1 to Form S-1 Registration Statement - File No. 33-6268).

Exhibit 3.6 Certificate of Amendment of NRP Inc. to reflect change of name to ATC Communications Group Inc., filed herewith.

Exhibit 27.1     Financial Data Schedule, filed herewith.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                          NRP INC.



May 14, 1996                                    By: /s/ Jerry L. Sims, Jr.
- ------------                                       -----------------------------
Dated                                                   Jerry L. Sims, Jr.
                                                        Controller

                                 EXHIBIT INDEX

Exhibit Number                    Description of Exhibit
- --------------                    ----------------------
  3.1                             Certificate of Incorporation of Kenneth Resources, Inc., as amended.
                                  (Incorporated by reference from Company's Amendment No.1 to Form S-1
                                  Registration Statement - File No. 33-6268).

  3.6                             Certificate of Amendment of NRP Inc. to reflect change of name to ATC
                                  Communications Group Inc., filed herewith.

 27.1                             Financial Data Schedule, filed herewith.