Form 10-K405
period 1996-06-30
ATC COMMUNICATIONS GROUP INC
filed 1996-09-30
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

         X             Annual report pursuant to Section 13 or 15(d) of the
      --------         Securities Exchange Act of 1934 (Fee Required) for
                       the fiscal year ended June 30, 1996.

      -------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ________________ to
                       _________________

                      Commission file number:  0-14315

                       ATC COMMUNICATIONS GROUP, INC.
           (Exact name of registrant as specified in its charter)



            DELAWARE                                     75-2050538
            ----------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


            5950 BERKSHIRE LANE, SUITE 1650, DALLAS, TEXAS  75225
            -----------------------------------------------------
             (Address of principal executive offices, Zip Code)


    Registrant's telephone number, including area code:  (214) 361-9870

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 1996 was approximately $224.6 million.

    As of August 31, 1996, 15,032,161 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the ATC Communications Group, Inc. 1996 Annual Meeting are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    ATC Communications Group, Inc. (hereinafter referred to as "ATC" or the "Company") is one of the fastest growing providers of outsourced telecommunications-based marketing, customer service and call center management services in the United States. The Company specializes in the execution and/or management of large volume call handling requirements for major U.S. corporations in a variety of industries. ATC's operations are technology driven through its advanced data and communications systems which permit real-time interface with client's host systems. The Company derives its competitive advantage from three primary platforms: (i) providing consistent and superior customer services; (ii) a consistent commitment to quality; and
(iii) rapidly adapting to meet changing clients needs. Management believes these advantages have contributed to the Company's record of client retention and its ability to attract new business, both of which have contributed to growth in revenues of 429% in the last three years.

    The Company's headquarters are located at 5950 Berkshire Lane, Suite 1650, Dallas, Texas 75225, and its telephone number is (214) 361-9870.

SERVICES AND STRATEGY

    The Company designs, manages and conducts large-scale telecommunications-based, inbound and outbound marketing and customer service programs. These programs feature live, knowledgeable operators provided on an outsourced basis to large U.S. corporations in a wide variety of industries. Additionally, the Company manages both inbound and outbound call center facilities for clients under multi-year contracts. Such call center management applications usually require the development and licensing of proprietary software systems. ATC does not engage in any form of outbound calling that uses computerized voice presentations or requires unsolicited financial requests nor is ATC engaged in the "900" number business.

    ATC seeks long-term relationships with major corporations that utilize the telephone as an integral, ongoing element in their core marketing and/or customer service strategies. By offering high quality, customized, flexible and fully- integrated services designed to improve quality, productivity and effectiveness, ATC can enhance and add value to its clients' existing marketing and customer service programs.

    ATC's objective is to become the premier high-quality, full service provider of outsourced call center operations to large corporations.
Management believes that the inbound segment of the industry possesses the greatest long-term growth potential and thus is concentrating its efforts primarily on that industry niche. In order to serve all of its clients' needs; however, ATC offers outbound services as well. For the fiscal year ended June 30, 1996, approximately 59% of ATC's revenues were generated from inbound services, while the remaining 41% were generated by outbound services.

OPERATIONS

    ATC operates and/or manages for its clients 19 fully-automated call centers in 6 locations comprising approximately 3,275 workstations located around Dallas, Chicago and San Francisco. Seven Rockwell Galaxy GVS 3000 Automatic Call Distributions interfaced with multiple Data General System microprocessors are utilized to operate ATC's call centers. The data system itself is based on an open architecture UNIX operating protocol supported by a sophisticated database manager. This advanced data system allows the Company to seemlessly interface real-time with the client's host systems and provides the flexibility that enables ATC to rapidly deliver solutions to its client's marketing and customer service needs. Outbound calling is enhanced through a Rockwell Predictive Dialing System based on a fault tolerant Tandem Platform. Through its sophisticated communications system, ATC can process in excess of 200,000 calls per hour. ATC also maintains a substantial systems staff that permits customized software applications for its clients as well as the capability to respond quickly to changing client needs. ATC's operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits ATC to offer productivity enhancements associated with "call blending". At August 31, 1996, approximately 98% of ATC's workstations were universal workstations.

    The Company also believes a key component of its success is the quality of its employees. Because its marketing and service representatives deal directly with the clients' customers and sales prospects, ATC places a heavy emphasis on the training and quality control processes. System-wide, ATC has dedicated in excess of 30,000 square feet to these functions in addition to a 14,700 square foot call center equipped for live role playing by training classes.
Currently, the Company employs a large staff of trainers dedicated to teaching the details of client programs to ATC's marketing and service representatives. The training curriculum includes coverage of the sales or service process, study of the features and benefits of the product and service, intensive role playing and information about ATC's philosophy and culture. ATC conducts both primary and recurrent training for all representatives which, depending on the complexity of the client program, can require up to six weeks to complete. The Company's training curriculum is developed by professional experts in adult learning methodologies and includes a "hands-on" PC lab experience. This attentiveness to training enables the Company to perform an assortment of duties when handling inbound and outbound calling programs. Quality control is measured both quantitatively and qualitatively through multiple processes with different reporting lines in the Company. The Company and its clients monitor the Company's marketing and service representatives for strict compliance with the client's standards and to maintain quality and efficiency. In many instances, quality is evaluated and communicated on a daily basis.

INDUSTRY AND COMPETITION

    The telecommunications-based marketing, customer service and call center management services industry is highly fragmented and is comprised of a large number of in-house and independent organizations. The industry has experienced rapid growth over the last ten years and, according to industry sources, expenditures for these services have doubled during this period to an estimated $77 billion in 1994. With the proliferation of toll-free "800" and "888" numbers, the telephone is becoming the principal means of contact between companies and their customers; however, historically only a small percentage of these expenditures have been outsourced. The Company believes that large corporations will increasingly outsource their telecommunications-based marketing and customer service activities in order to concentrate their internal resources on their core competencies and to access the quality and cost effectiveness available from outsourced service providers. The market includes many non-captive outsourced services providers and is very competitive and highly fragmented. Competitors range in size from very small firms offering specialized applications to large, full-service companies with multiple, high volume call centers. The Company believes the principal competitive factors differentiating outsourced service providers are: (i) a reputation for quality results; (ii) price competitiveness; (iii) technological expertise; and (iv) flexibility in responding rapidly to the client's sales, marketing and customer service needs.

MARKETING OF SERVICES

    ATC seeks to differentiate itself from its competitors through its emphasis on quality and service to the client, its technological capabilities and its flexibility to meet and enhance the client's changing requirements. The Company seeks to develop and maintain long-term relationships with its clients and targets its marketing efforts towards large corporations in selected industries that utilize telecommunications as an integral, ongoing element in their core marketing and/or customer service strategy. The Company believes such corporations possess the greatest potential for recurring revenue growth and their call handling requirements demand the sophistication, volume and quality requirements to capitalize effectively on ATC's technology and client support infrastructure. The Company seeks new business by responding to requests for proposals, client and consultant referrals and by targeting potential new clients. Additionally, new business is obtained by identifying additional needs of existing customers and cross-selling the Company's services to meet those needs.

GOVERNMENTAL REGULATIONS

    Telephone sales practices are regulated at both the federal and state level. The rules of the Federal Communications Commission (the "FCC") under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC requires telemarketers to have procedures in place to maintain lists of residential customers who do not want to receive telephone solicitations and to avoid making calls to those customers. The FCC also prohibits the use of pre-recorded or artificial voice calls to consumers (with limited exceptions) and advertising via telephone facsimile machines.

    The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued numerous rules under the TCFAPA, which set forth disclosure requirements for telemarketers when placing calls, prohibit deceptive telemarketing acts or practices during solicitation, provide guidelines on collecting payments by check and credit cards, provide restrictions on abusive telephone solicitation practices and promulgate certain record keeping requirements.

    The Company believes that it is in compliance with the TCPA and the FCC rules thereunder and with the FTC's rules under the TCFAPA. The Company trains its customer service representatives to comply with the FTC and FCC rules and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on "do-not-call" lists.

    A number of states have enacted or are considering legislation to regulate telephone solicitations. For example, some states require telemarketers to be licensed by state regulatory agencies prior to soliciting purchasers within the state. Additionally, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be cancelled within three business days. At least one state also prohibits telemarketers from requiring credit card payment and several other states require certain telemarketers to obtain licenses and post bonds.

    From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the Company or its industry.

    The industries served by the Company are also subject to varying degrees of government regulation. The Company works closely with its clients and their advisors to develop the scripts to be used by its agents in connection with making consumer contacts. The Company generally requires its clients to indemnify it against claims and expenses arising with respect to the Company's services performed on its clients' behalf. The Company has never been held responsible for a client's regulatory noncompliance.

REVENUES AND SEASONAL NATURE OF BUSINESS

    The Company's revenues are affected by the timing and magnitude of its clients' marketing programs and the commencement of new programs.
Additionally, expenses incurred to support client programs are affected by such timing; thus, the Company experiences and expects to continue to experience quarterly variations in revenues and operating results. Although the business is not seasonal in nature, historically ATC has generated a slightly larger percentage of its annual revenues in the second and fourth quarters of its fiscal year due to client marketing programs which are typically slower in the post holiday and summer months. The Company's competitive advantages have enabled it to grow rapidly and diversify its client mix in the last two fiscal years by attracting a variety of new clients in various industries and by expanding the services provided to its existing clients. The following entities accounted for ten percent or more of gross revenues of the Company in fiscal 1995: AT&T and GTE. In fiscal 1996, ten percent or more of the Company's gross revenues were generated by: AT&T, American Express, Pacific Bell and US West.

EMPLOYEES

    As of August 31, 1996, the Company employed approximately 3,590 persons in the following areas: 139 in management and general administration, 4 in marketing and sales, 222 in direct supervision of marketing agents and 3,225 marketing agents. To date the Company has not experienced any material difficulty in attracting and retaining qualified personnel in the geographic regions where it currently conducts business. The Company believes its relationship with its employees is good.

HISTORICAL DEVELOPMENTS

    The Company was incorporated in Delaware on August 2, 1985 under the name of Kenneth Resources, Inc. and changed its name to NRP Inc. on July 12, 1988. The Company's original business plan was to assemble an integrated direct marketing company comprised of direct mail marketing and mailing list services in addition to telecommunications-based marketing services. In the year ended June 30, 1993, management examined the Company's overall business plan and each operating segment's operating performance and concluded that (i) the integrated company strategy had not achieved the expected synergies and economies of scale to management's satisfaction, and (ii) the telecommunications-based marketing business possessed significantly greater growth potential than the other two segments. Accordingly, in the year ended June 30, 1994, the Company divested of its direct mail publishing subsidiary, and in the year ended June 30, 1995, divested of its mailing list services business, thereby enabling the Company to concentrate on growing and creating long-term value in its telecommunications-based subsidiary. Revenues generated by its remaining operating subsidiary, Advanced Telemarketing Corporation, accounted for 100%, 100% and 68% of the Company's consolidated revenues from both continuing and discontinued operations for the years ended June 30, 1996, 1995 and 1994 respectively. Management believes this shift in strategy has enabled the Company to grow revenues and improve operating results, while positioning the Company to compete effectively as a provider of telecommunications-based marketing and information services.

    In an effort to eliminate confusion concerning the Company's name as it related to the name of its remaining operating subsidiary, Advanced Telemarketing Corporation ("Advanced"), and to capitalize on the recognition and reputation for quality of the ATC name, the Board of Directors of the Company determined it would be in the best interest of the Company to formally change the its name. Therefore, on April 24, 1996, the legal name of the Company was formally changed to ATC Communications Group, Inc.

ITEM 2.  PROPERTIES

    The Company currently performs its services in nineteen call centers in six locations with a total capacity of 3,275 workstations (compared to approximately 2,946 workstations reported in the prior year): (i) 684 positions located in Las Colinas, Texas in a 52,866 square foot facility, (ii) 225 positions located in Garland, Texas occupying 12,963 square feet, (iii) an Irving, Texas facility comprised of a 14,069 square foot education center and a 30,959 square foot call center housing 681 positions, (iv) a 90,000 square foot call center in Dallas, Texas with 1,350 positions, (v) a 60 position call center in Chicago, Illinois dedicated to a single client and (vi) a 32,616 square foot call center with 275 positions in San Francisco, California which also serves a single client. All of the Company's facilities are occupied pursuant to various lease arrangements, except the Chicago facility, which is owned by the client and is occupied by the Company at the client's expense. While the Company's current capacity is sufficient to handle its current production demands, as the Company's growth continues additional call center facilities may be needed.

    The Company's principal executive offices in Dallas, Texas are occupied pursuant to a lease expiring November 30, 2001 and contain approximately 4,170 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    Other than ordinary routine litigation incidental to its businesses, neither the Company nor its subsidiary are parties to, nor are their properties the subject of, any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock, $.01 par value, trades on the NASDAQ-National Market System ("NASDAQ-NMS") under the symbol "ATCT". As of August 31, 1996 there were approximately 15,032,161 shares of Common Stock outstanding held by approximately 655 holders of record.

    The table below lists the range of high and low bids for the Company's Common Stock as reported by NASDAQ-NMS for the two-year period ended June 30, 1996 and the subsequent interim period.


       Fiscal Year 1995                           High                Low
       ----------------                           ----                ---
First Quarter                                    2  1/2             1 11/16
Second Quarter                                   1 13/16              13/16
Third Quarter                                    1  5/16              17/32
Fourth Quarter                                   2  5/16              13/16


       Fiscal Year 1996                           High                Low
       ----------------                           ----                ---
First Quarter                                    3  7/8             2  1/4
Second Quarter                                   6                  2 15/16
Third Quarter                                    9  5/8             4  3/4
Fourth Quarter                                  15  3/4             8  3/8


       Fiscal Year 1997                           High                Low
       ----------------                           ----                ---
First Quarter
(through September 20, 1996)                    19  1/8            11  3/4

    The above quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

DIVIDENDS

    The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. The Company pays an annual dividend of $.36 per share on its 29,778 outstanding shares of Series B Preferred Stock and the Company pays an annual dividend of $.11 per share on its 840,000 outstanding shares of Series C Preferred Stock. Pursuant to Advanced's working capital line of credit and equipment term loan credit agreements, Advanced is restricted in its ability to pay dividends to ATC.

ITEM 6.  SELECTED FINANCIAL DATA

    The table on the following page sets forth certain selected consolidated financial data for the Company and its subsidiaries for the last five years. This information should be read in conjunction with Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included elsewhere herein.

                                                            YEAR ENDED JUNE 30
                              -----------------------------------------------------------------------------------
                                1996             1995             1994             1993                1992
                              -----------------------------------------------------------------------------------
Revenues (1)                  $  94,313,886      $61,353,999      $37,447,381      $17,828,764        $18,430,193

Income (loss) from                9,677,277        2,647,273        1,338,588        (938,686)            277,208
continuing operations


Net income (2)                    5,850,128        1,335,383        2,995,604        1,182,219(3)         801,115


Net income (loss) from
continuing operations per              0.25             0.06             0.02           (0.07)(4)          (0.05)
weighted common share


Total assets                     37,780,182       25,356,630       24,261,190       13,833,669          9,238,453


Long-term obligations
(including capitalized            2,455,022        3,578,584        3,141,558        1,337,534          1,551,719
leases)

Total liabilities                18,338,406       13,119,896       13,249,271        8,883,925          5,414,472

Weighted average number
of common shares
outstanding:                     21,177,186       18,441,214       13,685,286       13,294,442         13,294,442
    Primary

    Fully Diluted                21,305,314       18,616,991       13,728,070       13,294,442         13,294,442

__________________________________

     (1) Includes revenues generated by the telecommunications-based services subsidiary only; sales of discontinued operations are omitted.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    During the two fiscal years ended June 30, 1995, the Company consummated several transactions, including the sale of two operating subsidiaries and the conversion of approximately $3.1 million of short-term debt into equity, which
(i) strengthened the Company's balance sheet, (ii) increased the Company's liquidity and (iii) focused the Company's resources and efforts on the significant growth potential of its call center management and telemarketing services subsidiary. After completing these transactions, management focused on creating the infrastructure and securing the working capital financing necessary to capitalize on this growth potential. During the three year period ended June 30, 1996, the Company increased its production capacity from approximately 700 agent positions to approximately 3,200 positions. The acquisition of this increased capacity was funded with a $1.5 million equipment term loan from a major commercial bank, various capital and operating leases, and cash flow generated by operations. In addition, the Company secured a $15 million working capital financing facility with a major bank to meet the working capital needs created by the Company's growth. During the quarter ended March 31, 1996, the Company refinanced both the $1.5 million equipment term loan and the $15 million working capital financing facility with a new major bank on terms and conditions more favorable to the Company.

    The transactions described above have, in management's opinion, provided the liquidity and access to working capital necessary to meet the Company's near-term growth. In an effort to meet current client demand, the Company is reconfiguring certain production and administrative areas in one of its facilities which will result in the addition of approximately 200-300 workstations. This expansion will, in management's opinion, provide sufficient capacity to meet current client demand and will be funded primarily with cash flow generated by operations.

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

    The $15 million accounts receivable credit facility and $1.5 million equipment term loan secured from the new major commercial bank mentioned above contain various covenants which limit, among other things, the operating subsidiary's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiary to meet certain financial covenants. Similarly, under the terms of the guaranty arrangement, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on the operating subsidiary's accounts receivables, furniture and equipment, and are guaranteed by the Company.

RESULTS OF OPERATIONS

    As discussed above, prior to June 30, 1995, the Company sold substantially all of the assets relating to two of its three business segments and as a result of such dispositions, discontinued the operations of the two business segments. Accordingly, in order for the financial data to be comparable, the net financial results of the two discontinued business segments are reflected as a single line item, "Income (loss) from operations of discontinued business segments, net of applicable taxes." The following narrative discusses only the operations of the Company's remaining business segment which provides outsourced telecommunications-based marketing, customer service and call center management services.

Fiscal 1996 vs. Fiscal 1995

    The Company earned net income from continuing operations of $5,850,128 or 6.2% of revenues of $94,313,886 for the fiscal year ended June 30, 1996 versus net income from continuing operations of $1,444,612 or 2.4% of revenues of $61,353,999 earned in the previous fiscal year.

    Revenues increased $32,959,887 (53.7%) to $94,313,886 during the fiscal year ended June 30, 1996 over revenues generated in fiscal 1995 of $61,353,999. This revenue growth is the result of both the addition of new clients and increases in the volume of services provided to the Company's existing clients. Approximately 43.8% of the revenues earned by the Company during fiscal 1996 emanated from one of the Company's existing clients; however, with the addition of new clients and increased business volumes with other clients, the percentage of the Company's revenues generated by this client decreased from the 53.1% this client represented in fiscal 1995. The Company is continuing its strategy to secure recurring revenues from long-term relationships with targeted, large corporate customers which use telecommunications strategies as an integral, ongoing element in their marketing and/or customer service programs. The Company continues to perform project-based business for certain of its clients and there can be no assurance that these clients will continue existing projects or provide new ones. However, based on the Company's historical ability to increase revenues generated by existing clients and to attract new clients, management believes it should be able to continue to build revenues notwithstanding the lack of long-term contracts with these project-based customers.

    For the fiscal year ended June 30, 1996, gross profit earned on revenues increased $12,910,919 (70.8%) from the 1995 fiscal year. The increase in gross profit is due in part to increased revenues; however, the improvement in gross profit is also attributable to increased operating efficiencies which increased gross margin as a percentage of revenues. For the 1996 fiscal year, the gross margin as a percentage of revenues was 33.0% versus 29.7% for fiscal 1995.
This improvement in operating efficiencies also resulted from: (i) the renegotiation of the Company's telecommunications tariff; (ii) economics of scale derived from the increased revenue base; and (iii) management's ongoing efforts to enhance capacity utilization.

    Selling, general and administrative expenses, increased $5,181,682 (38.8%) in fiscal 1996 as compared to fiscal 1995. This increase in expense emanated primarily from: (i) additional personnel and infrastructure necessary to support the Company's revenue growth; (ii) increased costs associated with the recruitment and training of personnel; and (iii) sales commissions associated with increased revenues. Management is continuing its efforts to improve operating efficiencies while maintaining the Company's high quality standards in an atmosphere of revenue and capacity growth. As a result, SG&A expenses as a percentage of revenues decreased to 19.7% in fiscal 1996 from 21.8% in fiscal 1995.

    The increase in depreciation and amortization expense of $699,233 (23.8%) for the fiscal year ended June 30, 1996 over the 1995 fiscal year is primarily the result of the expansion of the Company's operating capacity in fiscal 1995 and fiscal 1996. Despite the increase in whole dollars, the impact of the expansion on depreciation and amortization expense was mitigated by the increase in revenues. As a percentage of revenues, the expense for fiscal 1996 was 3.1% versus 3.6% for the 1995 fiscal year.

    For the fiscal year ended June 30, 1996, net interest expense decreased $99,236 (11.6%) as compared to the 1995 fiscal year despite the write-off of approximately $170,000 in unamortized fees associated with its previous banking relationship. After securing the new credit facility described above. Several factors contributed to this decrease in net interest expense:

    (a) Diminished utilization of the Company's working capital borrowing facilities due to management's efforts to improve cash flow by decreasing the number of days receivables are outstanding and due to improved profitability by the Company.

    (b) During fiscal 1996, the Company secured a $15 million working capital line of credit with a new commercial bank which replaced the working capital borrowing arrangement with the Company's previous bank. The terms of this new arrangement provide for a lower borrowing rate than the previous relationship.

    (c) During fiscal 1996, the Company paid-off an unsecured note payable which contained a provision offering a discount if the note was paid in a timely manner. Thus in fiscal 1996, the Company recognized approximately $61,000 in interest expense reduction due to the pay-off of the note payable in a timely fashion.

    For the 1996 fiscal year, the Company's effective tax rate was approximately 34.4%. In the prior year, the Company earned certain tax credits which significantly reduced the impact of federal income taxes to an effective tax rate of 19.3%. The federal programs which created these tax credits expired on December 31, 1994.

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

    Revenues generated during fiscal 1995 increased $23,906,618 (63.8%) to $61,353,999 over revenues earned in fiscal 1994 of $37,447,381. This increase resulted from both the addition of new clients and additional business from certain existing customers. The Company has one customer which represented approximately 53.1% of the revenues generated in the 1995 fiscal year. ATC's long-term strategy is to capitalize on its quality, technology, capacity, speed and flexibility to generate recurring revenues by securing long-term relationships with targeted large corporate clients which use telecommunications as an integral, ongoing element in their core marketing and/or customer service strategies.

    During the fiscal year ended June 30, 1995, the gross margin earned on revenues increased 72.3% to $18,238,646 versus the $10,585,565 earned in the 1994 fiscal year due primarily to the increases in revenues mentioned above. However, a portion of the gross margin improvement was attributable to increased operating efficiency which resulted in an increase in the gross margin earned as a percentage of revenues to 29.7% in fiscal 1995 from 28.3% in fiscal 1994. Growth in revenues places pressure on gross margins because the Company (i) expenses the majority of the start-up costs on its new projects and
(ii) must often expand based on less than 100% absorption of its new capacity. As the Company's business plan has been and continues to be focused on obtaining market share, management continues to counter growth driven pressures on gross margins by innovatively applying its technology and by placing an emphasis on its recruiting, training and quality control processes to improve operating efficiencies. Such efforts allowed ATC to achieve an improved gross margin as a percentage of revenues in fiscal 1995 despite its revenue growth.

    The Company's revenue growth in fiscal 1995 and the addition of personnel necessary to support its growth resulted in an increase in selling, general and administrative expenses of $5,219,394 (64.2%) to $13,353,518 in the fiscal year ended June 30, 1995 over the previous fiscal year. During fiscal 1995, the Company increased its production capacity from approximately 1,470 positions in fiscal 1994 to approximately 2,950 positions at June 30, 1995. The facilities necessary to house this growth in positions required substantial investments in technology, infrastructure and quality personnel to attract and retain the large corporate users of the Company's services that management has targeted. Such facilities are often utilized at less than 100% capacity initially which places pressure on selling, general and administrative expenses as a percentage of revenues. In light of the pressures created by expansion, management is focused on this expense area and has managed to maintain such expenses at 21.7% of revenues in both fiscal 1995 and fiscal 1994 despite the Company's growth.

    The increase in production capacity mentioned above also requires substantial expansion of data processing and telecommunications equipment, furniture and other capital items to support its facilities. These additional capital items resulted in an increase in depreciation and amortization expense in fiscal 1995 of $1,125,002 (101.1%) as compared to the fiscal 1994. As a percentage of revenue, non-cash charges increased from 3.0% in fiscal 1994 to 3.6% in fiscal 1995.

    Net interest expense for the fiscal year ended June 30, 1995 increased $39,129 (4.78%) versus the previous fiscal year. However, as a percentage of revenues, net interest expense decreased to 1.4% in fiscal 1995 versus 2.2% in fiscal 1994 despite the increased working capital demands created by its revenue growth and the increase in long-term debt and capital lease arrangements utilized to finance the capacity expansion discussed above. In May 1994, the Company significantly lowered the rate it paid for working capital borrowings from an annualized rate of approximately 12% in fiscal 1994 to approximately 10% in fiscal 1995 by securing a $15 million working capital credit facility with a major commercial bank to replace its previous working capital financing arrangement. Additionally in June 1994 the Company finalized the conversion of approximately $3.1 million in 15% short-term debt into shares of its Series C Convertible Preferred Stock. Interest on this short-term debt, now converted, was approximately $320,000 in fiscal 1994.

    In the fiscal year ended June 30, 1995, the Company's effective income tax rate was approximately 19.3%. This rate was less than the statutory federal income tax rate of 34% due to certain targeted jobs tax credits earned during fiscal 1995. The federal programs that created these tax credits expired on December 31, 1994.

OUTLOOK AND UNCERTAINTIES

    The Company does not generally provide forecasts of potential future financial performance or operating results. While the Company's management is optimistic about the Company's future prospects, the following issues and uncertainties, among others, should be considered in evaluating those prospects.

    RELIANCE ON MAJOR CUSTOMERS. A significant portion of the Company's revenues is derived from relatively few customers. In fiscal 1996, 44% of the Company's revenues were attributable to one customer and 77% were attributable to four top customers; in fiscal 1995, 53% of the Company's revenues were attributable to the principal customer and 73% were attributable to four top customers. Most of the Company's contracts are terminable on short notice. The Company believes its relations with major customers are good; however, the loss of one or more of these customers could have a materially adverse effect on the Company.

    DEPENDENCE ON OUTSOURCING TREND AND INDUSTRIES SERVED. The Company's growth is dependent in part on continued demand for the Company's services prompted by the trend toward outsourcing, as well as continued demand from the industries served by the Company. If the interest in outsourcing wanes or there is a significant downturn in the telecommunications, financial services or other industries, the Company could be adversely affected.

    GOVERNMENT REGULATION. The Company's business has become subject to an increasing amount of state and federal regulation over the past several years. While the nature of much of the Company's business (inbound telephone calls placed by the consumer to the Company) does not raise regulatory compliance issues, no assurance can be given that additional federal or state consumer-oriented legislation will not limit the business activities of the Company or its customers or increase the cost of compliance. See "Business--Governmental Regulations."

    COMPETITION. The telecommunications-based marketing, customer service and call center management services industry is highly competitive and highly fragmented. The Company competes with numerous independent firms as well as the in- house operations of many of its customers or potential customers. The Company competes with direct mail, television, radio and other advertising media, and advances in new forms of direct marketing, such as interactive home shopping through television, computer networks and other media could also compete with the Company's services and have an adverse effect on the demand for the Company's services.

    DEPENDENCE ON LABOR FORCE. The Company's business is very labor intensive and characterized by high personnel turnover. Although by industry standards the Company believes its employees are highly qualified and well-trained, many employees receive modest hourly wages and many are part-time employees. Labor costs may increase, turnover would increase recruiting and training costs, and the inability to hire sufficient numbers of qualified people would inhibit the Company's ability to grow. To date, the Company has not experienced material difficulty in attracting qualified employees, but it may experience such difficulty in the future.

    RELIANCE ON TECHNOLOGY; COMPUTER SYSTEMS. The Company's success is dependent in part on its continued investment in sophisticated telecommunications and computer technology, including predictive dialers, automated call distributors and digital switches. The failure to invest in, maintain and anticipate technologies key to the Company's business could have a materially adverse effect on the Company.

    TELEPHONE SERVICE DEPENDENCE. The Company's business is materially dependent upon service provided by various local and long distance telephone companies. Rate increases that the Company is unable to pass on to its customers or interruptions in service would adversely affect the Company's business.

    OTHER UNCERTAINTIES. Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific contexts. The Company is, of course, also subject to general economic risks, dependence on key personnel and other risks and uncertainties.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-18 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On June 2, 1995 the Audit Committee of the Board of Directors unanimously approved the dismissal of Grant Thornton LLP as the independent certified public accountants and auditors for the Company. Grant Thornton LLP performed the audit for the Company for the fiscal years ended June 30, 1992, 1993 and 1994. Grant Thornton LLP's reports on the financial statements of the Company for those years did not contain an adverse opinion, nor a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope or accounting principles. Except as described below, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report during the Company's two most recent fiscal years and any subsequent interim period preceding this dismissal.

    With regard to the financial statements of the Company for the year ended June 30, 1994, there was an initial disagreement as to the accounting treatment for the recognition of a deferred tax asset for net operating loss carryforwards acquired in a business combination for which goodwill was recorded. Both disagreements, however, were resolved to the mutual satisfaction of Grant Thornton LLP and the Company.

    Neither the Company's Audit Committee nor its Board of Directors discussed the subject matter of the above described disagreements with Grant Thornton LLP. The Company has authorized Grant Thornton LLP to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreements. The Audit Committee's decision to dismiss Grant Thornton LLP was unrelated to the initial disagreements described above.

    Also on June 2, 1995, the Audit Committee of the Board of Directors unanimously approved the appointment of the firm of Price Waterhouse LLP to serve as the independent accountants for the Company for the fiscal years ending June 30, 1995 and 1996.

    On June 9, 1995 the Company filed a report on Form 8-K related to the dismissal of Grant Thornton LLP as independent accountants for the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    See "Index to Consolidated Financial Statements" included on page F-1 of this Annual Report on Form 10-K for a listing of the financial statements and schedules filed as a part of this Annual Report on Form 10-K.

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

3.3      Certificate of Amendment of National Reference Publishing, Inc. to reflect change of name to ATC Communications
         Group, Inc.  (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30,
         1994).

3.4      Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1
         Registration Statement - File No. 33-6268).

3.5      Amendment to Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to
         Form S-1 Registration Statement - File No. 33-6268).

3.6      Certificate of Amendment of NRP Inc. to reflect change of name to ATC Communications Group, Inc. (Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1996.)

4.1      Specimen of Share Certificate of Company's Common Stock.  (Incorporated by reference from Company's Form 10-K
         Annual Report for the year ended June 30, 1994).

4.2      Form of Series B Preferred Stock, as amended.  (Incorporated by reference from Company's Form 10-K Annual
         Report for the year ended June 30, 1994).

4.3      ATC Communications Group, Inc. Series C Preferred Stock certificate issued to Codinvest Limited with attached designations.  (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

4.4      1992 NRP Inc. Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration
         Statement - File No. 333-01131)

4.5      1995 NRP Inc. Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration
         Statement - File No. 333-01131)

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

10.11    Asset Purchase Agreement by and among M/B Ltd. Services, Inc., ATC Communications Group, Inc., and United
         Communications Group executed July 26, 1993. (Incorporated by reference from Company's Form 8-K Current Report dated August 13, 1993).

10.12    Non-Competition Agreement by and among M/B Ltd. Services, Inc., ATC Communications Group, Inc., and United
         Communications Group executed July 26, 1993. (Incorporated by reference from Company's Form 8-K Current Report dated August 13, 1993).

10.13    Loan and Security Agreement dated May 17, 1994 among Continental Bank N.A., Advanced Telemarketing Corporation
         and American Telesales Corporation. (Incorporated by reference from Company's Form 8-K Current Report dated
         June 16, 1994).

10.14    Guaranty dated May 17, 1994 by ATC Communications Group, Inc. in favor of Continental Bank, N.A.  (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.15    Investment Letter dated June 16, 1994 by Codinvest Limited. (Incorporated by reference from Company's Form 8-K
         Current Report dated June 16, 1994).

10.16    Asset Purchase Agreement by and among NRL Brokerage, Inc., NRL Management, Inc., S.D. Bogner, Inc., ATC
         Communications Group, Inc., and Stephen D. Bogner executed August 30, 1994 (including promissory notes and guaranties).  (Incorporated by reference from Company's Form 8-K Current Report dated August  30, 1994).

10.17    Loan and Security Agreement dated February 8, 1996 among Advanced Telemarketing Corporation and Bank One,
         Texas, N.A. (filed herewith).

10.18    Unconditional Guaranty Agreement dated February 8, 1996 among NRP Inc. and Bank One, Texas, Leasing
         Corporation (filed herewith).

27.1     Financial Data Schedule (filed herewith)

ITEM 21.  SUBSIDIARY OF COMPANY

         The Company, as of June 30, 1996, had the following operating subsidiary:

                 Name                     State of Incorporation       Percentage Ownership
                 ----                     ----------------------       --------------------
Advanced Telemarketing Corporation                 Nevada                       97.8%

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

                 ATC Communications Group, Inc.
                 Attention:  Secretary
                 5950 Berkshire Lane, Suite 1650
                 Dallas, Texas  75225

REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATC COMMUNICATIONS GROUP, INC.
                                          (The Registrant)




Dated:   September 27, 1996             By:      /s/ Michael G. Santry
                                            ----------------------------
                                        Michael G. Santry
                                        Chief Executive Officer and Chief
                                          Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Dated:   September 27, 1996                   By:     /s/ Michael G. Santry
                                                  ---------------------------
                                              Michael G. Santry, Director




Dated:   September 27, 1996                   By:     /s/ Patrick V. Stark
                                                  ---------------------------
                                              Patrick V. Stark, Director




Dated:   September 27, 1996                   By:     /s/ Thomas Bijou
                                                  ---------------------------
                                              Thomas Bijou, Director




Dated:  September 27, 1996                    By:     /s/ Jerry L. Sims, Jr.
                                                  ---------------------------
                                              Jerry L. Sims, Jr., Controller
                                                and Director




Dated:  September 27, 1996                    By:     /s/ Darryl D. Pounds
                                                  ---------------------------
                                              Darryl D. Pounds,  Director

Dated:  September 27, 1996                    By:
                                                  ----------------------------
                                              J. Michael Allred, Director




Dated:  September 27, 1996                    By:
                                                  ----------------------------
                                              David Malcolm, Director




Dated:  September 27, 1996                    By:
                                                  ----------------------------
                                              J. Frank Mermoud, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))



                                                                      Page
                                                                      ----
Report of Price Waterhouse LLP, Independent Accountants                F-2

Report of Grant Thornton LLP, Independent Accountants                  F-3

Consolidated Statements of Income for the Years Ended
   June 30, 1996, 1995, and 1994                                       F-4

Consolidated Balance Sheets at June 30, 1996 and 1995                  F-5

Consolidated Statements of Shareholders' Equity for the Years
   Ended June 30, 1996, 1995, and 1994                                 F-6

Consolidated Statements of Cash Flows for the Years Ended
   June 30, 1996, 1995, and 1994                                       F-7

Notes to Consolidated Financial Statements                             F-8

Schedule II - Valuation and Qualifying Accounts                       F-18


All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of ATC Communications Group, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ATC Communications Group, Inc. and its subsidiary at June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP

Dallas, Texas
September 5, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
ATC Communications Group, Inc.


We have audited the accompanying consolidated statement of income, shareholders' equity and cash flows of ATC Communications Group Inc. for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ATC Communications Group Inc. for the year ended June 30, 1994, in conformity with generally accepted accounting principles.

We have also audited Schedule II of ATC Communications Group Inc. for the year ended June 30, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994.



GRANT THORNTON LLP

Dallas, Texas
September 7, 1994

                        ATC COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED JUNE 30, 1996, 1995, AND 1994


                                                                        1996                1995              1994
                                                                     -----------        -----------       -----------
Revenues                                                             $94,313,886        $61,353,999       $37,447,381
Cost of services                                                      63,164,321         43,115,353        26,861,816
                                                                     -----------        -----------       -----------

Gross margin                                                          31,149,565         18,238,646        10,585,565

Selling, general and administrative expenses                          18,535,200         13,353,518         8,134,124
Depreciation and amortization                                          2,937,088          2,237,855         1,112,853
                                                                     -----------        -----------       -----------

    Total expenses                                                    21,472,288         15,591,373         9,246,977
                                                                     -----------        -----------       -----------
Income from continuing operations                                      9,677,277          2,647,273         1,338,588

Interest expense (Notes 3, 4, and 5)                                     852,743            945,501           903,048
Interest income (Note 8)                                                  93,926             87,448            84,124
                                                                     -----------        -----------       -----------

Income from continuing operations before income taxes                  8,918,460          1,789,220           519,664

Income tax expense (Note 9)                                            3,068,332            344,608           179,763
                                                                     -----------        -----------       -----------
Income from continuing operations                                      5,850,128          1,444,612           339,901

Income (loss) from operations of discontinued business segments,
    net of applicable taxes (Notes 8 and 14)                                  --          (109,229)           108,854
Gain on disposition of assets of discontinued business segment,
net of applicable taxes (Note 14)                                             --                 --         2,546,849

    Net income                                                       $ 5,850,128         $1,335,383        $2,995,604
                                                                     ===========         ==========        ==========

Earnings per common share and common share
equivalents (Note 7):
Income from continuing operations                                          $0.25              $0.06             $0.02

Income (loss) from discontinued operations                                    --             (0.01)              0.01
Gain on disposition of assets of discontinued operations                      --                 --              0.18

                                                                     -----------        -----------       -----------
    Net income                                                             $0.25              $0.05             $0.21
                                                                     ===========        ===========       ===========
Weighted average common and common equivalent shares outstanding
(Note 7):
Primary                                                               21,177,186         18,441,214        13,685,286
                                                                     ===========        ===========       ===========

Fully-diluted                                                         21,305,314         18,616,991        13,728,070
                                                                     ===========        ===========       ===========

                            See accompanying notes

                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                       ASSETS                               1996           1995
                       ------                            -----------    ----------
Current assets:
   Cash and cash equivalents                             $ 1,723,702     $2,481,17


   Accounts receivable - trade, less allowance for
       doubtful accounts of $175,016 in 1996 and
       $90,846 in 1995                                    21,699,793      7,908,40
   Notes receivable:
       Related parties (Note 8)                              680,711      1,007,47
       Other                                                 144,717        136,97
   Prepaid expenses                                          292,632        254,36
   Deferred tax asset (Note 9)                               506,539        390,98
       Total current assets                               25,048,094     12,179,35

Property and equipment (Note 5):
   Equipment                                              12,578,293     11,107,52
   Furniture and fixtures                                  4,311,663      3,294,34
   Purchased software                                        829,979        879,63

                                                          17,719,935     15,281,50

Accumulated depreciation and amortization                  6,912,196      4,420,05

                                                          10,807,739     10,861,45

Cost in excess of net assets acquired, net of
accumulated amortization of $970,669 in 1996 and
$894,864 in 1995 (Notes 2 and 9)                           1,269,740      1,345,54

Other assets                                                 654,609        970,27
                                                         $37,780,182    $25,356,63

                   LIABILITIES AND
                SHAREHOLDERS' EQUITY                        1996            1995
                --------------------                     ----------     ------------
Current liabilities:
    Revolving line of credit (Note 3)                    $2,382,165     $        --
    Accounts payable - trade                              2,576,068       3,023,716
    Unearned revenues and customer deposits               1,072,662         999,969
    Other accrued liabilities                             5,389,319       2,127,033
    Accrued compensation expense                          1,958,413         953,217
    Accrued telephone expense                             1,129,703         653,731
    Accrued interest                                             --          51,027
    Current portion of long-term debt                     1,156,547       1,732,619
       Total current liabilities                         15,664,877       9,541,312

Long-term debt (Note 4)                                   2,455,022       3,578,584
Deferred tax liability (Note 9)                             218,507              --
Commitments and contingencies (Notes 5 and 10)                   --              --

Shareholders' equity (Note 6):
    Preferred stock, $.01 par  value, 1,000,000
       shares authorized; 29,778 convertible,
       $.36 cumulative Series B shares
       ($107,200 aggregate liquidation
       preference) and 840,000  convertible,
       $.11 cumulative Series C shares
       ($3,074,400 aggregate liquidation
       preference) issued and outstanding in
       1996 and 1995                                          8,698           8,698

    Common stock, $.01 par value, 27,500,000
       shares authorized; 15,032,161 and
       13,563,361 shares issued and
       outstanding in 1996 and 1995,                        150,322        135,634
       respectively
    Additional paid-in capital                           10,092,956       8,649,610
    Retained earnings                                     9,189,800       3,442,792

       Total shareholders' equity                        19,441,776      12,236,734
                                                        $37,780,182     $25,356,630

                           See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                        Preferred Stock                             Common Stock
                                       -------------------------------------------------      --------------------------
                                              Series B                   Series C
                                       -----------------------    ----------------------      --------------------------
                                        Shares     Par Value       Shares     Par Value         Shares       Par Value
                                       --------    -----------    ---------   ----------      -----------    -----------
Balance at June 30, 1993                156,822        $1,569           --    $       --       13,294,442      $132,944


Conversion of preferred stock to
   common stock                        (127,044)       (1,271)          --            --          254,088         2,542
Issuance of preferred stock
pursuant to debt conversion                  --            --      840,000         8,400               --            --

Cash dividend paid on preferred              --            --           --            --               --            --
stock

Common shares issued                         --            --           --            --           14,831           148
Net Income                                   --            --           --            --               --            --

Balance at June 30, 1994                 29,778           298      840,000         8,400       13,563,361       135,634
                                       --------       -------      -------    ----------       ----------      --------
Cash dividend paid on preferred              --            --           --            --               --            --
stock

Net Income                                   --            --           --            --               --            --

Treasury stock purchased                     --            --           --            --               --            --
                                       --------       -------      -------    ----------       ----------      --------

Balance at June 30, 1995                 29,778           298      840,000         8,400       13,563,361       135,634


Cash dividend paid on preferred              --            --           --            --               --            --
stock

Net Income                                   --            --           --            --               --            --

Exercise of stock options                    --            --           --            --        1,468,800        14,688

Tax benefit of stock options                 --            --           --            --               --            --
exercised
                                       --------       -------      -------    ----------       ----------      --------


Balance at June 30, 1996                 29,778          $298      840,000        $8,400       15,032,161      $150,322
                                       ========       =======      =======    ==========       ==========      ========




                                         Additional         Retained            Total
                                          Paid-In           Earnings        Shareholders'
                                          Capital          (Deficit)           Equity
                                        -----------       ----------       -------------
Balance at June 30, 1993                 $5,589,586        $(774,355)         $4,949,744


Conversion of preferred stock to
   common stock                             (1,271)                --                 --

Issuance of preferred stock
pursuant to debt conversion               3,058,956                --          3,067,356

Cash dividend paid on preferred                  --          (10,720)           (10,720)
stock

Common shares issued                          9,787                --              9,935

Net Income                                       --         2,995,604          2,995,604
                                        -----------        ----------        -----------
Balance at June 30, 1994                  8,657,058         2,210,529         11,011,919


Cash dividend paid on preferred                  --         (103,120)          (103,120)
stock

Net Income                                       --         1,335,383          1,335,383

Treasury stock purchased                    (7,448)                --            (7,448)
                                        -----------        ----------        -----------

Balance at June 30, 1995                  8,649,610         3,442,792         12,236,734


Cash dividend paid on preferred                  --         (103,120)          (103,120)
stock

Net Income                                       --         5,850,128          5,850,128

Exercise of stock options                   482,591                --            482,591

Tax benefit of stock options                960,755                --            960,755
exercised
                                        -----------        ----------        -----------

Balance at June 30, 1996                $10,092,956        $9,189,800        $19,441,776
                                        ===========        ==========        ===========


                           See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                                   1996              1995              1994
                                                                ------------       -----------       -----------
Cash flows from operating activities:
    Net income                                                 $  5,850,128        $ 1,335,383       $ 2,995,604
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
        Depreciation and amortization                             2,937,088          2,237,855         1,112,853
        Gain on disposition of assets                                    --                 --        (3,887,140)
        Other                                                       (60,174)            46,912           (50,989)
        Changes in operating assets and liabilities:
            Accounts and notes receivable                       (13,472,379)           117,307        (3,900,414)
            Prepaid expenses                                        (38,269)            84,297          (107,697)
            Deferred taxes                                          190,512            274,342         1,423,986
            Assets held for sale                                         --             27,867          (522,301)
            Other assets                                            150,402           (534,457)         (394,096)
            Accounts payable                                       (447,648)           994,770         1,185,627
            Unearned revenues                                        72,693            780,314            63,940
            Accrued liabilities                                   5,601,089           (110,755)        1,607,125
            Accrued interest                                        (51,027)            25,442           384,747
            Other liabilities                                            --                 --          (102,892)
                                                               ------------        -----------       -----------
        Net cash provided by (used in) operating activities         732,415          5,279,277          (191,647)

Cash flows from investing activities:
    Capital expenditures                                         (2,695,627)        (5,201,466)       (3,126,194)
    Proceeds from sale of assets                                    175,000            745,618         4,715,421
    Proceeds from exercise of stock options                         497,279                 --                --
                                                               ------------        -----------       -----------

        Net cash provided by (used in) investing activities      (2,023,348)        (4,455,848)        1,589,227

Cash flows from financing activities:
    Proceeds (payments on) from line of credit, net               2,382,165         (3,551,278)        2,274,286
    Proceeds from long-term debt                                         --            841,073         1,049,585
    Payments on long-term debt                                   (1,147,862)          (150,401)         (953,807)
    Payments on capital lease obligations                          (700,838)          (647,727)         (491,828)
                                                               ------------        -----------       -----------


        Net cash provided by (used in) financing activities         533,465         (3,508,333)        1,878,236
                                                               ------------        -----------       -----------

Net increase (decrease) in cash and cash equivalents               (757,468)        (2,684,904)        3,275,816
Cash and cash equivalents at beginning of year                    2,481,170          5,166,074         1,890,258
                                                               ------------        -----------       -----------
Cash and cash equivalents at end of year                       $  1,723,702        $ 2,481,170       $ 5,166,074
                                                               ============        ===========       ===========

Supplemental information on non-cash transactions
is as follows:
    Capital lease obligations entered into                     $    210,477        $ 1,586,067       $ 2,466,123
    Issuance of preferred stock pursuant to debt conversion              --                 --         3,067,356
    Tax benefit of stock options exercised                          960,755                 --                --
Supplemental disclosure of cash paid for federal income taxes       827,471                 --                --



                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996, 1995 AND 1994

1.  ORGANIZATION AND ACQUISITIONS

    ATC Communications Group, Inc. ("ATC" or the "Company"), formerly NRP Inc., was incorporated in 1985. Through its subsidiary, ATC provides outsourced telecommunications-based marketing, customer service and call center management services to large U.S. corporations in a variety of industries. Prior to the disposition of the assets of its other business segments, ATC also engaged in the businesses of direct mail marketing (primarily Zip Code
    directory packages) and mail list management and    brokerage services.
    (See Note 14.  Disposition of Assets).

    At June 30, 1996, ATC has the following operating subsidiary:

                                                               Percent           Principal
                Name            Date acquired     Owned by    Ownership      business activity
                ----           ---------------    --------    ---------      -----------------
  Advanced Telemarketing         April 1988          ATC        97.8%      Call center management
  Corporation ("Advanced")

    During fiscal 1994 the Company conducted its operations through two subsidiaries, Advanced and American Telesales Corporation ("American"). Effective January 1, 1995, the Company merged the wholly owned American subsidiary into Advanced. As a result of the merger, all of the Company's operations are currently conducted by Advanced.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of ATC and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUES. Revenues are recognized as services are performed. Principally all customers have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

    PROPERTY AND EQUIPMENT. Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over five-year to eight-year lives. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.

    CAPITALIZATION OF NEW CONTRACT START-UP COSTS. The Company capitalizes certain up-front costs associated with the start-up of new business which is to be performed for its clients pursuant to long-term contracts (typically 3-5 years). Such costs are amortized over the life of such long-term contracts.

    COST IN EXCESS OF NET ASSETS ACQUIRED. The cost in excess of net assets acquired recognized in the acquisition of Advanced is being amortized using the straight-line method over 25 years.

    INCOME TAXES. ATC joins with its subsidiaries in filing a consolidated federal income tax return. In 1993, ATC adopted SFAS No. 109 "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting for income taxes. The cumulative effect of this change was not material to the financial statements.

    STATEMENTS OF CASH FLOWS. For the purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

    RECLASSIFICATIONS. Certain prior year balances have been reclassified to conform with the 1996 presentation.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximate their recorded values.

    CONCENTRATION OF CREDIT RISK. The Company sells to customers in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from customers have been within management's expectations. The Company currently has four major customers (See Note 11).

    IMPAIRMENT OF LONG-LIVED ASSETS. In the event that facts and circumstances indicate that the value of property and equipment, costs in excess of net assets acquired or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

    ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements beginning in fiscal 1997. The Company expects to adopt SFAS No. 123 on a disclosure basis only. As such, implementation of SFAS No. 123 is not expected to impact the Company's consolidated balance sheet or results of operations.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  REVOLVING LINE OF CREDIT

    Revolving line of credit at June 30, 1996 and 1995, are summarized below:

                                                                            1996             1995
                                                                        --------------   -------------
Revolving line of credit  by Advanced of up to  $15,000,000 with a  commercial  bank  at  .50%  over  the bank's  prime  rate
    (effective  rate  of 8.75%  at  June  30, 1996)  secured  by
    Advanced's accounts receivable,  furniture and equipment and
    expiring in January 1999.                                             $ 2,382,165               --
                                                                          -----------      -----------
                                                                          $ 2,382,165               --
                                                                          ===========      ===========
4.  LONG-TERM DEBT
    --------------

    Long-term debt at June 30, 1996 and 1995, is summarized below:

                                                                            1996             1995
                                                                        --------------   -------------
Unsecured note  payable to  Merrill Lynch  Private Capital  Inc.
    ("MLPC"), payable in  quarterly  installments of  $25,000 of principal and interest (at prime, not to  exceed 9%) through
    July 1997, paid in full during 1996.                                $         --      $    771,504

Note payable to a commercial bank of up to $1,500,000 to
    purchase equipment due in monthly payments beginning August
    15, 1994 equal to 1/60th of the principal amount
    outstanding on such date plus interest at a rate of 1.5%
    over the bank's prime rate with the remaining balance due
    May 15, 1997; collateralized by Advanced's furniture and
    equipment
                                                                                  --         1,326,658
Note payable to a commercial bank of $1,000,000 due in monthly payments beginning March 1, 1996 equal to 1/36th of the
    principal amount outstanding on such date plus interest at a rate of .75% over the bank's prime rate (9.0% at June 30,
    1996), with a maturity date of January 1999; collateralized
    by Advanced's furniture and equipment                                    888,889                --


Capital  equipment  lease obligations  by  Advanced,  payable in
    installments  through  October  1999,  with  interest  rates           2,722,680         3,213,041
    ranging from 9% to 18%  (See Note 5)                                 -----------       -----------
                                                                                             5,311,203
                                                                           3,611,569
Less current maturities                                                   (1,156,547)       (1,732,619)
                                                                         -----------       -----------
                                                                         $ 2,455,022       $ 3,578,584
                                                                         ===========       ===========

    During 1996 Advanced refinanced the $1.5 million equipment term loan with the $1.0 million equipment term loan from a new commercial bank.

    Both the note payable to the new commercial bank and the revolving line of credit discussed in Note 3 above contain various covenants which limit Advanced's indebtedness, capital expenditures, investments and payment and dividends to ATC. Additionally, Advanced is required to meet certain financial covenants. At June 30, 1996, the Company had exceeded the capital expenditure limits contained in these agreements. This event of default was subsequently waived by the bank. The Company expects to be in compliance with the covenant requirements at all future measurement dates. The note payable and the revolving line of credit are guaranteed by ATC. The guaranty agreement limits ATC's ability to incur indebtedness, enter into guaranties and to acquire other companies.

    Future maturities of long-term debt at June 30, 1996, are as follows:

               Fiscal Years Ending June 30
                           1997                         $1,156,547
                           1998                          1,226,119
                           1999                          1,177,210
                   2001 and thereafter                      51,693
                                                        ----------
                                                        $3,611,569


    The Company paid interest in the amount of $903,770, $920,059, and $518,291 in 1996, 1995 and 1994, respectively.

5.  LEASES

    Capital leases are included in the accompanying consolidated balance sheet under the following captions at June 30, 1996:

                Equipment                                $ 4,249,765
                Less accumulated depreciation             (1,843,987)
                                                         -----------
                                                         $ 2,405,778
                                                         ===========

    Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at June 30, 1996 are as follows:

                                                     Capital        Operating
                   Year Ending June 30               Leases          Leases
                   -------------------             -----------    ------------
                           1997                     $1,050,558      $4,521,585
                           1998                      1,037,260       3,653,186
                           1999                      1,008,719       2,310,405
                           2000                         52,476       1,476,692
                   2001 and thereafter                      --       3,798,885
                                                    ----------     -----------
           Total minimum future lease payments      $3,149,013     $15,760,753
           Less: amounts representing interest        (426,333)    ===========
                                                    ----------
          Present value of future lease payments    $2,722,680
                                                    ==========

    In 1994, the Company renegotiated one of its operating leases and recognized as a reduction of rent expense approximately $100,000 relating to deferred rent.

    Rent expense on operating leases for the years ended June 30, 1996, 1995, and 1994 was $4,413,180, $2,791,550, and $976,745 respectively.

6.  PREFERRED STOCK

    On June 16, 1994 approximately $3.1 million in short-term debt was converted into 840,000 shares of a newly created Series C Preferred Stock. The Series C Preferred Stock entitles the registered owners to the following rights and preferences: (i) beginning June 30, 1995, preferential cumulative cash dividends at the annual rate of $0.11 per share, (ii) at any time prior to June 30, 2014, the right to convert each share into shares of Common Stock, $.01 par value, at a conversion ratio of one share of Series C Preferred Stock for five shares of Common Stock, (iii) a liquidation preference of $3.66 per share, (iv) cash dividends on parity with shareholders of Common Stock based on the number of shares of Common Stock into which each share of Series C Preferred Stock is convertible and, (v) the right to a number of votes for each share of Series C Preferred Stock that is equal to the number of shares of Common Stock into which shares of Series C Preferred Stock is convertible.

7.  EARNINGS PER SHARE

    Primary and fully diluted earnings per common share is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants and the assumed conversion of the Company's issued and outstanding preferred stock. A computation of earnings per share follows:

                                                           1996              1995              1994
                                                        ----------       -----------        -----------
Primary
Weighted average shares outstanding                     13,890,616        13,561,007        13,400,312
Common stock equivalents:
    Dilutive stock options and warrants, net of          3,027,014           620,651            64,322
        shares assumed repurchased with exercise
        proceeds
    Common Stock assumed issued on conversion of
        dilutive preferred stock                         4,259,556         4,259,556           220,652
                                                        ----------        ----------        ----------
Primary shares                                          21,177,186        18,441,214        13,685,286
                                                        ==========        ==========        ==========


Fully Diluted
Weighted average shares outstanding                     13,890,616        13,561,007        13,400,312
Common stock equivalents:
    Dilutive stock options and warrants, net of          3,155,142           796,428           107,106
        shares assumed repurchased with exercise
        proceeds
    Common Stock assumed issued on conversion of
        dilutive preferred stock                         4,259,556         4,259,556           220,652
                                                        ----------        ----------        ----------
Fully diluted shares                                    21,305,314        18,616,991        13,728,070
                                                        ==========        ==========        ==========

                                                            1996              1995              1994
                                                        ----------        ----------        ----------
Net income from continuing operations                   $5,850,128        $1,444,612          $339,901
Less preferred stock dividends                                  --                --           (10,720)
Less subsidiary income attributable to minority
    interest in the subsidiary's stock and stock          (600,939)         (408,929)               --
    options  (See Note 12)
                                                        ----------        ----------        ----------
Net income from continuing operations applicable
    to common stock                                      5,249,189         1,035,683           329,181
Net income (loss) from discontinued business
    segments                                                    --          (109,229)          108,854
Gain on disposition of assets of business
    segment                                                     --                --         2,546,849
                                                        ----------        ----------        ----------
Net income applicable to common shareholders            $5,249,189          $926,454        $2,984,884
                                                        ==========        ==========        ==========
Primary earnings per share                                   $0.25             $0.05             $0.21
Fully diluted earnings per share                             $0.25             $0.05             $0.21

8.  OTHER RELATED PARTY TRANSACTIONS

    At June 30, 1996 and 1995, an officer of the Company had outstanding borrowings and accrued interest of approximately $566,045 and $793,773 respectively, pursuant to a line of credit. The borrowing bears 6% annual interest and is due in full on June 30, 1997. Interest income from the receivable amounted to approximately $27,200, $19,000, and $21,000 in 1996, 1995 and 1994, respectively.

    During each of the three years ended June 30, 1996, the Company held a note receivable from Freiburghaus & Partners, S.A. ("F&P"), a shareholder of record. The note bears interest at 11% per annum. At June 30, 1996 the note receivable was paid in full. At June 30, 1995, unpaid principal and accrued interest amounted to $73,696. Interest income from this note amounted to $8,528, $8,853, and $9,462 in 1996, 1995 and 1994, respectively. In 1996,
    1995, and 1994, the Company applied $82,225, $21,440, and $56,456 respectively, of accrued preferred stock dividends due to F&P towards the note receivable due to ATC.

    In return for consulting and administrative services, the Company paid FEM, Inc. ("FEM"), a company controlled by a shareholder of the Company, $165,000 per year in monthly installments of $13,750 through March 1994. ATC paid FEM consulting fees of $110,000 for the year ended June 30, 1994. At June 30, 1996 and 1995 FEM had outstanding borrowings and accrued interest of $27,051 and $123,650, respectively, pursuant to a note receivable to the Company. The note bears 6% annual interest and is due in full on June 30, 1997.

    In August 1994 the Company sold certain of the assets of its list services subsidiaries to an officer of such subsidiaries. See further discussion in
    Note 14.

9.  INCOME TAXES

    As discussed in Note 2, during 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (the "Statement"). The Statement changes the method of accounting for deferred income taxes by requiring an asset and liability approach for financial accounting and reporting purposes. As a result of the change in accounting, the Company recognized a deferred tax benefit for the year ended June 30, 1993. During 1994 the Company corrected its 1993 consolidated net operating loss carryforwards by approximately $1,252,000 and corrected its 1993 classification of certain of the net operating loss carryforwards by reducing costs in excess of net assets acquired by approximately $285,000. Accordingly, the deferred income tax benefit and net income were reduced approximately $700,000. There was no cumulative effect on previous years as a result of the accounting change.

    During the years ended June 30, 1995 and 1994, the Company reduced cost in excess of net assets acquired by approximately $570,000 and $340,000, respectively by recording such net operating loss carryforwards on the Company's balance sheet.

    The components of the federal income tax expense applicable to continuing operations for the fiscal years ended June 30 are as follows:

                                                          1996         1995            1994
                                                      ----------    ----------      -----------
Current                                               $1,894,206     $ 438,475       $      --
Deferred                                                 213,371       (93,867)        179,763
                                                      ----------     ---------       ---------
                                                       2,107,577       344,608         179,763
Direct credits to equity related to compensation
    expense for tax purposes in excess of amounts
    recognized for financial reporting purposes          960,755            --              --
                                                      ----------     ---------       ---------
    Total federal income tax expense per the
         statement of operations                      $3,068,332     $ 344,608       $ 179,763
                                                      ==========     =========       =========

    A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pre-tax income for the fiscal years ended June 30 are as follows:

                                    1996          1995        1994
                                 ---------     ---------   -----------
         Statutory rate              34.0%         34.0%        34.0%
         Goodwill amortization         .3%          1.8%         8.9%
         Tax credits                    --       (15.8)%           --
         Other                         .1%        (0.7)%       (8.3)%
                                     ----        ------        -----
                                     34.4%         19.3%        34.6%
                                     ====        ======        =====

    State franchise tax expense totalling $500,036, $107,355 and $136,701 during the years ended June 30, 1996, 1995 and 1994, respectively, has been included in selling, general and administrative expenses in the statements of income.

    The components of deferred taxes included in the accompanying consolidated balance sheet as of June 30 are as follows:

                                                     1996         1995
                                                  -----------  -----------
     Deferred tax assets:
             Accrued expenses                     $   411,493  $   187,065
             Net operating loss carryforwards         665,325      760,371
             Tax credits                                   --      265,590
                                                  -----------  -----------
                 Gross deferred tax assets          1,076,818    1,213,026
     Deferred tax liabilities:
             Fixed assets                            (788,786)    (580,471)
             Non-compete agreement                         --     (154,010)
                                                  -----------  -----------
                 Gross deferred tax liabilities      (788,786)    (734,481)
                                                  -----------  -----------
     Net deferred tax asset (liability)           $   288,032  $   478,545
                                                  ===========  ===========

    At June 30, 1996 the Company had net operating loss carryforwards of approximately $1,920,000 which are available to be carried forward to future periods. Due to the ownership changes which have taken place in prior years, the net operating loss carryforwards are subject to limitations set forth in regulations under the Internal Revenue Code. Under those regulations, future utilization is limited to approximately $279,000 per year. In fiscal 1995, the Company concluded, based on an assessment of all available evidence, that it is more likely than not that future taxable income will be sufficient to realize the tax benefits available; therefore, the Company reduced the valuation allowance of $570,279 to zero. Changes in the valuation allowance related to the utilization of these net operating loss carryforwards reduced the costs in excess of net assets acquired.

10. COMMITMENTS AND CONTINGENCIES

    Advanced entered into an employment agreement with an officer of the company through December 1997. The agreement specifies an annual base salary of $250,000 plus bonuses based on the Company's performance.

    The Company is party to certain legal proceedings incidental to its business. Certain claims arising in the ordinary course of business have been filed or are pending against the Company. Management believes that the claims are without merit and that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position or results of operations of the Company.

11. MAJOR CUSTOMERS

    The Company had sales to major customers comprising the following percentages of consolidated revenues for the years ended June 30:

              Customer            1996        1995        1994
              --------          --------     --------    ------
                  A               44%         53%         24%
                  B               12%          2%          --
                  C               11%          --          --
                  D               10%          1%          --
                  E                5%         10%         15%
                  F                5%          6%         10%
                  G                2%          4%         27%

12. STOCK OPTIONS AND WARRANTS

    In February 1993 the Company's shareholders approved the NRP Inc. 1992 Stock Option Plan (the "Plan") which provides for the granting of options to purchase up to a maximum of 3,000,000 shares of Common Stock to key employees, officers, and directors of the Company and its subsidiaries. Options granted pursuant to the Plan are exercisable for 10 years from the date of grant. The Company may grant additional options at any time prior to December 11, 2002.

    Information regarding the Plan is summarized below:

                                                    Shares       Exercise Price
                                                  ----------     --------------

      Granted                                      1,140,000          1.25

      Exercised                                           --
                                                   ---------
      Outstanding at June 30, 1994                 1,140,000          1.25

      Granted                                        225,000          1.00

      Exercised                                           --
                                                   ---------
      Outstanding at June 30, 1995                 1,365,000       1.00 - 1.25

      Granted                                      1,262,500      6.00 - 12.75

      Exercised                                     (215,250)          1.25
                                                   ---------
      Outstanding at June 30, 1996                 2,412,250      1.00 - 12.75
                                                   =========

    Options are exercisable as follows:


                                     Shares              Exercise Price
                                     ------              --------------
          June 30, 1996             1,122,750             1.00 - 12.75

          June 30, 1997               322,167             1.25 - 12.75

          June 30, 1998               345,167             1.25 - 12.75

          June 30, 1999               318,166             6.00 - 12.75
          June 30, 2000               304,000             8.75 - 12.75


    In May 1994 the Company granted warrants, which expire May 30, 1999, to a financial advisory services firm entitling the firm to purchase 650,000 shares of Common Stock at a purchase price of $1.625 per share, the market
    price on    the date granted.

    In April 1993, Advanced initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to Advanced's key employees, officers, and directors to purchase up to a maximum of 1,117,379 shares of Advanced's common stock. As of June 30, 1996 options to purchase 259,485 shares of Advanced's common stock, with an average exercise price of $.01, were outstanding pursuant to this plan. Options to purchase 204,774 shares have vested with 42,979 and 11,732 options vesting in the fiscal years ending June 30, 1997, and 1998, respectively. Advanced granted such options at management's best estimate of the common stock's market value at the date of grant.

    Pursuant to the Advanced Telemarketing Corporation 1993 Stock Option Plan, in October 1993, Advanced granted to the president of Advanced options to purchase 680,908 shares of Advanced's common stock (representing 15% of the fully diluted common stock of Advanced) at $0.01 per share. In March 1995, the president of Advanced surrendered such options in exchange for stock options to purchase a total of 2,410,880 shares of ATC Common Stock at $0.8125 per share, the market price at the date of grant. The ATC options granted became fully exercisable on August 1, 1995 and are exercisable for 10 years from the date of grant. During 1996 options to purchase 1,348,701 shares of
    ATC Common Stock    were exercised pursuant to this grant.

13. EMPLOYEE BENEFIT PLAN

    During fiscal 1991 Advanced adopted a defined contribution 401(k) plan covering all eligible employees, as defined. Eligible employees may elect to contribute up to 15% of their compensation, not to exceed $9,240 per year. The Company may, at its discretion, match employee contributions. There was no employer matching contribution made in 1996, 1995 or 1994.

14. DISPOSITION OF ASSETS

    On August 30, 1994, pursuant to an asset purchase agreement, NRL Direct, Inc., a wholly-owned subsidiary of ATC, sold certain of its assets consisting primarily of cash, accounts receivable, fixed assets, tradenames, and other assets for promissory notes aggregating approximately $745,000.
    As a result of the asset disposition, effective July 1, 1994, ATC no longer engages in the list brokerage and list management businesses.

    On August 13, 1993 M/B Ltd. Services, Inc., a wholly-owned subsidiary of ATC ("M/B Ltd."), pursuant to an asset purchase agreement, sold substantially all of the assets related to the marketing, publishing and distribution of the National Five Digit ZIP Code Directory package (the "Directory"). M/B Ltd. received net cash consideration of approximately $4.7 million and recognized a one-time after-tax gain of approximately $2.5 million in the fiscal year ending June 30, 1994. As a result of the asset disposition, M/B Ltd. no longer sells the Directory.

    Summary financial information related to the discontinued business segments was as follows:

                                                                        For the Year Ended June 30:
                                                                        1995                    1994
                                                                   ---------------           ------------
                 Revenue                                           $            --           $ 17,559,736
                 Cost of Sales                                                  --             15,277,072
                                                                   ---------------           ------------
                          Gross Margin                             $            --           $  2,282,664
                                                                   ===============           ============
                 Income (Loss) From Operations                     $      (135,285)          $    179,808
                 Net Interest (Expense) Income                                  --                (11,482)
                                                                   ---------------           ------------
                 Net Income Before Taxes                                  (135,285)               168,326
                 Income Tax (Expense) Benefit                               26,056                (59,472)
                                                                   ---------------           ------------
                          Net Income (Loss)                        $      (109,229)          $    108,854
                                                                   ===============           ============

    The net after-tax income or loss derived from the operation of these business segments has been classified on the statement of income to separately identify them as income from operations of discontinued business segments, net of applicable taxes.

                         ATC COMMUNICATIONS GROUP, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED JUNE 30, 1996, 1995, AND 1994



                                                                  Charged To
                                                                  Earnings -
                                              Balance at          General And
                                             Beginning Of       Administrative             Net           Balance At End
               Description                       Year              Expenses             Write-Off            Of Year
   --------------------------------          ------------       --------------      ---------------      --------------
   Year Ended June 30, 1994
   Allowance for doubtful accounts             $   62,608           $  63,000            $  (7,291)         $  118,317
                                               ==========           =========            =========          ==========

   Year Ended June 30, 1995:
   Allowance for doubtful accounts             $  118,317           $ (15,000)           $ (12,471)         $   90,846
                                               ==========           =========            =========          ==========

   YEAR ENDED JUNE 30, 1996:
   Allowance for doubtful accounts             $   90,846           $ 125,000            $ (40,830)         $  175,016
                                               ==========           =========            =========          ==========

                                 EXHIBIT INDEX


  Exhibit                                                                                                    Sequentially
 Number                                    Description of Exhibit                                           Numbered Page
- --------                                   ----------------------                                           -------------
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

3.3      Certificate of Amendment of National Reference Publishing, Inc. to reflect change of name to ATC
         Communications Group, Inc.  (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1994).

3.4      Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1
         Registration Statement - File No. 33-6268).

3.5      Amendment to Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No.
         1 to Form S-1 Registration Statement - File No. 33-6268).

3.6      Certificate of Amendment of NRP Inc. to reflect change of name to ATC Communications Group, Inc.
         (Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1996.)

4.1      Specimen of Share Certificate of Company's Common Stock.  (Incorporated by reference from Company's
         Form 10-K Annual Report for the year ended June 30, 1994).

4.2      Form of Series B Preferred Stock, as amended.  (Incorporated by reference from Company's Form 10-K
         Annual Report for the year ended June 30, 1994).

4.3      ATC Communications Group, Inc. Series C Preferred Stock certificate issued to Codinvest Limited with attached designations.  (Incorporated by reference from Company's Form 8-K Current Report dated June
         16, 1994).

4.4      1992 NRP Inc. Stock Option Plan as amended (Incorporated by reference from Company's Form S-8
         Registration Statement - File No. 333-01131)

4.5      1995 NRP Inc. Stock Option Plan as amended (Incorporated by reference from Company's Form S-8
         Registration Statement - File No. 333-01131)

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

10.11    Asset Purchase Agreement by and among M/B Ltd. Services, Inc., ATC Communications Group, Inc., and
         United Group executed July 26, 1993. (Incorporated by reference from Company's Form 8-K Current Report dated August 13, 1993).

10.12    Non-Competition Agreement by and among M/B Ltd. Services, Inc., ATC Communications Group, Inc., and
         United Communications Group executed July 26, 1993. (Incorporated by reference from Company's Form 8-K
         Current Report dated August 13, 1993).

10.13    Loan and Security Agreement dated May 17, 1994 among Continental Bank N.A., Advanced Telemarketing
         Corporation and American Telesales Corporation. (Incorporated by reference from Company's Form 8-K
         Current Report dated June 16, 1994).

10.14    Guaranty dated May 17, 1994 by ATC Communications Group, Inc. in favor of Continental Bank, N.A.
         (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.15    Investment Letter dated June 16, 1994 by Codinvest Limited. (Incorporated by reference from Company's
         Form 8-K Current Report dated June 16, 1994).

10.16    Asset Purchase Agreement by and among NRL Brokerage, Inc., NRL Management, Inc., S.D. Bogner, Inc., ATC
         Communications Group, Inc., and Stephen D. Bogner executed August 30, 1994 (including promissory notes and guaranties).  (Incorporated by reference from Company's Form 8-K Current Report dated August 30,
         1994).

10.17    Loan and Security Agreement dated February 8, 1996 among Advanced Telemarketing Corporation and Bank
         One, Texas, N.A. (filed herewith).

10.18    Unconditional Guaranty Agreement dated February 8, 1996 among NRP Inc. and Bank One, Texas, Leasing
         Corporation (filed herewith).

27.1     Financial Data Schedule (filed herewith).