Form 10-K/A
period 1996-06-30
ATC COMMUNICATIONS GROUP INC
filed 1996-10-28
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

         X            Annual report pursuant to Section 13 or 15(d) of the
       -----          Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1996

       ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from           to
                              -----------  -------------

Commission file number:  0-14315

                         ATC COMMUNICATIONS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          75-2050538
            ----------                                        ----------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification No.)


             5950 BERKSHIRE LANE, SUITE 1650, DALLAS, TEXAS  75225
             -----------------------------------------------------
               (Address of principal executive offices, Zip Code)


    Registrant's telephone number, including area code:  (214) 361-9870

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

                          Yes    X           No
                             ---------          ----------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                            --------

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1996 was approximately $245.9 million.

    As of September 30, 1996, 16,060,911 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

ATC COMMUNICATIONS GROUP, INC.
AMENDMENT TO FORM 10-K

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names and ages of all directors and executive officers of the Company as well as all positions and offices held by each such person and his term in each such position or office.


                                                      Position with the                             Held
              Name and Age                          Company or Subsidiary                       Position Since
            -----------------        --------------------------------------------------         ------------------
            Michael G. Santry        Chairman of the Board                                      February 1986
                   48

             Arthur Chavoya          President, Chief Executive Officer, Director               September 1996
                   49

             Thomas Bijou            Chairman of Advanced Telemarketing Corporation             August 1992
                   45                Director                                                   February 1993

           Jerry L. Sims, Jr.        Chief Financial Officer                                    September 1996
                   35                Secretary                                                  February 1994
                                     Director                                                   November 1993

            J. Frank Mermoud         Director                                                   March 1994
                   40

            Patrick V. Stark         Director                                                   December 1991
                   42

               Mike Allred           Director                                                   February 1993
                   51

            Darryl D. Pounds         Director                                                   March 1996
                   46

              David Malcolm          Director                                                   May 1996
                   42



    MICHAEL G. SANTRY has been a Director of the Company since February 1986, Chairman of the Company since September 1996 and was the President, Chief Executive Officer and Chief Financial Officer of the Company from February 1986 through September 1996. Since 1980 Mr. Santry has been President and a Director of Lakewood Financial Consultants, Inc., a privately held corporation providing financial consulting services. Mr. Santry is a Certified Public Accountant.

    ARTHUR CHAVOYA joined the Company in September 1996 as President and Chief Executive Officer. From 1986 through September 1996, Mr. Chavoya held various positions with EDS, including his most recent position as President of EDS' Global Travel Services strategic business unit.

    THOMAS BIJOU has been a Director of the Company since February 1993, Chairman of the Company's operating subsidiary, Advanced Telemarketing Corporation, since September 1996 and was President of Advanced Telemarketing Corporation from August 1992 through September 1996. Mr. Bijou was a Vice President for Tigon Corporation, a voice mail services subsidiary of Ameritech Corporation, from 1983 to August 1992.

    JERRY L. SIMS, JR. has been a Director of the Company since November 1993, Chief Financial Officer since September 1996, Secretary of the Company since February 1994, and Controller of the Company since September 1991. From 1985 to 1991 Mr. Sims was Vice President of Finance for the Company's subsidiary, Advanced Telemarketing Corporation.

    J. FRANK MERMOUD has been a Director of the Company since March 1994 and has acted as a consultant to the Company since May 1993. Mr. Mermoud was a Legislative Director of Congressional Affairs with the U.S. Department of State from 1992 to 1993 and, prior to joining the U.S. Department of State, Mr. Mermoud was a Congressional Liaison Officer with U.S. Information Agency since 1988.

    PATRICK V. STARK has been a Director of the Company since December 1991 and has been a Shareholder and Director of the law firm Kane, Russell, Coleman and Logan since 1992. Prior to joining the law firm, Mr. Stark was Executive Vice President and General Counsel for Lifetime Automotive Products since May 1991, and prior to joining Lifetime Automotive Products, Mr. Stark was a Director and Shareholder with the law firm Geary, Glast & Middleton.

    MIKE ALLRED has been a Director of the Company since February 1993 and has been a Director of Spencer Stuart since April 1994. Prior to joining Spencer Stuart, Mr. Allred was a Vice President of E-Systems from May 1992 to March 1994 and, from 1987 to 1992, Mr. Allred was President/Chief Executive Officer of VI-Tec.

    DARRYL D. POUNDS has been a Director of the Company since March 1996 and has been a Partner of Chartwell Partners, Ltd., a Dallas based investment firm, since 1995. From 1993 until 1995, Mr. Pounds served as Chairman and CEO of the Trust Company of Texas and, from 1972 through 1993, Mr. Pounds held a variety of positions within First City Bancoporation, including Chairman and CEO of First City Bank of Dallas.

    DAVID MALCOLM has been a Director of the Company since May 1996. Mr. Malcolm has been Chairman of Suncoast Financial Corporation, a mortgage banking and real estate development firm, since 1977. Currently, Mr. Malcolm also serves as a Commissioner on the San Diego Unified Port District, a commission that owns and operates San Diego International Airport and properties on the San Diego Bay.

    Each director serves until the next annual meeting of the Company's shareholders and until the director's successor is duly elected. Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the above named officers and directors of the Company.

ITEM 11:  EXECUTIVE COMPENSATION

    Furnished below is a table containing individual compensation information on the Chief Executive Officer of the Company and the two other most highly paid executive officers of the Company and its operating subsidiary whose total annual salary and bonus amounts totaled $100,000 or more for services rendered in all capacities during the fiscal years ended June 30, 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation
                                                                           -------------------------------------
                                          Annual Compensation                       Awards               Payouts
                                  -----------------------------------      --------------------------    -------
  Name and Principal               Salary     Bonus      Other Annual       Restricted       Options/      LTIP       All Other
       Position          Year        $          $        Compensation      Stock Awards      SARs (5)    Payouts    Compensation
--------------------     ----     -------     ------     ------------      ------------      --------    -------    ------------
Michael G. Santry        1996     293,750 (1)   --            --                --           950,000  (5)   --           --
Chairman                 1995     275,000       --            --                --              --          --           --
                         1994     331,250       --            --                --              --          --           --

Thomas Bijou             1996     260,892     150,000(2)      --                --              --          --           --
Chairman of Advanced     1995     250,016     125,000(2)      --                --          2,410,880 (3)   --           --
Telemarketing Corp.      1994     228,079     175,000(2)      --                --              --          --           (3)

RICHARD F. MARINARO      1996        --         --       1,690,928 (4)          --              --          --           --
Senior Vice President    1995        --         --       1,063,024 (4)          --              --          --           --
of Advanced              1994        --         --         404,018 (4)          --              --          --           --
Telemarketing
Corporation

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        Potential Realizable
                                                                                                          Value at Assumed
                                                                                                        Annual Rates of Stock
                                                                                                       Price Appreciation for
                                                                                                             Option Term
                                                                                                       ------------------------
                       Number of Securities     % of Total Options Granted   Exercise     Expiration
      Name          Underlying Options Granted  to Employees In Fiscal Year    Price         Date          5%          10%
-----------------   --------------------------  --------------------------- ---------     ----------   ----------   -----------
Michael G. Santry            950,000                      95.7%                 $9.00       4/1/06      5,377,049    13,626,498



(1) Effective April 1, 1996, the Compensation Committee of the Board of Directors set Mr. Santry's annual base salary at $350,000. Mr. Santry is also entitled to receive bonus compensation up to $125,000 upon the achievement of certain financial objectives for the 1997 fiscal year.

(2) Mr. Bijou was paid $150,000, $125,000 and $175,000 in bonus compensation in fiscal 1996, 1995 and 1994, respectively, pursuant to the achievement of certain operating results at ATC for the 1995, 1994 and 1993 calendar years.

(3) In 1994 Mr. Bijou was granted fully vested options to purchase 10% of the common stock of Advanced Telemarketing Corporation at an option price of $.01 per share. In management's opinion, the option price approximated the fair market value of the stock at the date of grant. With such grant Mr. Bijou held fully vested options to purchase 15% of the common stock of Advanced Telemarketing Corporation. In March 1995, Mr. Bijou surrendered such options in exchange for stock options to purchase a total of 2,410,880 shares of the Company's Common Stock at $0.8125 per share, the market price at the date of grant. The options granted became fully exercisable on August 1, 1995 and are exercisable for ten years from the date of grant.

(4) Mr. Marinaro's compensation is derived from commissions earned on revenues at Advanced Telemarketing Corporation. Mr. Marinaro serves as an account representative for Advanced Telemarketing Corporation's largest customer. His compensation is derived from commissions earned on revenues generated by such customer. Because Mr. Marinaro is not an officer or director of the

      Company and therefore does not participate in policy making decisions for the Company, the Company disclaims that Mr. Marinaro is an "executive officer" of the Company.

(5) In February 1993 the Company's shareholders approved the the Company's 1992 Stock Option Plan (the "1992 Plan") to grant options to purchase up to 3,000,000 shares of Common Stock to key employees, officers, and directors of the Company and its subsidiaries. Options may be granted at any time prior to December 11, 2002. In 1996, Mr. Santry was granted 950,000 options to purchase shares at the market price on the date of grant pursuant to the 1992 Plan. To date no options have been granted pursuant to the 1992 Plan to other executive officers named in the table above. In March 1995, the Company's Board of Directors approved the Company's 1995 Stock Option Plan (the "1995 Plan") to grant options to purchase up to 2,410,880 shares of Common Stock to key employees of the Company and its subsidiaries. Options to purchase all 2,410,880 shares were then granted to Mr. Bijou. See also Note 3 above.

    Advanced Telemarketing Corporation and Thomas Bijou are parties to an employment agreement which provides for an employment term through December 31,1997 at an annual base salary of $262,500. The employment agreement also contains confidentiality and non-competition provisions.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of September 30, 1996, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's Common Stock, (ii) each director and each of the three executive officers listed in the Summary Compensation Table above who beneficially own Common Stock of the Company, and (iii) all officers and directors who beneficially own Common Stock as a group:

                                  Name and Address of                 Amount and Nature of         Percent of Class
                                    Beneficial Owner                  Beneficial Ownership               (1)
                        ----------------------------------   ---------------------------------   --------------------
                        Codinvest Limited                                 4,200,000 (2)               20.73% (2)
                        Road Town
                        Tortola
                        British Virgin Islands

                        Societe Bancaire Julius Baer                      1,569,545 (3)                9.77% (4)
                        2 Boulevard du Theatre
                        1211 Geneva 11
                        Switzerland

                        Michael G. Santry                                  2,934,590(5)               17.25% (5)
                        5950 Berkshire Lane, #1650
                        Dallas, TX  75225

                        Arthur Chavoya                                      600,000 (6)                3.60% (6)
                        8001 Bent Branch Drive
                        Irving, TX 75063

                                              Amount and Nature
          Name and Address of                  of Beneficial            Percent of
            Beneficial Owner                    Ownership               Class  (1)
-----------------------------------           -----------------        ------------
Jerry L. Sims, Jr.                               300,000 (7)              1.83% (7)
5950 Berkshire Lane, #1650
Dallas, TX  75225

Thomas F. Bijou                                  200,000 (8)              1.23% (8)
8001 Bent Branch Drive
Irving, TX  75063

J. Frank Mermoud                                 135,000 (9)              0.83% (9)
5004 Klingle St., N.W.
Washington, DC  20016

Darryl D. Pounds                                 135,000 (9)              0.83% (9)
5950 Berkshire Lane, Suite 1650
Dallas, TX  75225

David Malcolm                                    135,000 (9)              0.83% (9)
750 "B" Street, Suite 3130
San Diego, CA 92101

Patrick V. Stark                                123,000 (10)             0.76% (10)
1601 Elm St.
Suite 3700
Dallas, TX  75201

Mike Allred                                     111,000 (11)             0.69% (11)
1201 W. Peachtree St.
Suite 3230
Atlanta, GA  30309

Richard F. Marinaro                                  --                       --
8001 Bent Branch Drive
Irving, TX  75063

All directors and officers as a group         4,673,590 (12)            24.94% (12)
(10 persons)

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

(3) Based on information available to the Company and Societe Bancaire Julius Baer's representations to the Company, Societe Bancaire Julius Baer's holdings of record of Common Stock are held for the account of other entities, none of which individually would equal five percent (5%) or more of the Company's Common Stock. Societe Bancaire Julius Baer disclaims beneficial ownership of such common stock.

(4)   Based on 16,060,911 shares of Common Stock outstanding at September 30,
      1996.

(5) Mr. Santry's shares are owned of record by Lakewood Financial Consultants, Inc. which is 99% owned by Mr. Santry. Includes beneficial ownership of 950,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1992 Stock Option Plan.

(6) Includes beneficial ownership of 600,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the ATC Communications Group, Inc. 1996 Stock Option Plan.

(7) Includes beneficial ownership of 300,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1992 Stock Option Plan.

(8) Pursuant to an employment agreement, described above in Item 11. Executive Compensation, Mr. Bijou was previously granted fully vested options to purchase 15% of the common stock of Advanced Telemarketing Corporation. In March 1995, Mr. Bijou surrendered such options in exchange for stock options to purchase a total of 2,410,880 shares of the Company's Common Stock at $0.8125 per share, the market price at the date of grant. The options granted became fully exercisable on August 1, 1995 and are exercisable for ten years from the date of grant. Mr. Bijou assigned options to purchase 482,176 shares of the Company's Common Stock to another employee of Advanced Telemarketing Corporation effective as of the same date of grant and consequently held options to purchase 1,928,704 shares of the Company's Common Stock. Mr. Bijou has exercised options to purchase 1,728,704 shares of Common Stock. His remaining ownership includes 200,000 shares of Common Stock issuable upon the exercise of the above described stock options.

(9) Includes beneficial ownership of 135,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1992 Stock Option Plan.

(10) Includes beneficial ownership of 110,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1992 Stock Option Plan.

(11) Includes beneficial ownership of 111,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1992 Stock Option Plan.

(12)  Includes certain beneficial ownership as set forth in footnotes (5), (6),
      (7), (8), (9), (10) and (11) above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    At June 30, 1996 and 1995, Michael G. Santry, Chairman of the Company, had outstanding borrowings and accrued interest of approximately $566,045 and $793,773 respectively, pursuant to a line of credit. The borrowing bears 6% annual interest and is due in full on June 30, 1997.

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



                                              ATC COMMUNICATIONS GROUP, INC.



Dated:   October 28, 1996                     By:    /s/ Jerry L. Sims, Jr.
         ----------------                         -------------------------
                                                     Jerry L. Sims, Jr.
                                                     Chief Financial Officer