Form 10-Q
period 1996-09-30
ATC COMMUNICATIONS GROUP INC
filed 1996-11-14
CIK 778426

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1996 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number:   0-14315
                          -------

                       ATC COMMUNICATIONS GROUP, INC.
                       ------------------------------

           (Exact name of registrant as specified in its charter)

      DELAWARE                                            75-2050538
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


   5950 BERKSHIRE LANE, SUITE 1650                 DALLAS, TEXAS       75225
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:   (214) 361-9870
                                                      --------------


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

                              Yes  [X]        No  [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Title of Each Class                       Number of Shares Outstanding
         -------------------                       ----------------------------
                                                        at November 8, 1996
                                                        -------------------
     COMMON STOCK $.01 PAR VALUE                            16,085,911

                         ATC COMMUNICATIONS GROUP, INC.
                               SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I      FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                        September 30, 1996 and June 30, 1996 . . . . . . . . . . . .   3

                 Consolidated Statements of Operations
                        Three Months Ended September 30, 1996
                        and September 30, 1995 . . . . . . . . . . . . . . . . . . .   4

                 Consolidated Statements of Cash Flow
                        Three Months Ended September 30, 1996
                        and September 30, 1995 . . . . . . . . . . . . . . . . . . .   5

                 Notes to Consolidated Financial Statements  . . . . . . . . . . . .   6

  Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations  . . . . . .   7-8

PART II     OTHER INFORMATION

  Item 5.        Other Matters   . . . . . . . . . . . . . . . . . . . . . . . . . .   9

  Item 6.        Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    September 30, 1996         June 30, 1996
                 ASSETS:                                                                  (Unaudited)            (Audited)
                                                                                     ----------------        ----------------
                 Current Assets:
                    Cash                                                             $      2,185,446        $      1,723,702
                    Notes receivable                                                          825,637                 825,428
                    Accounts receivable, less allowance for doubtful
                      accounts of $100,016 and $175,016                                    18,859,519              21,699,793
                    Prepaid expenses                                                          604,312                 292,632
                    Deferred tax asset                                                        506,539                 506,539
                                                                                     ----------------        ----------------
                      Total Current Assets                                                 22,981,453              25,048,094

                 Equipment and Other Assets:
                    Equipment net of accumulated depreciation of
                      $7,682,824 and $6,912,196                                            11,485,281              10,807,739
                    Cost in excess of net assets acquired, net of
                      accumulated amortization of $989,621 and $970,669                     1,250,788               1,269,740
                    Other assets                                                              624,617                 654,609
                                                                                     ----------------        ----------------
                      Total Equipment and Other Assets                                     13,360,686              12,732,088
                                                                                     ----------------        ----------------
                                                                                     $     36,342,139        $     37,780,182
                                                                                     ================        ================

                 LIABILITIES AND SHAREHOLDERS' EQUITY:
                 Current Liabilities:
                   Accounts payable                                                  $      2,042,349        $      2,576,068
                   Revolving line of credit                                                   254,080               2,382,165
                   Unearned revenues and customer deposits                                    509,280               1,072,662
                   Accrued compensation                                                     3,338,816               1,958,413
                   Accrued telephone expense                                                  554,616               1,129,703
                   Other accrued liabilities                                                3,309,841               5,389,319
                   Current portion of long-term debt                                        1,171,981               1,156,547
                                                                                     ----------------        ----------------
                      Total Current Liabilities                                            11,180,963              15,664,877

                 Long-term Debt                                                             2,161,040               2,455,022
                 Deferred Tax Liability                                                       218,507                 218,507
                 Shareholders' Equity:
                   Preferred Stock, $.01 par value, 1,000,000 shares authorized;
                      29,778 convertible, $.36 cumulative Series B shares and 840,000 convertible, $.11 cumulative Series C shares issued and
                      outstanding                                                               8,698                   8,698
                   Common Stock, $.01 par value, 27,500,000 shares authorized;
                      16,060,911 and 15,032,161 issued and outstanding at September 30,
                      1996 and June 30, 1996, respectively                                    160,609                 150,322
                 Additional paid-in capital                                                11,301,261              10,092,956
                 Retained earnings                                                         11,311,061               9,189,800
                                                                                     ----------------        ----------------
                      Total Shareholders' Equity                                           22,781,629              19,441,776
                                                                                     ----------------        ----------------
                                                                                     $     36,342,139        $     37,780,182
                                                                                     ================        ================


                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                      1996             1995
                                               ---------------   ---------------
Revenues                                       $    26,545,074   $    18,037,810
Cost of services                                    17,465,050        12,301,728
                                               ---------------   ---------------
Gross profit                                         9,080,024         5,736,082

Selling, general and administrative expense          4,957,232         3,636,647
Depreciation and amortization expense                  809,196           690,446
                                               ---------------   ---------------

Income from operations                               3,313,596         1,408,989
Interest expense                                       118,573           192,243
Interest income                                         19,013            25,417
                                               ---------------   ---------------

Income before provision for income taxes             3,214,036         1,242,163
Income tax expense                                   1,092,775           422,335
                                               ---------------   ---------------

Net income                                     $     2,121,261   $       819,828
                                               ===============   ===============

Earnings per common share and common share equivalents (primary and fully diluted):

     Net income                                $          0.09   $          0.04
                                               ===============   ===============

     Weighted average common and common
     equivalent shares outstanding                  22,458,072        20,647,722
                                               ===============   ===============

                            See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                              1996                 1995
                                                                        ------------          ------------
Cash Flows From Operating Activities:
  Net Income                                                            $  2,121,261          $    819,828
  Adjustments to reconcile net  income to net cash
     used in operating   activities:
  Depreciation and amortization                                              809,196               690,446
  Changes in certain other assets and liabilities:
     Accounts receivable                                                   2,840,274            (4,379,757)
     Notes receivable                                                           (209)              476,868
     Prepaid expenses                                                       (311,680)              106,554
     Other assets                                                             10,376                 8,204
     Accounts payable                                                       (533,719)              371,477
     Unearned revenue and customer deposits                                 (563,382)             (150,497)
     Accrued liabilities                                                    (802,412)              920,774
                                                                        ------------          ------------
                Net cash provided by (used in) operating activities        3,569,705            (1,136,103)

Cash Flow From Investing Activities:
  Capital expenditures                                                    (1,448,170)             (743,474)
  Proceeds from sale of equipment                                                 --               175,000
  Proceeds from exercise of stock options                                    746,842                    --
                                                                        ------------          ------------
                Net cash used in investing activities                       (701,328)             (568,474)

Cash Flow From Financing Activities:
  Net proceeds from (payments on) line of credit                          (2,128,085)            1,462,572
  Payments on capital leases                                                (195,214)             (134,466)
  Payments on long-term debt                                                 (83,334)             (167,174)
                                                                        ------------          ------------
                Net cash provided by (used in) financing activities       (2,406,633)            1,160,932

Net change in cash                                                           461,744              (543,645)
Cash at beginning of the period                                            1,723,702             2,481,170
                                                                        ------------          ------------

Cash at end of the period                                               $  2,185,446          $  1,937,525
                                                                        ============          ============



Supplemental information on non-cash transactions is as follows:
  Tax benefit of stock options exercised                                $    471,750                    --

                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995


Earnings per share:

Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Net income applicable to common stock for the three month periods ended September 30, 1996 and 1995 were adjusted to reflect the income attributable to stock options issued to key employee and officers by Advanced Telemarketing Corporation ("Advanced"), the operating subsidiary of the Company.

Primary and fully diluted weighted average shares outstanding at September 30, 1996 and 1995 was computed as follows:

                                                                      1996               1995
                                                                   ----------        -----------
Primary
Weighted average shares outstanding                                15,169,544         13,563,361
  Common stock equivalents:
  Net effect of dilutive stock options and warrants                 2,888,638          2,824,805
  Net effect of assumed conversion of dilutive preferred stock      4,259,556          4,259,556
                                                                   ----------         ----------
Primary and fully diluted shares                                   22,317,738         20,647,722
                                                                   ==========         ==========
Fully Diluted
Weighted average shares outstanding                                15,169,544         13,563,361
  Common stock equivalents:
  Net effect of dilutive stock options and warrants                 3,028,971          2,824,805
  Net effect of assumed conversion of dilutive preferred stock      4,259,556          4,259,556
                                                                   ----------         ----------
Primary and fully diluted shares                                   22,458,072         20,647,722
                                                                   ----------         ----------


Net income applicable to common stock for the three month periods ended September 30, 1996 and 1995 were computed as follows:


                                                             Three months ended    Three months ended
                                                             September 30, 1996    September 30, 1995
                                                             ------------------    ------------------
   Net income                                                 $    2,121,261         $      819,828
   Less:   income applicable to Advanced stock options
                                                                    (204,497)               (91,679)
                                                              --------------         --------------
   Net Income applicable to common stock                      $    1,916,764         $      728,149
                                                              ==============         ==============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter ended September 30, 1996. The consolidated results of operations for the period reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

Results of Operations

         For the three month period ended September 30, 1996, the Company earned income from operations of $3,313,596 on $26,545,074 in revenue, compared to the prior year quarter when the Company earned income from operations of $1,408,989 on revenues of $18,037,810. As a percentage of revenues, income from operations was 12.5% in the first quarter of fiscal 1996 versus 7.8% in the prior year's first quarter.

         Revenues generated in the quarter ended September 30, 1996 increased $8,507,264 (47.2%) over revenues earned in the corresponding quarter of the previous fiscal year. One of the Company's customers represented approximately 49.5% of the Company's revenues produced by the Company during the current year quarter. The Company is continuing its efforts to reduce the concentration in business with this customer by pursuing its strategy to secure recurring revenues from long-term relationships with targeted, large corporate customers which use telecommunications as an integral, ongoing element in their marketing and/or customer service programs. The Company also continues to perform project- based services for certain of its customers and there can be no assurance that these clients will continue existing projects or provide new ones. However, based on the Company's historical ability to increase revenues generated by existing clients and to attract new clients, management believes it should be able to continue to build revenues despite the lack of long-term contracts with these project-based customers.

         For the quarter ended September 30, 1996, the gross profit earned on revenues increased $3,343,942 (58.3%) over the first quarter of the previous fiscal year due both to the 47.2% growth in revenues and to increased operating efficiencies. As a percentage of revenues, the gross profit margin increased to 34.2% in the first quarter of the current fiscal year from 31.8% in the comparable prior year period. The increase in operating efficiencies resulted primarily from renegotiation of the Company's telecommunications tariff and from management's ongoing efforts to derive economies of scale from the increased revenue base.

         Selling, general and administrative expenses ("SG&A") increased $1,320,585 (36.3%) in the current year quarter versus the prior year quarter; however, as a percentage of revenues, SG&A decreased to 18.7% in the current year quarter from 20.2% in the comparable prior year period. The dollar increase in SG&A emanated primarily from the addition of personnel and infrastructure, increased recruiting and training costs and increased sales commissions relating to the revenue gains in the current year. Management's continuing efforts to improve efficiencies while maintaining the Company's growth and high quality standards resulted in the decrease in SG&A as a percentage of revenues.

         The increase in depreciation and amortization expense of $118,750 (17.2%) in the current year quarter versus the comparable prior year quarter is due primarily to the expansion of operating capacity during the fiscal year ended June 30, 1996. The impact on operating income of the capacity expansion and the resulting increase in depreciation and amortization expense was mitigated by increased revenues in the current year. As a percentage of revenues, the expense for the current year quarter was 3.0% versus 3.8% in the prior year quarter.

         Net interest expense decreased $67,266 (40.3%) in the first quarter of the current fiscal year compared to the prior year period due in part to deminished utilization of the Company's working capital borrowing facility resulting from improved profitability by the Company. Additionally, interest expense decreased as a result of the reduction in long-term debt from $5,009,563 at September 30, 1995 to $3,333,021 at September 30, 1996 and the
interest expense associated with such debt.

         The Company's effective tax rate was approximately 34% for the three month periods ended September 30, 1995 and 1996. Effective October 1, 1996, a federal program was reenacted which created federal tax credits related to the employment of certain qualifying individuals. This federal program should have the effect of lowering the Company's effective tax rate during the remainder of the 1997 fiscal year.

         Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

Liquidity and Capital Resources

         As a consequence of increased profitability and the securing of a $15 million working capital line of credit with a major bank, the Company currently has the liquidity and access to working capital necessary to meet its near-term growth demands. In an effort to respond to revenue growth generated by existing customers and the addition of several new customers, the Company is in the process of adding approximately 300 workstations by reconfiguring certain production and administrative areas. The Company will fund this expansion primarily with operating cash flow and anticipates the increased capacity will be sufficient to meet client near-term demands.

         As growth continues, additional call centers will be needed to accommodate the increased business, and such additional facilities will require furniture, equipment and technological enhancement commensurate with the quality standards of its existing facilities. Although no assurances can be made in this regard, management anticipates that, based on the Company's recent profitability and its ability to secure such financing to date, the Company should be able to secure debt or equity funding for such future capital equipment needs.

         The $15 million accounts receivable credit facility and $1.5 million equipment term loan mentioned above contain various covenants which limit, among other things, the operating subsidiary's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiary to meet certain financial covenants. Similarly, under the terms of the guaranty arrangement, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on the operating subsidiary's accounts receivables, furniture and equipment, and are guaranteed by the Company.

                         PART II    OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

                 Effective September 23, 1996, the Company named Arthur Chavoya as President and Chief Executive Officer of the Company and its operating subsidiary, Advanced Telemarketing Corporation ("Advanced"). Michael G. Santry, who relinquished the position as President and CEO of the Company, was named Chairman of the Board of the Company. Thomas F. Bijou was named Chairman of the Board of Advanced after relinquishing his position as President and CEO of Advanced. Both Mr. Santry and Mr. Bijou remain as Directors of the Company and Mr. Chavoya assumes a newly created director position.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

      Exhibit 10.19 Employment Agreement by and between Advanced Telemarketing Corporation, ATC Communications Group, Inc. and Arthur Chavoya, dated September 5, 1996 (filed herewith)

      Exhibit 10.20 ATC Communications Group, Inc. 1996 Stock Option and Restricted Stock Plan (filed herewith)

      Exhibit 10.21 Form of ATC Communications Group, Inc. Restricted Stock Agreement (filed herewith)

      Exhibit 10.22 Form of ATC Communications Group, Inc. Stock Option Agreement (filed herewith)

      Exhibit 10.23 Restricted Stock Agreement by and between ATC Communications Group, Inc. and Arthur Chavoya, dated as of September 5, 1996. (filed herewith)

      Exhibit 10.24    Stock Option Agreement by and between ATC
                       Communications Group, Inc. and Arthur Chavoya, dated as of September 5, 1996. (filed herewith)

      Exhibit 27.1     Financial Data Schedule (filed herewith)

  (B) Reports of Form 8-K

      None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                ATC COMMUNICATIONS GROUP, INC.


                                By:     /s/ Jerry L. Sims
                                   -----------------------------------------
Dated:                                Jerry L. Sims, Jr.
November 14, 1996                     Chief Financial Officer
-----------------

                                 EXHIBITS INDEX

EXHIBIT NUMBER              DESCRIPTION OF EXHIBIT
--------------              ----------------------
      10.19                 Employment Agreement by and between Advanced
                            Telemarketing Corporation, ATC Communications Group,
                            Inc. and Arthur Chavoya, dated September 5, 1996
                            (filed herewith)

      10.20                 ATC Communications Group, Inc. 1996 Stock Option and
                            Restricted Stock Plan (filed herewith)

      10.21                 Form of ATC Communications Group, Inc. Restricted
                            Stock Agreement (filed herewith)

      10.22                 Form of ATC Communications Group, Inc. Stock Option
                            Agreement (filed herewith)

      10.23                 Restricted Stock Agreement by and between ATC
                            Communications Group, Inc. and Arthur Chavoya, dated as of September 5, 1996. (filed herewith)

      10.24                 Stock Option Agreement by and between ATC
                            Communications Group, Inc. and Arthur Chavoya, dated as of September 5, 1996. (filed herewith)

       27.1                 Financial Data Schedule (filed herewith)