Form 10-Q
period 1996-12-31
ATC COMMUNICATIONS GROUP INC
filed 1997-02-14
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the quarterly period ended DECEMBER 31, 1996 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the transition period from __________to____________

Commission File Number:   0-14315

                         ATC COMMUNICATIONS GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      75-2050538
--------------------------------------------------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

5950 BERKSHIRE LANE, SUITE 1650                 DALLAS, TEXAS         75225
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:   (214) 361-9870
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

                                  Yes  [ X ]                No  [    ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Title of Each Class                   Number of Shares Outstanding
         -------------------                   ----------------------------
                                                    at February 7, 1997
                                                    -------------------
      COMMON STOCK $.01 PAR VALUE                        18,007,590

                         ATC COMMUNICATIONS GROUP, INC.
                               DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I           FINANCIAL INFORMATION
       Item 1.        Financial Statements
                      Consolidated Balance Sheets -
                             December 31, 1996 and June 30, 1996  . . . . . . . . . . . . . . . . . . .   3

                      Consolidated Statements of Operations
                             Three Months Ended December 31, 1996
                             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                             Six Months Ended December 31, 1996
                             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                      Consolidated Statements of Cash Flow
                             Three Months Ended December 31, 1996
                             and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .   7-8

       Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations  . . . . . . . . . . . . .  9-11

PART II          OTHER INFORMATION

       Item 6.        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                           December 31, 1996           June 30, 1996
     ASSETS:                                                                  (Unaudited)                (Audited)
                                                                            -----------------         ----------------
     Current Assets:
        Cash                                                                $       1,987,291         $      1,723,702
        Notes receivable                                                            1,061,324                  825,428
        Accounts receivable, less allowance for doubtful
         accounts of $100,016 and $175,016                                         19,507,230               21,699,793
        Prepaid expenses                                                            1,312,523                  292,632
        Deferred tax asset                                                            506,539                  506,539
                                                                            -----------------         ----------------
              Total Current Assets                                                 24,374,907               25,048,094

     Equipment and Other Assets:
        Equipment net of accumulated depreciation of
         $8,660,028 and $6,912,196                                                 11,660,262               10,807,739
        Cost in excess of net assets acquired, net of
         accumulated amortization of $1,008,572 and $970,669                        1,231,837                1,269,740
        Other assets                                                                  621,006                  654,609
                                                                            -----------------         ----------------
              Total Equipment and Other Assets                                     13,513,105               12,732,088
                                                                            -----------------         ----------------
                                                                                   37,888,012         $     37,780,182
                                                                            =================         ================

     LIABILITIES AND SHAREHOLDERS' EQUITY:
     Current Liabilities:
        Accounts payable                                                    $       2,500,002         $      2,576,068
        Revolving line of credit                                                       14,579                2,382,165
        Unearned revenues and customer deposits                                       531,737                1,072,662
        Accrued compensation                                                        1,625,494                1,958,413
        Accrued telephone expense                                                     723,023                1,129,703
        Other accrued liabilities                                                   4,063,695                5,389,319
        Current portion of long-term debt                                           1,184,169                1,156,547
                                                                            -----------------         ----------------
              Total Current Liabilities                                            10,642,699               15,664,877

     Long-term Debt                                                                 1,857,617                2,455,022
     Deferred Tax Liability                                                           218,507                  218,507
     Shareholders' Equity:
        Preferred Stock, $.01  par value, 1,000,000 shares authorized;
           29,778 convertible,  $.36  cumulative Series  B shares  and
           840,000   convertible,  $.11  cumulative  Series  C  shares
           issued and outstanding.                                                      8,698                    8,698
        Common  Stock, $.01 par  value, 27,500,000  shares authorized;
           17,007,590  and   15,032,161  issued  and  outstanding   at
           December 31, 1996 and June 30, 1996, respectively                          170,076                  150,322
        Additional paid-in capital                                                 12,828,817               10,092,956
        Retained earnings                                                          12,161,598                9,189,800
                                                                            -----------------         ----------------
           Total Shareholders' Equity                                              25,169,189               19,441,776
                                                                            -----------------         ----------------
                                                                            $      37,888,012         $     37,780,182
                                                                            =================         ================


                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                                           1996                     1995
                                                                   --------------------      -------------------
 Revenues                                                          $         25,114,364      $        22,961,196
 Cost of services                                                            18,243,480               16,338,841
                                                                   --------------------      -------------------

 Gross profit                                                                 6,870,884                6,622,355

 Selling, general and administrative expense                                  4,720,677                4,092,601
 Depreciation and amortization expense                                          863,854                  743,232
                                                                   --------------------      -------------------

 Income from operations                                                       1,286,353                1,786,522
 Interest expense                                                               137,585                  185,386
 Interest income                                                                 29,769                   18,779
                                                                   --------------------      -------------------

 Income before provision for income taxes                                     1,178,537                1,619,915
 Income tax expense                                                             328,007                  550,772
                                                                   --------------------      -------------------

 Net income                                                        $            850,530      $         1,069,143
                                                                   ====================      ===================

 Earnings per common share and common share equivalents
 (Note 1):                                                         $               0.04      $              0.05
                                                                   ====================      ===================

      Weighted average common and common equivalent shares
      outstanding                                                            22,501,911               20,991,324
                                                                   ====================      ===================


                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                           1996                     1995
                                                                   --------------------      -------------------
 Revenues                                                          $         51,659,438      $        40,999,006
 Cost of services                                                            35,708,530               28,640,569
                                                                   --------------------      -------------------

 Gross profit                                                                15,950,908               12,358,437

 Selling, general and administrative expense                                  9,677,909                7,729,248
 Depreciation and amortization expense                                        1,673,050                1,433,678
                                                                   --------------------      -------------------

 Income from operations                                                       4,599,949                3,195,511
 Interest expense                                                               256,158                  377,629
 Interest income                                                                 48,782                   44,196
                                                                   --------------------      -------------------

 Income before provision for income taxes                                     4,392,573                2,862,078
 Income tax expense                                                           1,420,782                  973,107
                                                                   --------------------      -------------------

 Net income                                                        $          2,971,791      $         1,888,971
                                                                   ====================      ===================

 Earnings per common share and common share equivalents
 (Note 1):                                                         $               0.12      $              0.08
                                                                   ====================      ===================

      Weighted average common and common equivalent shares
      outstanding                                                            22,474,102               20,991,324
                                                                   ====================      ===================


                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)



                                                                             1996                      1995
                                                                     --------------------      -------------------
 Cash Flows From Operating Activities:
    Net Income                                                       $          2,971,791      $         1,888,971
    Adjustments to  reconcile net  income to net  cash used
        in operating activities:
    Depreciation and amortization                                               1,673,050                1,433,678
    Loss on disposition of assets                                                      --                    1,236
    Changes in certain other assets and liabilities:
        Accounts receivable                                                     2,192,563              (3,109,066)
     Notes receivable                                                           (235,896)                  481,985
     Prepaid expenses                                                         (1,019,891)                   21,321
     Other assets                                                                (36,957)                   14,266
     Accounts payable                                                            (76,066)                  500,243
     Unearned revenue and customer deposits                                     (540,925)                (293,286)
     Accrued liabilities                                                      (1,428,583)                 (48,076)
                                                                     --------------------      -------------------
                  Net cash provided by operating activities                     3,499,086                  891,272

 Cash Flow From Investing Activities:
    Capital expenditures                                                      (2,417,103)              (1,153,879)
    Proceeds from sale of equipment                                                    --                  175,000
    Proceeds from exercise of stock options                                     2,118,975                       --
                                                                     --------------------      -------------------
                  Net cash used in investing activities                         (298,128)                (978,879)

 Cash Flow From Financing Activities:
    Net proceeds from (payments on) line of credit                            (2,367,586)                       --
    Payments on capital leases                                                  (403,116)                (307,072)
    Payments on long-term debt                                                  (166,667)                (579,059)
                                                                     --------------------      -------------------
                  Net cash used in financing activities                       (2,937,369)                (886,131)

 Net change in cash                                                               263,589                (973,738)
 Cash at beginning of the period                                                1,723,702                2,481,170
                                                                     --------------------      -------------------

 Cash at end of the period                                           $          1,987,291      $         1,507,432
                                                                     ====================      ===================



 Supplemental information on non-cash transactions is as follows:
    Tax benefit of stock options exercised                           $            636,640      $                --



                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

Earnings per share:

Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Net income applicable to common stock for the three and six month periods ended December 31, 1996 and 1995 were adjusted to reflect the income attributable to stock options issued to key employee and officers by Advanced Telemarketing Corporation ("Advanced"), the operating subsidiary of the Company. Primary and fully diluted weighted average shares outstanding for the three month period ending December 31, 1996 and 1995 was computed as follows:

                                                                                 1996                     1995
                                                                               ----------               ----------
   PRIMARY
      Weighted average shares outstanding                                      16,485,199               13,563,361
      Common stock equivalents:
      Net effect of dilutive stock options and warrants                         1,757,156                2,920,741
      Net effect of assumed conversion of dilutive preferred stock              4,259,556                4,259,556
                                                                               ----------               ----------
      Primary and fully diluted shares                                         22,501,911               20,743,658
                                                                               ==========               ==========


   FULLY DILUTED
      Weighted average shares outstanding                                      16,485,199               13,563,361
      Common stock equivalents:
      Net effect of dilutive stock options and warrants                         1,757,156                3,168,407
      Net effect of assumed conversion of dilutive preferred stock              4,259,556                4,259,556
                                                                               ----------               ----------
      Primary and fully diluted shares                                         22,501,911               20,991,324
                                                                               ==========               ==========



Primary and fully diluted weighted average shares outstanding for the six month period ending December 31, 1996 and 1995 was computed as follows:

                                                                      1996                         1995
                                                                    ----------                   ----------
 PRIMARY
    Weighted average shares outstanding                             15,827,372                   13,563,361
    Common stock equivalents:
    Net effect of dilutive stock options and warrants                2,322,897                    2,811,516
    Net effect of assumed conversion of dilutive
        preferred stock                                              4,259,556                    4,259,556
                                                                    ----------                   ----------
    Primary and fully diluted shares                                22,409,825                   20,634,433
                                                                    ==========                   ==========

 FULLY DILUTED
    Weighted average shares outstanding                             15,827,372                   13,563,361
    Common stock equivalents:
    Net effect of dilutive stock options and warrants                2,387,174                    3,168,407
    Net effect of assumed conversion of dilutive
        preferred stock                                              4,259,556                    4,259,556
                                                                    ----------                   ----------
    Primary and fully diluted shares                                22,474,102                   20,991,324
                                                                    ==========                   ==========



Net income applicable to common stock for the six month periods ended December 31, 1996 and 1995 were computed as follows:

                                                Three months ended December 31         Six months ended December 31
                                                ------------------------------         ----------------------------
                                                    1996            1995                   1996           1995
                                                    ----            ----                   ----           ----
  Net income                                        $850,530      $1,069,143             $2,971,791      $1,888,971

  Less:   income applicable to Advanced
           stock options                              59,837         112,625                264,334         199,478
                                                    -------------------------            --------------------------
  Net Income applicable to common stock             $790,693        $956,518             $2,707,457      $1,689,493
                                                    =========================            ==========================



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter and six months ended December 31, 1996. The consolidated results of operations for the period reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

Results of Operations

         The Company earned income from operations of $1,286,353 on revenues of $25,114,364 for the quarter ended December 31, 1996 and for the six months ended December 31, 1996 earned income from operations of $4,599,949 on revenues of $51,659,438. In the previous fiscal year the Company earned income from operations of $1,786,522 and $3,195,511 in comparable three and six month periods, respectively. The quarter ended December 31, 1996 was a period of transition and investment in the future as the Company brought in new senior management and invested in new proprietary, internal reporting systems. While such moves reduced the Company's operating margins in the quarter and are expected to continue to do so in the near term, management believes they were necessary to enhance the level of service provided to the Company's customers and to position the Company for continued and increasing growth in the future.

         For the quarter ended December 31, 1996 revenues increased $2,153,168 (9.4%) over revenues generated in the corresponding quarter of the previous fiscal year and increased $10,660,432 (26.0%) for the six months ended December 31, 1996 versus the comparable prior year six month period. The Company's revenue growth rate for the current year quarter was impacted by the transition in the Company's senior management and by other factors including a seasonal slowdown in business volumes by one of the Company's larger customers .
Revenue levels for the quarter with certain major customers remained constant with the prior current year quarter while these customers became comfortable with the new senior management. Since December 31, 1996 the Company has again been given opportunities to grow revenues with these major customers. Approximately 49% of the Company's revenues during the six months ended December 31, 1996 were generated by one customer. The Company is continuing efforts to increase revenues and reduce the concentration of business with this customer by pursuing a strategy to secure recurring revenues through long-term relationships with targeted, large corporate customers that use telecommunications as an integral part of their customer service and marketing programs. The Company also continues to meet its customers' demands by performing project-based services; however, there can be no assurance that these customers will continue existing projects or provide new ones.

         Gross profit earned on revenues increased for the three months ended December 31, 1996 $248,529 (3.8%) from the prior year's quarter while for the six month period ended December 31, 1996 gross profits increased $3,592,471 (29.1%). These increases were due primarily to the increase in revenues in the current year. As a percentage of revenues, gross profits for the three and six month periods ended December 31, 1996 were 27.4% and 30.9% , respectively, versus

28.8% and 30.1% in the comparable three and six month periods of the prior year, respectively. The gain in operating efficiency in the six month period of the current year compared to the prior year period was due primarily to the cost savings resulting from the renegotiation of the Company's telecommunications tariff. During the current year quarter, such savings were offset by the costs associated with the implementation of the new internal reporting systems discussed above. These systems revealed certain operating inefficiencies during the quarter which the Company has since corrected. In addition the costs associated with training personnel on the use of the new systems contributed to a reduction in the gross profit margin. The Company has implemented operational changes to improve the gross profit margin and management believes gross profit should return to historic levels during the current fiscal year.

         Selling, general and administrative expenses ("SG&A") increased $628,076 (15.3%) in the quarter ended December 31, 1996 and increased $1,948,661 (25.2%) in the current year's six month period then ended versus comparable prior year periods. The increase in SG&A was primarily the result of the addition of personnel and infrastructure and the increase in agent recruiting costs relating to the revenue gains in the current year. Management is continuing its efforts to improve efficiencies by controlling SG&A while maintaining the Company's high quality standards and improving its growth rate.

         The increase in depreciation and amortization expense of $239,372 (16.7%) in the six months ended December 31, 1996 versus the comparable prior year period is primarily the result of the expansion of operating capacity during the fiscal year ended June 30, 1996 and continuing in the current fiscal year. The increase in revenues generated in the current year necessitating such expansion mitigated the impact of the increase in depreciation expense on the Company's operating margin. As a percentage of revenues, the expense for the six months ended December 31, 1996 was 3.2% versus 3.5% in the comparable prior year period.

         Net interest expense decreased for the three and six month periods ended December 31, 1996 $58,791 (35.3%) and $126,057 (37.8%), respectively versus the same periods in the previous fiscal year due primarily to the reduction in long-term debt from $4,425,072 at December 31, 1995 to $3,041,786 at December 31, 1996 and the interest expense associated with such debt.

         The Company's effective federal income tax rate was approximately 32.3% for the six months ended December 31, 1996 versus 34% for the comparable prior year six month period. The decrease in the tax rate emanates from federal tax credits generated by a federal program, effective October, 1 1996, which encourages the hiring of certain qualifying individuals. This federal program should have the effect of lowering the Company's effective tax rate during the remainder of the 1997 fiscal year from the prior year levels.

         Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

Liquidity and Capital Resources

         The Company currently has the liquidity and access to working capital to meet its near-term growth demands as a result of its increased profitability over the last two years and its $15 million working capital line of credit with a major bank. Currently the Company is completing the reconfiguration of certain production and administrative areas in its existing facilities which will add approximately 300 workstations. This expansion has been funded with operating cash flow and will be sufficient to meet near-term growth demands. However, the Company operates in a dynamic, fast- growing industry. As the Company's growth continues, additional call center facilities will be needed and such facilities will require furniture, equipment and technological enhancements consistent with its existing facilities.

         In addition, management is currently pursuing opportunities for growth through the acquisition of other call center companies. The Company recently signed a non-binding letter of intent to acquire such a company. Although there can be no assurances that this proposed acquisition will be successfully completed, management believes this acquisition candidate would bring to ATC an increase in revenue and capacity, diversity of its client base and an experienced management team.

         Although no assurances can be made in this regard, management anticipates that, based on the Company's recent profitability and its ability to secure such financing to date, the Company should be able to secure debt or equity funding for the capital equipment requirements of future call center facilities or for acquisition opportunities.

         The $15 million accounts receivable credit facility and a $1.5 million equipment term loan with the same major bank contain various covenants which limit, among other things, the operating subsidiary's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiary to meet certain financial covenants. Similarly, under the terms of the guaranty arrangement, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on the operating subsidiary's accounts receivables, furniture and equipment, and are guaranteed by the Company.

         The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this Form 10-Q that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including but not limited to, the Company's reliance on certain major customers; government regulation and tax policy; competition; dependence on the Company's labor force; reliance on technology; telephone service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings.

                            PART II  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBIT

         EXHIBIT 27.1     FINANCIAL DATA SCHEDULE (FILED HEREWITH).

    (B) Reports of Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      ATC COMMNICATIONS GROUP, INC.


                                      By:    /s/  Jerry L. Sims Jr.
                                      -----------------------------
Dated:                                Jerry L. Sims, Jr.
February 13, 1997                     Chief Financial Officer

                                 EXHIBITS INDEX

EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
--------------            ----------------------
Exhibit 27.1              Financial Data Schedule, filed herewith