Form 10-Q
period 1997-03-31
ATC COMMUNICATIONS GROUP INC
filed 1997-05-15
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended MARCH 31, 1997 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number: 0-14315
                        -------

                         ATC COMMUNICATIONS GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-2050538
--------------------------------------------------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

   5950 BERKSHIRE LANE, SUITE 1650          DALLAS, TEXAS                75225
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:   (214) 361-9870
                                                    -----------------

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

                                 Yes [X]      No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:



         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



        Title of Each Class                        Number of Shares Outstanding
        -------------------                        ----------------------------
                                                         at May 12, 1997
                                                         ---------------

   COMMON STOCK $.01 PAR VALUE                             21,378,426

                         ATC COMMUNICATIONS GROUP, INC.

                                 MARCH 31, 1997



                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I            FINANCIAL INFORMATION
        Item 1.         Financial Statements

                        Consolidated Balance Sheets -
                              March 31, 1997 and June 30, 1996............................................    3

                        Consolidated Statements of Operations
                              Three Months Ended March 31, 1997
                              and March 31, 1996..........................................................    4

                              Nine Months Ended March 31, 1997
                              and March 31, 1996..........................................................    5

                        Consolidated Statements of Cash Flow
                              Nine Months Ended March 31, 1997
                              and March 31, 1996..........................................................    6

                        Notes to Consolidated Financial Statements........................................  7-8

        Item 2.         Management's Discussion and Analysis of
                              Financial Condition and Results of Operations............................... 9-11

PART II           OTHER INFORMATION

        Item 6.         Exhibits and Reports on Form 8-K..................................................   12



SIGNATURES................................................................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31, 1997  June 30, 1996
ASSETS:                                                                            (Unaudited)      (Audited)
                                                                                 --------------  -------------
Current Assets:
    Cash                                                                         $   552,475      $ 1,723,702
    Notes receivable                                                               2,320,934          825,428
    Accounts receivable, less allowance for doubtful
      accounts of $73,826 and $175,016                                            19,561,593       21,699,793
    Prepaid expenses                                                                 903,522          292,632
    Deferred tax asset                                                               506,539          506,539
                                                                                 -----------      -----------
         Total Current Assets                                                     23,845,063       25,048,094

Equipment and Other Assets:
    Equipment net of accumulated depreciation of
      $7,075,034 and $6,912,196                                                   15,346,318       10,807,739
    Cost in excess of net assets acquired, net of
      accumulated amortization of $1,027,523 and $970,669                          1,212,886        1,269,740
    Other assets                                                                     579,809          654,609
                                                                                 -----------      -----------
         Total Equipment and Other Assets                                         17,139,013       12,732,088
                                                                                 -----------      -----------
                                                                                 $40,984,076      $37,780,182
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                                             $ 1,198,493      $ 2,576,068
    Revolving line of credit                                                         960,503        2,382,165
    Unearned revenues and customer deposits                                          428,986        1,072,662
    Accrued compensation                                                           2,641,265        1,958,413
    Accrued telephone expense                                                        907,844        1,129,703
    Other accrued liabilities                                                      2,353,636        5,389,319
    Current portion of long-term debt                                              1,380,294        1,156,547
                                                                                 -----------      -----------
         Total Current Liabilities                                                 9,871,021       15,664,877

Long-term Debt                                                                     5,114,489        2,455,022
Deferred Tax Liability                                                               218,507          218,507
Shareholders' Equity:
    Preferred Stock, $.01 par value, 1,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding and
       840,000 convertible, $.11 cumulative Series C
       shares issued and outstanding at June 30, 1996.                                   298            8,698
    Common  Stock, $.01 par value, 27,500,000 shares authorized;
       21,267,090 and 15,032,161 issued and outstanding at March 31,
       1997 and June 30, 1996, respectively                                          212,671          150,322
    Additional paid-in capital                                                    12,992,792       10,092,956
    Retained earnings                                                             12,574,298        9,189,800
                                                                                 -----------      -----------
       Total Shareholders' Equity                                                 25,780,059       19,441,776
                                                                                 -----------      -----------
                                                                                 $40,984,076      $37,780,182
                                                                                 ===========      ===========


                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                1997                1996
                                                             -----------        -----------
Revenues                                                     $24,480,347        $23,102,455

Cost of services, excluding depreciation shown below          16,781,122         15,314,803
                                                             -----------        -----------


Gross profit                                                   7,699,225          7,787,652


Selling, general and administrative expense                    6,048,327          4,791,111

Depreciation and amortization expense                            920,451            756,620
                                                             -----------        -----------


Income from operations                                           730,447          2,239,921

Interest expense                                                 139,418            381,796

Interest income                                                   25,020             20,724
                                                             -----------        -----------


Income before provision for income taxes                         616,049          1,878,849

Income tax expense                                               203,349            722,180
                                                             -----------        -----------


Net income                                                   $   412,700        $ 1,156,669
                                                             ===========        ===========



Earnings per common share and common share
equivalents (Note 1):                                        $      0.02        $      0.05
                                                             ===========        ===========

      Weighted average common and common
      equivalent shares outstanding                           21,871,609         21,488,717
                                                             ===========        ===========


                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                 1997              1996
                                                             -----------       -----------
Revenues                                                     $76,139,785       $64,101,461

Cost of services, excluding depreciation shown below          52,489,652        43,955,372
                                                             -----------       -----------


Gross profit                                                  23,650,133        20,146,089


Selling, general and administrative expense                   15,601,656        12,350,129

Depreciation and amortization expense                          2,593,501         2,190,298
                                                             -----------       -----------


Income from operations                                         5,454,976         5,605,662

Interest expense                                                 395,576           759,425

Interest income                                                   73,802            64,920
                                                             -----------       -----------


Income before provision for income taxes                       5,133,202         4,911,157

Income tax expense                                             1,748,711         1,865,517
                                                             -----------       -----------


Net income                                                   $ 3,384,491       $ 3,045,640
                                                             ===========       ===========



Earnings per common share and common share
equivalents (Note 1):                                        $     0.14        $      0.13
                                                             ==========        ===========

      Weighted average common and common
      equivalent shares
      outstanding                                            22,273,271         21,494,541
                                                             ==========        ===========



                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                             1997              1996
                                                                        --------------      ------------
Cash Flows From Operating Activities:
    Net Income                                                          $ 3,384,491         $  3,045,640
    Adjustments  to reconcile  net income to net cash used
        in operating activities:
    Depreciation and amortization                                         2,593,501            2,190,298
    Other                                                                        --                1,243
    Changes in certain other assets and liabilities:
        Accounts receivable                                               2,138,200          (14,313,364)
        Notes receivable                                                 (1,495,506)             293,957
        Prepaid expenses                                                   (610,890)              31,015
        Other assets                                                        (39,287)              72,408
        Accounts payable                                                 (1,377,575)            (149,307)
        Unearned revenue and customer deposits                             (643,676)              (8,491)
        Accrued liabilities                                              (1,811,655)           2,809,377
                                                                        -----------         ------------
                  Net cash provided by (used in) operating activities     2,137,603           (6,027,224)

Cash Flow From Investing Activities:
    Capital expenditures                                                 (3,155,304)          (1,811,070)
    Proceeds from sale of equipment                                              --              175,000
                                                                        -----------         ------------
                  Net cash used in investing activities                  (3,155,304)          (1,636,070)

Cash Flow From Financing Activities:
    Net proceeds from (payments on) line of credit                       (1,421,662)           7,573,483
    Payments on capital leases                                             (672,612)            (494,386)
    Payments on long-term debt                                             (250,002)            (808,388)
    Proceeds from exercise of stock options                               2,190,750              169,043
                                                                        -----------         ------------
                  Net cash provided by (used in) financing activities      (153,526)           6,439,752

Net change in cash                                                       (1,171,227)          (1,223,542)
Cash at beginning of the period                                           1,723,702            2,481,170
                                                                        -----------         ------------

Cash at end of the period                                               $   552,475         $  1,257,628
                                                                        ===========         ============



Supplemental information on non-cash transactions is as follows:
    Tax benefit of stock options exercised                              $   763,035         $         --
    Capital lease obligations entered into                                3,805,828              101,507



                             See accompanying note.

                         ATC COMMUNICATIONS GROUP, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996



Earnings per share:

Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Net income applicable to common stock for the three and nine month periods ended March 31, 1997 and 1996 were adjusted to reflect the income attributable to the minority ownership interest, including stock options issued to certain key employees and officers, in ATC Communications Inc. ("ATC"), the operating subsidiary of the Company.

Primary and fully diluted weighted average shares outstanding for the three month period ending March 31, 1997 and 1996 was computed as follows:

                                                                      1997              1996
                                                                   ----------        -----------
PRIMARY
    Weighted average shares outstanding                            19,225,323        13,736,504
    Common stock equivalents:
    Net effect of dilutive stock options and warrants                 588,952         3,417,648

    Net effect of assumed conversion of dilutive preferred stock    2,057,334         4,259,556
                                                                   ----------        ----------
    Primary shares outstanding                                     21,871,609        21,413,708
                                                                   ==========        ==========

FULLY DILUTED
    Weighted average shares outstanding                            19,225,323        13,736,504
    Common stock equivalents:
    Net effect of dilutive stock options and warrants                 588,952         3,492,657

    Net effect of assumed conversion of dilutive preferred stock    2,057,334         4,259,556
                                                                   ----------        ----------
    Fully diluted shares outstanding                               21,871,609        21,488,717
                                                                   ==========        ==========

Primary and fully diluted weighted average shares outstanding for the nine month period ending March 31, 1997 and 1996 was computed as follows:

                                                                       1997               1996
                                                                    ----------         -----------
PRIMARY
    Weighted average shares outstanding                             16,964,022         13,620,657
    Common stock equivalents:
    Net effect of dilutive stock options and warrants                1,740,915          3,262,263
    Net effect of assumed conversion of dilutive preferred
        stock                                                        3,525,482          4,259,556
                                                                    ----------         ----------
    Primary shares outstanding                                      22,230,419         21,142,476
                                                                    ==========         ==========

FULLY DILUTED
    Weighted average shares outstanding                             16,964,022         13,620,657
    Common stock equivalents:
    Net effect of dilutive stock options and warrants                1,783,767          3,614,328
    Net effect of assumed conversion of dilutive preferred
        stock                                                        3,525,482          4,259,556
                                                                    ----------         ----------
    Fully diluted shares outstanding                                22,273,271         21,494,541
                                                                    ==========         ==========


Net income applicable to common stock for the three and nine month periods ended March 31, 1997 and 1996 was computed as follows:

                                              Three months ended          Nine months ended
                                                   March 31                     March 31
                                             ---------------------      -----------------------
                                               1997         1996           1997         1996
                                             --------   ----------      ----------   ----------
Net income                                   $412,700   $1,156,669      $3,384,491   $3,045,640
Less:    income applicable to
         ATC minority ownership                61,350      154,367         325,684      353,845
                                             --------   ----------      ----------   ----------
Net Income applicable to common stock        $351,350   $1,002,302      $3,058,807   $2,691,795
                                             ========   ==========      ==========   ==========



Net income applicable to ATC minority ownership for the three and nine month periods ended March 31, 1997, and 1996 was computed as follows:

                                                        Three months ended             Nine months ended
                                                            March 31                        March 31
                                                      ----------------------       ------------------------
                                                        1997          1996            1997          1996
                                                      ---------   ----------       ----------    ----------
ATC net income after income tax allocation            $702,749    $1,715,189       $3,730,630    $3,931,611

Minority Interest                                         8.73%         9.00%            8.73%         9.00%
                                                      --------    ----------       ----------    ----------
Net income applicable to ATC minority
         interest                                     $ 61,350    $  154,367       $  325,684    $  353,845
                                                      ========    ==========       ==========    ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter and nine months ended March 31, 1997. The consolidated results of operations for the period reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

Results of Operations

          The Company earned income from operations of $730,447 on revenues of $24,480,347 for the quarter ended March 31, 1997, and for the nine months ended March 31, 1997 earned income from operations of $5,454,976 on revenues of $76,139,785. In the previous fiscal year the Company earned income from operations of $2,239,921 and $5,605,662 in the comparable three and nine month periods, respectively. The quarter ended March 31, 1997, continued to be a period of transition and investment in the future as the Company completed its additions to new senior management and its investments in new proprietary, internal reporting systems. While these investments reduced the Company's operating margins in the quarter and the nine months ended March 31, 1997 and are expected to continue to do so in the near term, management believes they were necessary to enhance the level of service provided to the Company's customers and to position the Company for continued and increasing growth in the future.

         For the quarter ended March 31, 1997 revenues increased $1,377,892 (6.0%) over revenues generated in the corresponding quarter of the previous fiscal year and increased $12,038,324 (18.8%) for the nine months ended March 31, 1997 versus the comparable prior year nine month period. The increases in revenues in both the three and nine month periods ended March 31, 1997 was due primarily to increased business volumes generated by the Company's existing customers. The Company's revenue growth rate for the current year quarter was impacted by lower than expected growth in business volumes with some of the Company's larger customers and by other factors including a lack of new business contracts and the loss of one of the Company's smaller customers. Approximately 47% of the Company's revenues during the nine months ended March 31, 1997 were generated by one customer. The Company is continuing efforts to increase revenues and reduce the concentration of business with this customer by pursuing a strategy to secure recurring revenues through long-term relationships with targeted, large corporate customers that use telecommunications as an integral part of their customer service and marketing programs. The Company also continues to meet its customers' demands by performing project-based services; however, there can be no assurance that these customers will continue existing projects or provide new ones.

         Gross profit earned on revenues decreased for the three months ended March 31, 1997 $88,427 (1.1%) from the prior year's quarter while for the nine month period ended March 31, 1997 gross profits increased $3,504,044 (17.4%). The increase for the nine months ended March 31, 1997 was due primarily to the increase in revenue for the period as compared to the comparable prior year period. As a percentage of revenues, gross margins for the three and nine month periods ended March 31, 1997 were 31.5% and 31.1%, respectively, versus 33.7% and 31.4% in the comparable three and nine month periods of the prior year, respectively. Both the decreases in gross profit and in gross margin as a percentage of revenue for the three months ended March 31, 1997 as compared with the comparable prior year period were due to lower capacity utilization resulting from a change in business mix. Compared to the three month period ended December 31, 1996, gross margin increased 15.0% for the quarter ended March 31, 1997 because the Company incurred no additional investment in its new internal reporting systems and due to increased efficiency in utilizing such systems.

         Selling, general and administrative expenses ("SG&A") increased $1,257,216 (26.2%) in the quarter ended March 31, 1997 and increased $3,251,527 (26.3%) in the current year's nine month period then ended versus comparable prior year periods. The increase in SG&A was primarily the result of the addition of personnel and infrastructure in anticipation of expected revenue growth in the current year. In response to the slower growth in revenue, the Company has implemented an aggressive expense reduction program to match expenses with expected revenue levels.

         The increase in depreciation and amortization expense of $403,203 (18.4%) in the nine months ended March 31, 1997 versus the comparable prior year period is primarily the result of the expansion of operating capacity during the fiscal year ended June 30, 1996 and which is continuing in the current fiscal year. The increase in revenues generated in the current year necessitating such expansion mitigated the impact of the increase in depreciation expense on the Company's operating margin. As a percentage of revenues, the depreciation expense for the nine months ended March 31, 1997 remained consistent with the comparable prior year period at 3.4%.

         Net interest expense decreased for the three and nine month periods ended March 31, 1996 $246,674 (68.3%) and $372,731 (53.7%), respectively versus the same periods in the previous fiscal year due to a reduction in average long-term debt during the periods, decreased utilization of the Company's working capital line of credit, and due to a write-off of approximately $170,000 in unamortized fees associated with a prior banking relationship recorded during the quarter ended March 31, 1996.

         The Company's effective state and federal income tax rate was approximately 34.1% for the nine months ended March 31, 1997 versus 37.9% for the comparable prior year nine month period. The decrease in the tax rate emanates from federal tax credits generated by a federal program, effective October, 1 1996, which encourages the hiring of certain qualifying individuals. This federal program should have the effect of lowering the Company's effective tax rate during the remainder of the 1997 fiscal year from the prior year levels.

         Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

Liquidity and Capital Resources

         Currently, the Company has the liquidity and access to working capital to meet its near-term cash flow demands as a result of its profitability over the past two years and its $15 million working capital line of credit. Recently, the Company completed the reconfiguration of certain production and administrative areas in its existing facilities which added approximately 300 workstations. This reconfiguration was funded by existing cash flow. In addition, the Company recently upgraded its computer hardware and software configurations through a $5.9 million capital lease financing arrangement with the supplying vendor which replaced its previous capital lease obligations with this vendor.

         The Company operates in a dynamic, fast-growing industry. As the Company grows additional call center facilities will be needed and such facilities will have furniture, equipment and technological requirements consistent with its existing facilities. Currently, the Company is pursuing a new site strategy focused on smaller call centers outside of the Dallas labor market which management believes should result in lower operating expenses.

         In addition to traditional growth strategies, management is currently pursuing opportunities for growth through the acquisition of other call center companies. The Company is currently engaged in discussions with several acquisition targets. Although there can be no assurances that any proposed acquisition will be successfully completed, management believes that the acquisition candidate would fit with the Company's corporate and operating strategies.

         In light of the recent decline in its stock price, the Company believes its shares of common stock are undervalued. The Company's Board of Directors has authorized management to pursue the implementation of a stock repurchase program for the repurchase of up to five million shares of the Company's common stock on the open market and through privately negotiated transactions. The Company anticipates that the initial portion of this repurchase program will be funded by available cash flow and borrowings under its working capital credit facility. The Company may also secure additional debt financing in order to fund such purchases.

         Although no assurances can be made in this regard, management anticipates that, based on the Company's recent profitability and its ability to secure such financing to date, the Company should be able to secure debt or equity funding for the capital equipment requirements of future call center facilities, for acquisition opportunities, or for the repurchase of its common shares.

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

         The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this Form 10-Q that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including but not limited to, the Company's reliance on certain major customers; the implementation of a stock repurchase program as outlined; results of financing and acquisition efforts; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company's labor force; the assumption that operating expenses in smaller call centers outside the Dallas area will result in lower operating expenses; reliance on technology; telephone service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings.

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



                                          ATC COMMUNICATIONS GROUP, INC.





                                          By: /s/  MATTHEW S. WALLER
                                              ---------------------------------
Dated:                                        Matthew S. Waller
May 13, 1997                                  Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION OF EXHIBIT
--------------                     ----------------------
Exhibit 27.1                       Financial Data Schedule, filed herewith