Form 10-K405
period 1997-06-30
ATC COMMUNICATIONS GROUP INC
filed 1997-09-29
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 (Fee Required) for the fiscal year ended June 30, 1997.

    Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 (No Fee Required) for the transition period from
    ______________ to _______________

                        Commission file number: 0-14315

                         ATC COMMUNICATIONS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                        75-2050538
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

              5950 BERKSHIRE LANE, SUITE 1650, DALLAS, TEXAS 75225
              ----------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 12, 1997 was approximately $104.6 million.

     As of September 12, 1997, 21,806,554 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the ATC Communications Group, Inc. 1997 Annual Meeting are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     ATC Communications Group, Inc. (hereinafter referred to as "ATC" or the "Company") is a leading provider of outsourced telecommunications-based marketing, customer service and call center management services in the United States. The Company specializes in the execution and management of large volume call handling requirements for major U.S. corporations in a variety of industries. ATC's operations are technology driven through its advanced data and communications systems which permit real-time interface with clients' host systems. The Company derives its competitive advantage from four primary differentiators: (i) providing consistent and superior customer services; (ii) maintaining a consistent commitment to quality; (iii) implementing advanced technology including predictive dialing, call blending and proprietary front-end interfaces which enable real-time access to clients' host data; and
(iv) rapidly adapting to meet changing client needs. Management believes these advantages have contributed to the Company's record of client retention and its ability to attract new business, both of which have contributed to compound annual growth in revenues of 38% over the last three years.

     The Company's headquarters are located at 5950 Berkshire Lane, Suite 1650, Dallas, Texas 75225, and its telephone number is (214) 361-9870.

SERVICES AND STRATEGY

     The Company designs, manages and conducts large-scale telecommunications-based, outbound and inbound marketing and customer service programs. These programs feature live, knowledgeable operators provided on an outsourced basis to large U.S. corporations in a wide variety of industries. Additionally, the Company manages both inbound and outbound call center facilities for clients under multi-year contracts. Such call center management applications usually require the development and licensing of proprietary software systems. ATC does not engage in any form of outbound calling that uses computerized voice presentations or requires unsolicited financial requests nor is ATC engaged in the "900" number business.

     ATC seeks long-term relationships with major corporations that utilize the telephone as an integral, ongoing element in their core marketing and/or customer service strategies. By offering high quality, customized, flexible and fully-integrated services designed to improve quality, productivity and effectiveness, ATC can enhance and add value to its clients' existing marketing and customer service programs.

     ATC's objective is to become the premier high-quality, full service provider of outsourced call center operations to large corporations throughout the United States. Management believes that the inbound segment of the industry possesses the greatest long-term growth potential and thus is concentrating its efforts primarily on that industry niche. In order to serve all of its clients' needs, however, ATC offers outbound services as well. For the fiscal year ended June 30, 1997, approximately 66% of ATC's revenues were generated from inbound services, while the remaining 34% were generated by outbound services.

OPERATIONS

     ATC operates or manages for its clients 18 fully-automated call centers in six facilities comprising approximately 3,238 workstations located around Dallas, Chicago and San Francisco. Seven Rockwell Galaxy GVS 3000 Automatic Call Distributors interfaced with multiple Data General System microprocessors are utilized to operate ATC's call centers. The data system itself is based on an open architecture UNIX operating protocol supported by a sophisticated database manager. This advanced data system allows the Company to interface real-time and seamlessly with the client's host systems and provides the flexibility that enables ATC to rapidly deliver solutions to its client's marketing and customer service needs. Outbound calling is enhanced through a Rockwell Predictive Dialing System based on a fault tolerant Tandem Platform. Through its sophisticated communications system, ATC can process in excess of 200,000 calls per hour. ATC also maintains a substantial systems staff that permits customized software applications for its clients as well as the capability to respond quickly to changing client needs. ATC's operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits ATC to offer productivity enhancements associated with "call blending". At September 12, 1997, approximately 98% of ATC's workstations were universal workstations.

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

INDUSTRY AND COMPETITION

     The telecommunications-based marketing, customer service and call center management services industry is highly fragmented and is comprised of a large number of in-house and independent organizations. The teleservices industry has experienced rapid growth over the last ten years and, according to industry sources, expenditures for these services have more than doubled during this period to an estimated $83 billion in 1995. According to recent research by Frost & Sullivan, the market for the call center services segment of the industry was $15.4 billion in 1996 and is expected to grow at a 15.8% compound annual growth rate through 2003. With the proliferation of toll-free "800" and "888" numbers, the telephone is becoming the principal means of contact between companies and their customers; however, historically only a small percentage of these expenditures have been outsourced. The Company believes that large corporations will increasingly outsource their telecommunications-based marketing and customer service activities in order to concentrate their internal resources on their core competencies and to access the quality and cost effectiveness available from outsourced service providers. The market includes many non-captive outsourced services providers and is very competitive and highly fragmented. Competitors range in size from very small firms offering specialized applications to large, full-service companies with multiple, high volume call centers. The Company believes the principal competitive factors differentiating outsourced service providers are: (i) a reputation for quality results; (ii) price competitiveness; (iii) technological expertise; and (iv) flexibility in responding rapidly to the client's sales, marketing and customer service needs.

MARKETING OF SERVICES

     ATC seeks to differentiate itself from its competitors through its emphasis on quality and service to the client, its technological capabilities and its flexibility to meet and enhance the client's changing requirements. The Company seeks to develop and maintain long-term relationships with its clients and targets its marketing efforts towards large corporations in selected industries that utilize telecommunications as an integral, ongoing element in their core marketing and/or customer service strategy. The Company believes such corporations possess the greatest potential for recurring revenue growth and their call handling requirements demand the sophistication, volume and quality requirements to capitalize effectively on ATC's technology and client support infrastructure. The Company seeks new business by responding to requests for proposals, client and consultant referrals and by targeting potential new clients. Additionally, new business is obtained by identifying additional needs of existing clients and cross-selling the Company's services to meet those needs.

GOVERNMENTAL REGULATIONS

     Telephone sales practices are regulated at both the federal and state levels. The rules of the Federal Communications Commission (the "FCC") under the Federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibit the initiation of telephone solicitations to residential subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC requires telemarketers to have procedures in place to maintain lists of residential customers who do not want to receive telephone solicitations and to avoid making calls to those customers. The FCC also prohibits the use of pre-recorded or artificial voice calls to consumers (with limited exceptions) and advertising via telephone facsimile machines. ATC does not utilize pre-recorded or artificial voice calls or telephone facsimile technology in delivering its services

     The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued numerous rules under the TCFAPA, which set forth disclosure requirements for telemarketers when placing calls, prohibit deceptive telemarketing acts or practices during solicitation, provide guidelines on collecting payments by check and credit cards, provide restrictions on abusive telephone solicitation practices and promulgate certain record keeping requirements.

     The Company believes that it is in compliance with the TCPA and the FCC rules thereunder and with the FTC's rules under the TCFAPA. The Company trains its customer service representatives to comply with the FTC and FCC rules and programs its call management system to avoid telephone calls during restricted hours or to individuals maintained on "do-not-call" lists.

     A number of states have enacted or are considering legislation to regulate telephone solicitations. For example, some states require telemarketers to be licensed by state regulatory agencies prior to soliciting purchasers within the state. Additionally, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment and several other states require certain telemarketers to obtain licenses and post bonds.

     From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. The Company cannot predict whether this legislation will be enacted and what effect, if any, it would have on the Company or its industry.

     The industries served by the Company are also subject to varying degrees of government regulation. The Company works closely with its clients and their advisors to develop the scripts to be used by its agents in connection with making consumer contacts. The Company generally requires its clients to indemnify it against claims and expenses arising with respect to the Company's services performed on its clients' behalf. To date, the Company has not been held liable for a client's regulatory noncompliance.

REVENUES AND SEASONAL NATURE OF BUSINESS

     The Company's revenues are affected by the timing and magnitude of its clients' marketing programs and the commencement of new programs. Additionally, expenses incurred to support client programs are affected by such timing; thus, the Company experiences and expects to continue to experience quarterly variations in revenues and operating results. Although the business is not seasonal in nature, historically, ATC has generated a slightly larger percentage of its annual revenues in the second and fourth quarters of its fiscal year due to client marketing programs which are typically slower in the post holiday and summer months. The Company's competitive advantages have enabled it to grow rapidly and diversify its client mix in the last two fiscal years by attracting a variety of new clients in various industries and by expanding the services provided to its existing clients. The following entities each accounted for ten percent or more of gross revenues of the Company in fiscal 1997: AT&T and American Express. In fiscal 1996, ten percent or more of the Company's gross revenues were generated by each of the following clients: AT&T, American Express, Pacific Bell and U S WEST.

EMPLOYEES

     As of September 12, 1997, the Company employed approximately 3,076 persons including 2,711 teleservices agents. To date the Company has not experienced any material difficulty in attracting and retaining qualified personnel in the geographic regions where it currently conducts business. The Company believes its relationship with its employees is good.

HISTORICAL DEVELOPMENTS

     The Company was incorporated in Delaware on August 2, 1985 under the name of Kenneth Resources, Inc. and changed its name to NRP Inc. on July 12, 1988. The legal name of the Company was formally changed to ATC Communications Group, Inc. on April 24, 1996. The Company's original business plan was to assemble an integrated direct marketing company comprised of direct mail marketing and mailing list services in addition to telecommunications-based marketing services. In the year ended June 30, 1993, management examined the Company's overall business plan and each operating segment's operating performance and concluded that (i) the integrated company strategy had not achieved the expected synergies and economies of scale to management's satisfaction, and (ii) the telecommunications-based marketing business possessed significantly greater growth potential than the other two segments. Accordingly, in the year ended June 30, 1994, the Company divested of its direct mail publishing subsidiary, and in the year ended June 30, 1995, divested of its mailing list services business, thereby enabling the Company to concentrate on growing and creating long-term value in its telecommunications-based subsidiary. Revenues generated by its remaining operating subsidiary, Advanced Telemarketing Corporation ("Advanced"), which now operates under the tradename ATC Communications, accounted for 100% of the Company's consolidated revenues from both continuing and discontinued operations for each of the years ended June 30, 1997, 1996 and 1995. Management believes this shift in strategy has enabled the Company to grow revenues and improve operating results, while positioning the Company to compete effectively as a provider of telecommunications-based marketing and information services.

ITEM 2. PROPERTIES

     The Company's principal executive offices in Dallas, Texas are occupied pursuant to a lease expiring November 30, 2001 and contain approximately 4,170 square feet. The Company's operational and administrative headquarters are located in a 23,333 square foot building in Irving, Texas which is leased by the Company. This lease expires on December 31, 2003.

     The Company currently performs its services in 18 call centers in the six facilities listed below. All of the Company's call center facilities are occupied pursuant to various lease arrangements, except the Chicago facility, which is owned by the client and is occupied by the Company at the client's expense. The leases at the Dallas, Texas, Garland, Texas and San Francisco, California locations expire on June 30, 1998 and at the Irving, Texas facilities on December 31, 2003. The Company believes it can extend the leases at these locations or relocate the facilities at terms comparable with its current lease obligations. As of September 12, 1997, the Company operated the following call center facilities:

                             CALL CENTER FACILITIES

                                                                 CURRENT
                                            SQUARE               EQUIPPED
       LOCATION                             FOOTAGE            WORKSTATIONS
----------------------------                -------            ------------
Chicago, Illinois                               N/A                   69
Dallas, Texas                                90,000                1,237
Garland, Texas                               12,963                  222
Irving, Texas (2 facilities)                 83,825                1,535
San Francisco, California                    32,616                  175
                                            -------                -----
                                            219,404                3,238
                                            =======                =====

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock, $.01 par value per share (the "Common Stock"), trades on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "ATCT". As of September 12, 1997, there were approximately 21,806,554 shares of Common Stock outstanding held by approximately 764 holders of record.

     The table below lists the range of high and low bids for the Company's Common Stock as reported by the Nasdaq NMS for the two-year period ended June 30, 1997 and the subsequent interim period.

         Fiscal Year 1996                High               Low
         ----------------                ----               ---
         First Quarter                   3  7/8             2 1/4

         Second Quarter                  6                  2 15/16

         Third Quarter                   9  5/8             4 3/4

         Fourth Quarter                 15  3/4             8 3/8

         Fiscal Year 1997                High               Low
         ----------------                ----               ---
         First Quarter                  19 3/4             11 1/4

         Second Quarter                 26 1/4             11 3/8

         Third Quarter                  15                  5

         Fourth Quarter                  6 5/8              2 9/16

         Fiscal Year 1998                High               Low
         ----------------                ----               ---
         First Quarter                   5 1/4              3 7/8
         (through September 12, 1997)

     The above quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions.

DIVIDENDS

     To date, the Company has not declared a cash dividend on its Common Stock. The Company intends to retain any earnings for use in the operation and expansion of its business, and therefore does not anticipate declaring a cash dividend in the foreseeable future. The Company has accrued an annual dividend of $0.36 per share on its 29,778 outstanding shares of Series B Preferred Stock. Pursuant to Advanced's working capital line of credit and equipment term loan credit agreements, Advanced is restricted in its ability to pay dividends to ATC.

ITEM 6. SELECTED FINANCIAL DATA

     The table below sets forth certain selected consolidated financial data for the Company and its subsidiaries for the last five years. This information should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included elsewhere herein.

                                                            YEAR ENDED JUNE 30,
                                 ------------------------------------------------------------------------
                                      1997           1996           1995          1994           1993
                                 ------------------------------------------------------------------------
Revenues(1)                      $ 97,629,300   $ 94,313,886   $ 61,353,999   $ 37,447,381   $ 17,828,764

Income (loss) from
continuing operations            $  2,881,610   $ 10,177,313   $  2,754,628   $  1,338,588   $   (938,686)

Net income(2)                    $  1,429,468   $  5,850,128   $  1,335,383   $  2,995,604   $  1,182,219 (3)

Net income (loss) from
continuing operations per
weighted common share            $       0.06   $       0.25   $       0.06   $       0.02   $      (0.07)(4)

Total assets                     $ 41,222,786   $ 37,780,182   $ 25,356,630   $ 24,261,190   $ 13,833,669

Long-term obligations
(including capitalized leases)   $  4,753,613   $  2,455,022   $  3,578,584   $  3,141,558   $  1,337,534

Total liabilities                $ 12,601,525   $ 18,338,406   $ 13,119,896   $ 13,249,271   $  8,883,925

Weighted average number of
common shares outstanding:

   Primary                         22,149,692     21,177,186     18,441,214     13,685,286     13,294,442

   Fully Diluted                   22,181,831     21,305,314     18,616,991     13,728,070     13,294,442

---------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As discussed above, prior to June 30, 1995, the Company sold substantially all of the assets relating to two of its three business segments and, as a result of such dispositions, discontinued the operations of the two business segments. Accordingly, in order for the financial data to be comparable, the net financial results of the two discontinued business segments are reflected as a single line item, "Income (loss) from operations of discontinued business segments, net of applicable taxes." The following narrative discusses only the operations of the Company's remaining business segment, which provides outsourced telecommunications-based marketing, customer service and call center management services.

The following table sets forth statements of income data as a percentage of revenues for the periods indicated:

                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
                                                         1997    1996    1995
                                                         -----    -----    -----
Revenues                                                 100.0%   100.0%   100.0%

Cost of services                                          69.9%    67.0%    70.3%
                                                         -----    -----    -----
Gross margin                                              30.1%    33.0%    29.7%

Selling, general and administrative expenses              23.4%    19.1%    21.6%

Depreciation and amortization                              3.7%     3.1%     3.6%
                                                         -----    -----    -----
     Total expenses                                       27.1%    22.2%    25.2%
                                                         -----    -----    -----
Income from continuing operations                          3.0%    10.8%     4.5%

Interest expense                                           0.6%     0.9%     1.5%

Interest income                                            0.1%     0.1%     0.1%
                                                         -----    -----    -----
Income from continuing operations before income taxes      2.4%    10.0%     3.1%

Income tax expense                                         1.0%     3.8%     0.7%
                                                         -----    -----    -----
Income from continuing operations                          1.5%     6.2%     2.4%

Income (loss) from operations of discontinued business
segments, net of applicable taxes                            -        -     (0.2%)
                                                         -----    -----    -----
     Net income                                            1.5%     6.2%     2.2%
                                                         =====    =====    =====

FISCAL 1997 VS. FISCAL 1996

     The Company earned net income from continuing operations of $1,429,468, or 1.5% of revenues of $97,629,300, for the fiscal year ended June 30, 1997, versus net income from continuing operations of $5,850,128, or 6.2% of revenues of $94,313,886, earned in fiscal 1996.

     Revenues increased $3,315,414, or 3.5%, to $97,629,300 during the fiscal year ended June 30, 1997 over revenues generated in fiscal 1996 of $94,313,886. This revenue growth is the result of the addition of new clients and was offset by decreases in the volume of services provided to certain of the Company's existing clients. Approximately 44% of the revenues earned by the Company during fiscal 1997 and fiscal 1996 originated from one of the Company's existing clients. During the fourth quarter of fiscal 1997, the percentage of the Company's revenue derived from this client declined to approximately 31% as a result of reduced volumes and delays in certain of the client's programs while the client reevaluated and reorganized the management of its teleservices efforts.

     The Company is continuing its strategy to secure recurring revenues from long-term relationships with targeted, large corporate clients which use telecommunications strategies as an integral, ongoing element in their marketing and customer service programs. The Company continues to perform project-based business for certain of its clients, and there can be no assurance that these clients will continue existing projects or provide new ones.

     For the fiscal year ended June 30, 1997, gross profit earned on revenues decreased $1,802,106, or 5.8%, from fiscal 1996. The decrease in gross profit is due to: (i) additional costs associated with the implementation of new internal reporting systems; and (ii) lower capacity utilization resulting from the decline in service volumes with the Company's largest client and a change in business mix which resulted in decreased operating efficiencies. Management is continuing its efforts to improve operating efficiencies while maintaining the Company's high quality standards. For fiscal 1997, gross margin as a percentage of revenues was 30.1% versus 33.0% for fiscal 1996.

     Selling, general and administrative ("SG&A") expenses increased $4,812,033, or 26.7%, in fiscal 1997 as compared to fiscal 1996. This increase in expenses is primarily the result of the addition of personnel and infrastructure in anticipation of expected revenue growth. In response to slower than expected revenue growth, the Company initiated an aggressive expense reduction program, in the fourth quarter of fiscal 1997, to match expenses with future expected revenue levels. The increase in SG&A expenses is also due in part to approximately $1,175,000 in non-recurring charges and management transition expenses. SG&A expenses as a percentage of revenues increased to 23.4% in fiscal 1997 from 19.1% in fiscal 1996.

     The increase in depreciation and amortization expense of $681,564, or 23.2%, for fiscal 1997 over fiscal 1996 is primarily the result of expansion in the Company's operating capacity and new internal systems in fiscal 1997. Despite the increase in whole dollars, the impact of the expansion on depreciation and amortization expense was mitigated somewhat by the increase in revenues. As a percentage of revenues, depreciation and amortization expense for fiscal 1997 was 3.7% versus 3.1% for fiscal 1996.

     For the fiscal year ended June 30, 1997, net interest expense decreased $261,225, or 34.4%, as compared to fiscal 1996 due primarily to an increase in interest expense in the prior fiscal year related to the write-off of approximately $170,000 in unamortized fees associated with the Company's previous banking relationship and lower utilization of the Company's working line of credit.

     For the 1997 fiscal year, the Company's effective tax rate was approximately 40.0%. In fiscal 1996, the Company's effective tax rate was 37.9%. The increase in the Company's effective tax rate was primarily due to additional income-based state taxes paid.

FISCAL 1996 VS. FISCAL 1995

     The Company earned net income from continuing operations of $5,850,128, or 6.2% of revenues of $94,313,886, for the fiscal year ended June 30, 1996 versus net income from continuing operations of $1,444,612, or 2.4% of revenues of $61,353,999, earned in fiscal 1995.

     Revenues increased $32,959,887, or 53.7%, to $94,313,886 during the fiscal year ended June 30, 1996 over revenues generated in fiscal 1995 of $61,353,999. This revenue growth resulted from the addition of new clients and increases in the volume of services provided to the Company's existing clients. Approximately 44% of the revenues earned by the Company during fiscal 1996 emanated from one of the Company's existing clients; however, with the addition of new clients and increased business volumes with other clients, the percentage of the Company's revenues generated by this client decreased from the approximately 53% this client represented in fiscal 1995.

     For the fiscal year ended June 30, 1996, gross profit earned on revenues increased $12,910,919, or 70.8%, from fiscal 1995. The increase in gross profit was due in part to increased revenues; however, the improvement in gross profit was also attributable to increased operating efficiencies which increased gross margin as a percentage of revenues. For fiscal 1996, the gross margin as a percentage of revenues was 33.0% versus 29.7% for fiscal 1995. This improvement in operating efficiencies also resulted from: (i) the renegotiation of the Company's telecommunications tariff; (ii) economics of scale derived from the increased revenue base; and (iii) management's ongoing efforts to enhance capacity utilization.

     SG&A expenses, increased $4,789,001, or 36.2%, in fiscal 1996 as compared to fiscal 1995. This increase in expenses arose primarily from: (i) additional personnel and infrastructure necessary to support the Company's revenue growth;
(ii) increased costs associated with the recruitment and training of personnel; and (iii) sales commissions associated with increased revenues. As a result of management's efforts to improve operating efficiencies while maintaining the Company's high quality standards in an atmosphere of revenue and capacity growth, SG&A expenses as a percentage of revenues decreased to 19.1% in fiscal 1996 from 21.6% in fiscal 1995.

     The increase in depreciation and amortization expense of $699,233, or 31.2%, for the fiscal year ended June 30, 1996 over fiscal 1995 was primarily the result of the expansion of the Company's operating capacity in fiscal 1995 and fiscal 1996. Despite the increase in whole dollars, the impact of the expansion on depreciation and amortization expense was mitigated by the increase in revenues. As a percentage of revenues, the expense for fiscal 1996 was 3.1% versus 3.6% for fiscal 1995.

     For the fiscal year ended June 30, 1996, net interest expense decreased $99,236, 11.6%, as compared to fiscal 1995 despite the write-off of approximately $170,000 in unamortized fees associated with its previous banking relationship. Several factors contributed to this decrease in net interest expense:

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

     (c) During fiscal 1996, the Company paid off an unsecured note payable which contained a provision offering a discount if the note was paid in a timely manner. Thus in fiscal 1996, the Company recognized approximately $61,000 in interest expense reduction due to the pay-off of the note payable in a timely fashion.

     For fiscal 1996, the Company's effective tax rate was approximately 37.9%. In fiscal 1995, the Company earned certain tax credits which significantly reduced the impact of income taxes to an effective tax rate of 23.8%. The federal programs which created these tax credits expired on December 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been cash flow from operating activities and available borrowing capacity under credit facilities. The following table sets forth certain information from the Company's statement of cash flows for the periods indicated.

                                                                YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                          1997          1996           1995
                                                      -----------------------------------------
Net cash provided by operating activities             $ 4,066,511    $   732,415    $ 5,279,277

Net cash used in investing activities                  (3,247,985)    (2,520,627)    (4,455,848)

Net cash provided by (used in) financing activities    (1,909,402)     1,030,744     (3,508,333)
                                                      -----------    -----------    -----------
   Net decrease in cash and cash equivalents          $(1,090,876)   $  (757,468)   $(2,684,904)
                                                      ===========    ===========    ===========

     During fiscal 1997, net cash provided by operating activities increased $3,334,096, or 455.2%, over fiscal 1996, primarily due to the decrease in and collection of accounts and notes receivable.

     Cash used in investing activities has been expended for equipment and other capital to support expansion of the Company's operations, including additions to the Company's telephone and data management systems. During the last three fiscal years, the Company has added approximately 1,766 workstations. Capital expenditures during this period totaled $11,145,078 and have been funded with proceeds from bank borrowings and excess cash from operations.

     Financing activities have included borrowing activity under the Company's credit facilities, securing capital lease obligations and the exercise of stock options.

     During fiscal 1994, the Company secured a $15 million working capital financing facility and a $1.5 million equipment term loan with a major bank to meet the working capital needs created by the Company's growth. During the quarter ended March 31, 1996, the Company refinanced both the $1.5 million equipment term loan and the $15 million working capital financing facility with a new major bank on terms and conditions more favorable to the Company (the "Credit Facility"). At June 30, 1997, the Credit Facility had a zero balance.

     The Credit Facility contains various covenants which limit, among other things, the operating subsidiary's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiary to meet certain financial covenants. Similarly, under the terms of the guaranty arrangement, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on the operating subsidiary's accounts receivable, furniture and equipment, and are guaranteed by the Company.

     The Company intends to use funds generated from future operations and available credit under the Credit Facility to meet normal operating needs as well as fund planned capital expenditures for the first half of fiscal 1998.

     At June 30, 1997, the Chairman of the Company had outstanding borrowings and accrued interest of approximately $3,539,779. The borrowing bears 6% annual interest, is due in full on June 30, 1998 and is secured by collateral pledged by Codinvest Limited, the Company's largest shareholder of record. Interest income from the receivable amounted to approximately $78,935 in fiscal 1997.

     The Company operates in a dynamic, fast-growing industry. As the Company grows, additional call center facilities will be needed and such facilities will require furniture, equipment and technology that meet or exceed the quality standards of its existing facilities. Currently, the Company is pursuing a new site strategy focused on smaller call centers outside of the Dallas labor market which management believes should result in lower operating expenses. The Company may have to secure additional financing for these capital needs as its current commitments and cash flow may be inadequate. Although no assurances can be made in this regard, management anticipates that, based on the Company's ability to secure such financing to date, the Company should be able to secure debt or equity funding for such future capital equipment needs.

     In addition to traditional internal growth strategies, management is currently pursuing opportunities for growth through the acquisition of other call center companies. Management believes that any acquisition candidate would fit with the Company's corporate and operating strategies.

     The Company believes its shares of Common Stock are currently undervalued. In April 1997, the Company's Board of Directors authorized management to pursue the implementation of a stock repurchase program for the repurchase of up to five million shares of the Company's common stock on the open market and through privately negotiated transactions. To date, the Company has used available cash flow to purchase 355,000 shares at an average cost of $3.98 per share. The Company anticipates that any future purchases of shares as part of this repurchase program will be funded by available cash flow and borrowings under its working capital credit facility. The Company may also secure additional debt financing in order to fund such purchases.

     Management knows of no trends or uncertainties other than those mentioned above which are expected to have a material favorable or unfavorable impact on operating results.

OUTLOOK AND UNCERTAINTIES

     Certain information in this Form 10-K may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by use of the terminology "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue, or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, they can give no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, some of which are summarized in this section.

     The Company does not generally provide forecasts of potential future financial performance or operating results. While the Company's management is optimistic about the Company's future prospects, the following issues and uncertainties, among others, should be considered in evaluating those prospects.

     RELIANCE ON MAJOR CLIENTS. A significant portion of the Company's revenues is derived from relatively few clients. In fiscal 1997, approximately 44% of the Company's revenues originated from one client and approximately 63% were attributable to the Company's two largest clients; in fiscal 1996, approximately 44% of the Company's revenues were attributable to one principal client and approximately 55% were derived from two clients. The general risk of reliance on one or a few major clients includes a number of more specific business risks that may adversely impact the provider's ability to derive revenue from the client, including without limitation: the risk that a client unilaterally decides to curtail or terminate marketing programs; the risk that service or billing disputes may adversely impact the client's desire to utilize the provider's services; the risk that the customer may decide to reduce the number of providers of the subject services or otherwise consolidate its operations; and the risk that financial, competitive or operational pressures on the client may inhibit its ability to purchase services from outside providers or prompt the client to negotiate lower fees for services provided. As a result of the reorganization of its teleservicing efforts, subsequent to June 30, 1997, the Company's largest client negotiated a price reduction in certain of its programs. Most of the Company's contracts are terminable on short notice. Although the Company believes its relations with major clients are good, the loss of one or more of these clients could have a material adverse effect on the Company.

     DEPENDENCE ON OUTSOURCING TREND AND INDUSTRIES SERVED. The Company's growth is dependent in part on continued demand for the Company's services prompted by the trend toward outsourcing, as well as continued demand from the industries served by the Company. If the interest in outsourcing wanes or there is a significant downturn in the telecommunications, financial services, cable/Internet, government, utilities or other industries, the Company could be materially and adversely affected.

     GOVERNMENT REGULATION. The Company's business has become subject to an increasing amount of state and federal regulation over the past several years. While the nature of much of the Company's business (inbound telephone calls placed by the consumer to the Company) does not raise regulatory compliance issues, no assurance can be given that additional federal or state consumer-oriented legislation will not limit the business activities of the Company or its clients or increase the cost of compliance. See "Business -- Governmental Regulations."

     COMPETITION. The telecommunications-based marketing, customer service and call center management services industry is highly competitive and highly fragmented. The Company competes with numerous independent firms as well as the in-house operations of many of its clients or potential clients. The Company competes with direct mail, television, radio and other advertising media, and advances in new forms of direct marketing, such as interactive home shopping through television, computer networks and other media could also compete with the Company's services and have a material adverse effect on the demand for the Company's services.

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

     TELEPHONE SERVICE DEPENDENCE. The Company's business is materially dependent upon service provided by various local and long distance telephone companies. Rate increases that the Company is unable to pass on to its clients or interruptions in service would materially and adversely affect the Company's business.

     POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company could experience quarterly variations in revenues and operating income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional SG&A expenses to acquire and support such new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely materially and adversely affect the Company's operating results for that quarter. Historically, revenue growth has tended to minimize any effects of seasonality on the Company's business. However, the Company's business tends to be slower in the first and third quarters due to client marketing programs which are typically slower in the post-holiday and summer months.

     OTHER UNCERTAINTIES. Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific contexts. The Company is, of course, also subject to general economic risks, dependence on key personnel and other risks and uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-18 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     This information will be contained in the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     This information will be contained in the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     This information will be contained in the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information will be contained in the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

3.4 Certificate of Amendment of NRP Inc. to reflect change of name to ATC Communications Group, Inc. (Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1996.)

3.5 Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1 Registration Statement - File No. 33-6268).

3.6 Amendment to Bylaws of Kenneth Resources, Inc. (Incorporated by reference from Company's Amendment No. 1 to Form S-1 Registration Statement - File No. 33-6268).

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

10.17 Loan and Security Agreement dated February 8, 1996 among Advanced Telemarketing Corporation and Bank One, Texas, N.A. (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1996).

10.18 Unconditional Guaranty Agreement dated February 8, 1996 among NRP Inc. and Bank One, Texas, Leasing Corporation (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1996).

10.19 Promissory Note dated September 16, 1997 among Michael G. Santry and ATC Communications Group, Inc. (filed herewith).

10.20 Stock Pledge Agreement dated September 16, 1997 among Codinvest Limited and ATC Communications Group, Inc. (filed herewith).

27.1   Financial Data Schedule (filed herewith).

ITEM 21. SUBSIDIARY OF COMPANY

     The Company, as of June 30, 1997, had the following operating subsidiary:

     Name                                 State of Incorporation    Percentage Ownership
     ----                                 ----------------------    --------------------
     Advanced Telemarketing Corporation           Nevada                    98.6%
     (d/b/a ATC Communications)

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

                                       ATC COMMUNICATIONS GROUP, INC.
                                       (The Registrant)



Dated:   September 26, 1997            By: /s/ Arthur Chavoya
                                           -----------------------------------
                                           Arthur Chavoya
                                           President and Chief Executive
                                           Officer, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:   September 26, 1997            By: /s/ Michael G. Santry
                                           -----------------------------------
                                           Michael G. Santry, Director


Dated:   September 26, 1997            By: /s/ Patrick V. Stark
                                           -----------------------------------
                                           Patrick V. Stark, Director


Dated:  September 26, 1997             By: /s/ Jerry L. Sims, Jr.
                                           -----------------------------------
                                           Jerry L. Sims, Jr., Controller and
                                           Director


Dated:  September 26, 1997             By: /s/ Darryl D. Pounds
                                           -----------------------------------
                                           Darryl D. Pounds,  Director


Dated:  September 26, 1997             By: /s/ J. Michael Allred
                                           -----------------------------------
                                           J. Michael Allred, Director


Dated:  September 26, 1997             By: /s/ J. Frank Mermoud
                                           -----------------------------------
                                           J. Frank Mermoud, Director


Dated:  September 26, 1997             By:
                                           -----------------------------------
                                           David Malcolm, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))


                                                                           Page
                                                                           ----
Report of Independent Accountants                                          F-2

Consolidated Statements of Income for the Years Ended
     June 30, 1997, 1996, and 1995                                         F-3

Consolidated Balance Sheets at June 30, 1997 and 1996                      F-4

Consolidated Statements of Shareholders' Equity for the Years
     Ended June 30, 1997, 1996, and 1995                                   F-6

Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1997, 1996, and 1995                                         F-7

Notes to Consolidated Financial Statements                                 F-8

Schedule II - Valuation and Qualifying Accounts for the Years Ended
     June 30, 1997, 1996, and 1995                                         F-18

     All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of ATC Communications Group, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ATC Communications Group, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Dallas, Texas
September 29, 1997

                         ATC COMMUNICATIONS GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995


                                                                1997           1996           1995
                                                            ------------   ------------   ------------
Revenues                                                    $ 97,629,300   $ 94,313,886   $ 61,353,999

Cost of services, excluding depreciation and
amortization shown below                                      68,281,841     63,164,321     43,115,353
                                                            ------------   ------------   ------------
Gross margin                                                  29,347,459     31,149,565     18,238,646

Selling, general and administrative expenses                  22,847,197     18,035,164     13,246,163

Depreciation and amortization                                  3,618,652      2,937,088      2,237,855
                                                            ------------   ------------   ------------
     Total expenses                                           26,465,849     20,972,252     15,484,018
                                                            ------------   ------------   ------------
Income from continuing operations                              2,881,610     10,177,313      2,754,628

Interest expense (Notes 3, 4, and 5)                             616,810        852,743        945,501

Interest income (Note 8)                                         119,218         93,926         87,448
                                                            ------------   ------------   ------------
Income from continuing operations before income taxes          2,384,018      9,418,496      1,896,575

Income tax expense (Note 9)                                      954,550      3,568,368        451,963
                                                            ------------   ------------   ------------
Income from continuing operations                              1,429,468      5,850,128      1,444,612

Income (loss) from operations of discontinued business
segments, net of applicable taxes (Notes 8 and 14)                     -              -       (109,229)
                                                            ------------   ------------   ------------
     Net income                                             $  1,429,468   $  5,850,128   $  1,335,383
                                                            ============   ============   ============

Earnings per common and common equivalent share (Note 7):

Income from continuing operations                           $       0.06   $       0.25   $       0.06

Income (loss) from discontinued operations                             -              -   ($      0.01)
                                                            ------------   ------------   ------------
     Net income                                             $       0.06   $       0.25   $       0.05
                                                            ============   ============   ============

Weighted average common and common equivalent shares outstanding (Note 7):

     Primary                                                  22,149,692     21,177,186     18,441,214
                                                            ============   ============   ============
     Fully-diluted                                            22,181,831     21,305,314     18,616,991
                                                            ============   ============   ============

                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996


ASSETS                                                         1997          1996
                                                            -----------   -----------
Current assets:
      Cash and cash equivalents                             $   632,826   $ 1,723,702
      Accounts receivable - trade, less allowance for
           doubtful accounts of $73,826 in 1997 and
           $175,016 in 1996                                  14,527,440    21,699,793
      Notes receivable:
           Related parties (Note 8)                           3,809,658       680,711
           Other                                                157,693       144,717
      Current deferred tax asset (Note 9)                     3,037,066       506,539
      Other current assets                                      763,361       292,632
                                                            -----------   -----------
           Total current assets                              22,928,044    25,048,094

Property and equipment (Notes 2 and 5):
      Equipment                                              16,154,352    12,578,293
      Furniture and fixtures                                  5,205,110     4,311,663
      Purchased software                                      1,299,546       829,979
                                                            -----------   -----------
                                                             22,659,008    17,719,935
      Accumulated depreciation and amortization               8,211,046     6,912,196
                                                            -----------   -----------
                                                             14,447,962    10,807,739

Cost in excess of net assets acquired, net of accumulated
      amortization of $1,046,475 in 1997 and $970,669 in
      1996 (Notes 2 and 9)                                    1,723,319     1,269,740
Deferred tax assets (Note 9)                                  1,998,531             -
Other assets                                                    124,930       654,609
                                                            -----------   -----------
                                                            $41,222,786   $37,780,182
                                                            ===========   ===========

                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

LIABILITIES AND SHAREHOLDERS' EQUITY                               1997            1996
                                                               ------------    ------------
Current liabilities:
      Revolving line of credit (Note 3)                        $          -    $  2,382,165
      Accounts payable - trade                                      821,187       2,576,068
      Unearned revenues and customer deposits                       573,922       1,072,662
      Other accrued liabilities                                   2,872,596       5,389,319
      Accrued compensation expense                                1,524,954       1,958,413
      Accrued telephone expense                                     659,949       1,129,703
      Current portion of long-term debt                           1,395,304       1,156,547
                                                               ------------    ------------
           Total current liabilities                              7,847,912      15,664,877

Long-term debt (Note 4)                                           4,753,613       2,455,022
Deferred tax liability (Note 9)                                           -         218,507
Commitments and contingencies (Notes 5 and 10)                            -               -

Shareholders' equity (Notes 6 and 12):
      Preferred stock, $.01 par  value, 1,000,000 shares
           authorized; 29,778 convertible, $.36 cumulative
           Series B shares ($107,200 aggregate liquidation
           preference) issued and outstanding in 1997 and
           1996 and 840,000 convertible, $.11 cumulative
           Series C shares ($3,074,400 aggregate liquidation
           preference) issued and outstanding in 1996                   298           8,698
      Common stock, $.01 par value, 27,500,000 shares
           authorized; 21,793,122 and 15,032,161 shares
           issued and outstanding in 1997 and 1996,
           respectively                                             217,931         150,322
      Treasury stock                                               (420,921)         (7,448)
      Additional paid-in capital                                 18,204,685      10,100,404
      Retained earnings                                          10,619,268       9,189,800
                                                               ------------    ------------
           Total shareholders' equity                            28,621,261      19,441,776
                                                               ------------    ------------
                                                               $ 41,222,786    $ 37,780,182
                                                               ============    ============

                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                    Preferred Stock                                       Common Stock
                     ----------------------------------------------------------    ---------------------------
                              Series B                       Series C
                     ---------------------------   ----------------------------
                                        Par                            Par                            Par           Treasury
                        Shares         Value          Shares          Value          Shares          Value           Stock
                     ------------   ------------   ------------    ------------    ------------   ------------   ------------
BALANCE AT
JUNE 30, 1994              29,778   $        298        840,000    $      8,400      13,563,361   $    135,634   $          -

 Cash dividend
 paid on
 preferred stock                -              -              -               -               -              -              -
 Net Income                     -              -              -               -               -              -              -
 Treasury stock
 purchased                      -              -              -               -               -              -         (7,448)
                     ------------   ------------   ------------    ------------    ------------   ------------   ------------
BALANCE AT
JUNE 30, 1995              29,778            298        840,000           8,400      13,563,361        135,634         (7,448)

 Cash dividend
 paid on
 preferred stock                -              -              -               -               -              -              -
 Net Income                     -              -              -               -               -              -              -
 Exercise of stock
 options                        -              -              -               -       1,468,800         14,688              -
 Tax benefit of
 stock options
 exercised                      -              -              -               -               -              -              -
                     ------------   ------------   ------------    ------------    ------------   ------------   ------------
BALANCE AT
JUNE 30, 1996              29,778            298        840,000           8,400      15,032,161        150,322         (7,448)

 Conversion of
 preferred stock                -              -       (840,000)         (8,400)      4,200,000         42,000              -
 Net Income                     -              -              -               -               -              -              -
 Purchase of
 subsidiary
 minority interest              -              -              -               -         526,032          5,260              -
 Exercise of stock
 options                        -              -              -               -       2,034,929         20,349              -
 Treasury stock                 -              -              -               -               -              -       (413,473)
 purchased
 Tax benefit of
 stock options
 exercised                      -              -              -               -               -              -              -
                     ------------   ------------   ------------    ------------    ------------   ------------   ------------
BALANCE AT
JUNE 30, 1997              29,778   $        298              -             $ -      21,793,122   $    217,931   $   (420,921)
                     ============   ============   ============    ============    ============   ============   ============

                       Additional      Retained         Total
                        Paid-In        Earnings      Shareholders'
                        Capital        (Deficit)        Equity
                     ------------    ------------    ------------
BALANCE AT
JUNE 30, 1994        $  8,657,058    $  2,210,529    $ 11,011,919

 Cash dividend
 paid on
 preferred stock                -        (103,120)       (103,120)
 Net Income                     -       1,335,383       1,335,383
 Treasury stock
 purchased                      -               -          (7,448)
                     ------------    ------------    ------------
BALANCE AT
JUNE 30, 1995           8,657,058       3,442,792      12,236,734

 Cash dividend
 paid on
 preferred stock                -        (103,120)       (103,120)
 Net Income                     -       5,850,128       5,850,128
 Exercise of stock
 options                  482,591               -         497,279
 Tax benefit of
 stock options
 exercised                960,755               -         960,755
                     ------------    ------------    ------------
BALANCE AT
JUNE 30, 1996          10,100,404       9,189,800      19,441,776

 Conversion of
 preferred stock          (33,600)              -               -
 Net Income                     -       1,429,468       1,429,468
 Purchase of
 subsidiary
 minority interest        540,526               -         545,786
 Exercise of stock
 options                2,134,364               -       2,154,713
 Treasury stock                 -               -        (413,473)
 purchased
 Tax benefit of
 stock options
 exercised              5,462,991               -       5,462,991
                     ------------    ------------    ------------
BALANCE AT
JUNE 30, 1997        $ 18,204,685    $ 10,619,268    $ 28,621,261
                     ============    ============    ============

                             See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                   1997            1996            1995
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                                 $  1,429,468    $  5,850,128    $  1,335,383
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                              3,618,652       2,937,088       2,237,855
       Other                                                         16,404         (60,174)         46,912
       Changes in operating assets and liabilities:
          Accounts and notes receivable -- related parties       (3,128,947)        326,759        (630,459)
          Accounts and notes receivable -- other                  7,159,377     (13,799,138)        747,766
          Other current assets                                     (470,729)        (38,269)         84,297
          Deferred taxes                                            715,423         190,512         274,342
          Assets held for sale                                            -               -          27,867
          Other assets                                              400,420         150,402        (534,457)
          Accounts payable                                       (1,754,881)       (447,648)        994,770
          Unearned revenues                                        (498,740)         72,693         780,314
          Accrued liabilities                                    (3,419,936)      5,601,089        (110,755)
          Accrued interest                                                -         (51,027)         25,442
                                                               ------------    ------------    ------------
       Net cash provided by operating activities                  4,066,511         732,415       5,279,277

Cash flows from investing activities:
    Capital expenditures                                         (3,247,985)     (2,695,627)     (5,201,466)
    Proceeds from sale of assets                                          -         175,000         745,618
                                                               ------------    ------------    ------------
       Net cash used in investing activities                     (3,247,985)     (2,520,627)     (4,455,848)

Cash flows from financing activities:
    Proceeds (payments on) from line of credit, net              (2,382,165)      2,382,165      (3,551,278)
    Proceeds from long-term debt                                          -               -         841,073
    Payments on long-term debt                                     (333,332)     (1,147,862)       (150,401)
    Payments on capital lease obligations                          (935,145)       (700,838)       (647,727)
    Proceeds from exercise of stock options                       2,154,713         497,279               -
    Purchases of treasury stock                                    (413,473)              -               -
                                                               ------------    ------------    ------------
       Net cash provided by (used in) financing activities       (1,909,402)      1,030,744      (3,508,333)

Net decrease in cash and cash equivalents                        (1,090,876)       (757,468)     (2,684,904)
Cash and cash equivalents at beginning of year                    1,723,702       2,481,170       5,166,074
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $    632,826    $  1,723,702    $  2,481,170
                                                               ============    ============    ============

Supplemental information on non-cash transactions:
    Capital lease obligations entered into                     $  3,805,826    $    210,477    $  1,586,067
    Tax benefit of stock options exercised                        5,462,991         960,755               -
Supplemental disclosure of cash paid for income taxes             3,170,634       1,327,507         107,355

                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

1.  ORGANIZATION AND ACQUISITIONS

    ATC Communications Group, Inc. ("ATC" or the "Company"), formerly NRP Inc., was incorporated in 1985. Through its subsidiary, ATC provides outsourced telecommunications-based marketing, customer service and call center management services to large U.S. corporations in a variety of industries. Prior to the disposition of the assets of its other business segments, ATC also engaged in mail list management and brokerage services. (See Note 14.
    - "Disposition of Assets").

    At June 30, 1997, ATC had the following operating subsidiary:

                                                                    Percent        Principal
    Name                           Date acquired     Owned by      Ownership   business activity
    --------------------------------------------------------------------------------------------
    Advanced Telemarketing         April 1988           ATC          98.6%        Call center
    Corporation (d/b/a ATC                                                        management
    Communications) ("Advanced")

    During fiscal 1997, the Company increased its ownership in Advanced through the purchase of additional shares of Advanced common stock paid for by the issuance of 526,032 shares of the Company's Common Stock. The Company recognized approximately $529,000 of cost in excess of net assets acquired as a result of these transactions. The minority ownership is not separately disclosed in the Company's financial statements due to the immateriality of such balances.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of ATC and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUES. Revenues are recognized as services are performed. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

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

    RECLASSIFICATIONS. Certain prior year balances have been reclassified to conform with the 1997 presentation.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximate their recorded values.

    CONCENTRATION OF CREDIT RISK. The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues (See Note 11).

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

    ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. In fiscal 1997, the Company adopted SFAS No. 123 on a disclosure basis only. As such, implementation of SFAS No. 123 did not impact the Company's consolidated balance sheet or results of operations.

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

    EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued FAS No. 128 ("SFAS 128). The Company will adopt SFAS 128, which establishes standards for computing and presenting earnings per share ("EPS"), in the second quarter of fiscal 1998. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while dilutive EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. If the Company had computed net EPS in accordance with the provisions of SFAS 128, basic EPS would have been $.0.07, $0.38, and $0.07 for the years ended June 30, 1997, 1996 and 1995, respectively. Weighted average shares outstanding under the basic EPS computation would have been 18,075,603, 13,890,616 and 13,561,007 for the years ended June 30, 1997, 1996 and 1995, respectively. Diluted EPS would not have been significantly different from the reported fully diluted EPS.

    COMPREHENSIVE INCOME. In June 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginnning after December 15, 1997. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

3.  REVOLVING LINE OF CREDIT

    Revolving line of credit at June 30, 1997 and 1996, is summarized below:

                                                                             1997         1996
                                                                          ----------   ----------
    Revolving line of credit by Advanced of up to $15,000,000 with a commercial bank at 0.50% over the bank's prime rate (effective rate of 9.00% at June 30, 1997) secured by Advanced's accounts
    receivable,  furniture and equipment and expiring in January 1999     $        -   $2,382,165
                                                                          ---------    ----------
                                                                          $        -   $2,382,165
                                                                          ==========   ==========

4.   LONG-TERM DEBT

     Long-term debt at June 30, 1997 and 1996, is summarized below:

                                                                                     1997           1996
                                                                                 -----------    -----------
    Note payable to a commercial bank of $1,000,000 due in monthly payments beginning March 1, 1996 equal to 1/36th of the principal amount outstanding on such date plus interest at a rate of 0.75%
    over the bank's prime rate (9.25% at June 30, 1997), with a maturity
    date of January 1999; collateralized by Advanced's furniture and equipment   $   555,556    $   888,889

    Capital equipment lease obligations by Advanced, payable in installments through January 2002, with interest rates ranging
    from 8.75% to 10.25%  (See Note 5)                                             5,593,361      2,722,680
                                                                                 -----------    -----------
                                                                                   6,148,917      3,611,569
    Less current maturities                                                       (1,395,304)    (1,156,547)
                                                                                 -----------    -----------
                                                                                 $ 4,753,613    $ 2,455,022
                                                                                 ===========    ===========

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

    At June 30, 1997, the Company failed to meet the minimum interest coverage ratio required in these agreements. This event of default was subsequently waived by the bank. The note payable and the revolving line of credit are guaranteed by ATC. The guaranty agreement limits ATC's ability to incur indebtedness, enter into guaranties and to acquire other companies.

    Future maturities of long-term debt at June 30, 1997 are as follows:

                    Fiscal Years Ending June 30
                    ---------------------------
                              1998                        $ 1,395,304
                              1999                          1,381,284
                              2000                          1,222,146
                              2001                          1,323,281
                       2002 and thereafter                    826,902
                                                          -----------
                                                          $ 6,148,917
                                                          ===========

    The Company paid interest in the amount of $616,810, $903,770 and $920,059 in fiscal 1997, 1996 and 1995, respectively.

5.  LEASES

    Capital leases are included in the accompanying consolidated balance sheet under the following captions at June 30, 1997:

                    Equipment                             $ 5,868,927
                    Less accumulated depreciation            (542,274)
                                                          -----------
                                                          $ 5,326,653
                                                          ===========

    Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at June 30, 1997 are as follows:

                                                     Capital       Operating
             Fiscal Years Ending June 30             Leases         Leases
         -------------------------------------     -----------    -----------
                       1998                        $ 1,510,052    $ 3,908,123
                       1999                          1,510,052      2,684,272
                       2000                          1,468,665      1,963,294
                       2001                          1,459,189      1,869,753
                2002 and thereafter                    851,193      3,368,383
                                                   -----------    -----------

          Total minimum future lease payments      $ 6,799,151    $13,793,825
                                                                  ===========
          Less: amounts representing interest       (1,205,790)
                                                   -----------
         Present value of future lease payments    $ 5,593,361
                                                   ===========

    Rent expense on operating leases for the years ended June 30, 1997, 1996, and 1995 was $4,641,374, $4,413,180, and $2,791,550, respectively.

6.  PREFERRED STOCK

    On June 16, 1994, approximately $3.1 million in short-term debt was converted into 840,000 shares of a newly created Series C Preferred Stock. The Series C Preferred Stock entitled the registered owners to the following rights and preferences: (i) beginning June 30, 1995, preferential cumulative cash dividends at the annual rate of $0.11 per share, (ii) at any time prior to June 30,

    2014, the right to convert each share into shares of Common Stock, $.01 par value, at a conversion ratio of one share of Series C Preferred Stock for five shares of Common Stock, (iii) a liquidation preference of $3.66 per share, (iv) cash dividends on parity with shareholders of Common Stock based on the number of shares of Common Stock into which each share of Series C Preferred Stock is convertible and, (v) the right to a number of votes for each share of Series C Preferred Stock that is equal to the number of shares of Common Stock into which shares of Series C Preferred Stock is convertible.

    During fiscal 1997, the holder of the Series C Preferred Stock exercised the conversion right and exchanged the 840,000 shares of Series C Preferred Stock for 4,200,000 shares of Common Stock.

7.  EPS

    Primary and fully diluted earnings per common share is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants and the assumed conversion of the Company's issued and outstanding preferred stock. A computation of EPS follows:

                                                           1997            1996            1995
                                                       ------------    ------------    ------------
    PRIMARY
    Weighted average shares outstanding                  18,075,603      13,890,616      13,561,007
    Common stock equivalents:
       Dilutive stock options and warrants, net of
            shares assumed repurchased with exercise
            proceeds                                      1,415,089       3,027,014         620,651
       Common Stock assumed issued on
           conversion of dilutive preferred stock         2,659,000       4,259,556       4,259,556
                                                       ------------    ------------    ------------
    Primary shares                                       22,149,692      21,177,186      18,441,214
                                                       ============    ============    ============

    FULLY DILUTED
    Weighted average shares outstanding                  18,075,603      13,890,616      13,561,007
    Common stock equivalents:
        Dilutive stock options and warrants, net of
            shares assumed repurchased with exercise
            proceeds                                      1,447,228       3,155,142         796,428
        Common Stock assumed issued on
            conversion of dilutive preferred stock        2,659,000       4,259,556       4,259,556
                                                       ------------    ------------    ------------
    Fully diluted shares                                 22,181,831      21,305,314      18,616,991
                                                       ============    ============    ============

    Net income from continuing operations              $  1,429,468    $  5,850,128    $  1,444,612
    Less subsidiary income attributable to minority
        interest in the subsidiary's stock and stock
        options  (See Note 12)                             (205,712)       (600,939)       (408,929)
                                                       ------------    ------------    ------------
    Net income from continuing operations
        applicable to common stock                        1,223,756       5,249,189       1,035,683
    Net income (loss) from discontinued operations                -               -        (109,229)
                                                       ------------    ------------    ------------
    Net income applicable to common shareholders       $  1,223,756    $  5,249,189    $    926,454
                                                       ============    ============    ============
    Primary earnings per share                         $       0.06    $       0.25    $       0.05
                                                       ============    ============    ============
    Fully diluted earnings per share                   $       0.06    $       0.25    $       0.05
                                                       ============    ============    ============

8.  OTHER RELATED PARTY TRANSACTIONS

    At June 30, 1997, 1996 and 1995, the Chairman of the Company had outstanding borrowings and accrued interest of approximately $3,539,779, $566,045 and $793,773, respectively. The borrowing bears 6% annual interest, is due in full on June 30, 1998 and is secured by collateral pledged by Codinvest Limited., the Company's largest shareholder of record. Interest income from the receivable amounted to approximately $78,935, $27,200, and $19,000 in 1997, 1996, and 1995, respectively.

    During each of the two years ended June 30, 1996, the Company held a note receivable from Freiburghaus & Partners, S.A. ("F&P"), a shareholder of record. The note bears interest at 11% per annum. At June 30, 1996, the note receivable was paid in full. At June 30, 1995, unpaid principal and accrued interest amounted to $73,696. Interest income from this note amounted to $8,528 and $8,853 in fiscal 1996 and 1995, respectively. In fiscal 1996 and 1995, the Company applied $82,225 and $21,440, respectively, of accrued preferred stock dividends due to F&P towards the note receivable due to ATC.

    At June 30, 1997 and 1996, FEM Inc., a company controlled by a shareholder of the Company, had outstanding borrowings and accrued interest of $198,212 and $27,051, respectively, pursuant to a note receivable to the Company. The note bears 6% annual interest and is due in full on March 31, 1998.

    In August 1994, the Company sold certain of the assets of its list services subsidiaries to an officer of such subsidiaries. See further discussion in
    Note 14.

9.  INCOME TAXES

    The components of the income tax expense (benefit) applicable to continuing operations for the fiscal years ended June 30 are as follows:

                                                           1997           1996          1995
                                                       -----------    -----------   -----------
    Current
      Federal                                          $   127,317    $ 1,894,206       438,475
      State                                                259,580        500,036       107,355
    Deferred                                            (4,747,565)       213,371       (93,867)
                                                       -----------    -----------   -----------
                                                        (4,360,668)     2,607,613       451,963
                                                       -----------    -----------   -----------
    Direct credits to equity related to compensation
    expense for tax purposes in excess of amount
    recognized for financial reporting purposes          5,315,218        960,755             -
                                                       -----------    -----------   -----------
    Total income tax expense per the
    statements of income                               $   954,550    $ 3,568,368   $   451,963
                                                       ===========    ===========   ===========

    A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pre-tax income for the fiscal years ended June 30 are as follows:

                                                           1997           1996          1995
                                                       -----------    -----------   -----------
         Statutory rate                                       34.0%          34.0%         34.0%
         State income tax                                      7.2%           3.5%          4.5%
         Goodwill amortization                                 1.0%           0.3%          1.8%
         Tax credits                                          (5.2%)            -         (15.8%)
         Other                                                 3.0%           0.1%         (0.7%)
                                                       -----------    -----------   -----------
                                                              40.0%          37.9%         23.8%
                                                       ===========    ===========   ===========

    The components of deferred taxes included in the accompanying consolidated balance sheet as of June 30 are as follows:

                                                 1997          1996
                                              ----------    ----------
         Deferred tax assets:
         Accrued expenses                     $  343,020    $  411,493
         Net operating loss carryforwards      5,395,683       665,325
         Tax credits                             125,000             -
                                              ----------    ----------
         Gross deferred tax assets             5,863,703     1,076,818
         Deferred tax liabilities:
         Fixed assets                           (828,106)     (788,786)
                                              ----------    ----------
         Net deferred tax asset               $5,035,597    $  288,032
                                              ==========    ==========

    At June 30, 1997, the Company had net operating loss carryforwards of approximately $15,870,000. Due to an ownership change which took place in a prior year, approximately $1,677,000 of the net operating loss carryforwards are subject to limitations set forth in regulations under the Internal Revenue Code. Under those regulations, future utilization is limited to approximately $279,000 per year.

10. COMMITMENTS AND CONTINGENCIES

    In September 1996, the Company entered into an employment agreement with an officer of the Company through September 2001. The agreement specifies an annual base salary of $400,000 and additional bonus compensation based on the Company's performance and parameters established by the Compensation Committee of the Company's Board of Directors.

    During fiscal 1997, Advanced renegotiated the employment agreement with a former officer of the Company and entered into a consulting agreement with the former officer through December 1998. The agreement specifies a monthly consulting fee of $14,825.

    The Company is party to certain legal proceedings incidental to its business. Certain claims arising in the ordinary course of business have been filed or are pending against the Company. Management believes that the claims are without merit and that the ultimate resolution of such contingencies, for which adequate reserves have been made, will not have a material adverse effect on the financial position or results of operations of the Company

11. MAJOR CLIENTS

    The Company had sales to major clients comprising the following percentages of consolidated revenues for the years ended June 30:


         Customer           1997              1996               1995
         --------         --------          --------           --------
            A                44%               44%                53%
            B                19%               11%                 0%
            C                 9%               10%                 1%
            D                 6%               12%                 2%
            E                 1%                5%                10%

12. STOCK OPTIONS AND WARRANTS

    In February 1993, the Company's shareholders approved the NRP Inc. 1992 Stock Option Plan (the "1992 Plan") which provides for the granting of options to purchase up to a maximum of 3,000,000 shares of Common Stock to key employees, officers, and directors of the Company and its subsidiaries. Options granted pursuant to the 1992 Plan are exercisable for 10 years from the date of grant subject to vesting schedules. The Company may grant additional options at any time prior to December 11, 2002.

    In September 1996, the Company initiated the ATC Communications Group, Inc. 1996 Stock Option and Restricted Stock Plan (the "1996 Plan") which provides for the granting of options to purchase up to a maximum of 2,000,000 shares of Common Stock to key employees, officers and directors of the Company and its operating subsidiary. Options granted pursuant to the 1996 Plan are exercisable for 10 years from the date of the grant subject to vesting schedules. The Company may grant additional options at any time prior to September 2006.

    Information regarding the 1992 Plan and 1996 Plan is summarized below:

                                             1992 Plan               1996 Plan
                                        -------------------     ---------------------
                                                   Weighted                  Weighted
                                                   Average                   Average
                                                   Exercise                  Exercise
                                        Shares      Price        Shares       Price
                                       ---------   --------     ---------    -------
    Outstanding at June 30, 1994       1,140,000    $1.25
    Granted                              225,000    $1.00
    Exercised                                  -
                                       ---------
    Outstanding at June 30, 1995       1,365,000    $1.21
    Granted                            1,312,500    $9.28
    Exercised                           (215,250)   $1.25
                                       ---------
    Outstanding at June 30, 1996       2,462,250    $5.51               -
    Granted                                    -                1,653,000    $11.08
    Exercised                           (322,750)   $1.60               -
    Cancelled                            (42,500)   $6.51               -
                                       ---------                ---------
    Outstanding at June 30, 1997       2,097,000    $6.09       1,653,000    $11.08
                                       =========                =========
    Exercisable at June 30, 1997       1,158,000    $3.66         250,000    $11.61
                                       =========                =========

    The following tables summarize information about stock options outstanding at June 30, 1997:

                                   Options Outstanding               Vested Options
                       ----------------------------------------   --------------------
                           Weighted                    Weighted               Weighted
        Exercise            Average                     Average                Average
          Price            Remaining       Number of   Exercise   Number of   Exercise
          Range        Contractual Life     Shares       Price     Shares       Price
     ---------------   ----------------   ----------   --------   ---------   --------
      $1.00 - $4.00       7.10 years        870,000     $ 1.27     815,000     $ 1.18
      $4.88 - $9.00       9.18 years      1,845,000     $ 8.13     389,000     $ 8.44
     $11.81 - $16.19      9.21 years      1,035,000     $14.47     204,000     $14.21

    The fair value of each option was estimated on the date of grant based on the Black-Sholes option pricing model assuming, among other things, no dividend yield, a risk free interest rate of 6.57%, expected volatility of 70% and expected life of 6 years. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                                Year Ended June 30,
                                                   ----------------------------------------------
                                                        1997             1996            1995
                                                   -------------    -------------   -------------
    AS REPORTED:
    Net income from continuing operations          $   1,429,468    $   5,850,128   $   1,444,612
                                                   =============    =============   =============
    Earnings per common and common
    equivalent share from continuing operations    $        0.06    $        0.25   $        0.06
                                                   =============    =============   =============

    PRO FORMA:
    Net income (loss) from continuing operations   $  (7,000,620)   $     731,039   $     783,284
                                                   =============    =============   =============
    Earnings per common and common
    equivalent share from continuing operations    $       (0.32)   $        0.01   $        0.02
                                                   =============    =============   =============

    In May 1994, the Company granted warrants, which expire May 30, 1999, to a financial advisory services firm entitling the firm to purchase 650,000 shares of Common Stock at a purchase price of $1.625 per share, the market price on the date granted. During fiscal 1997, the warrants were exercised in full.

    In April 1993, Advanced initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to Advanced's key employees, officers, and directors to purchase up to a maximum of 1,117,379 shares of Advanced's common stock ("Advanced Common"). In December 1996, the Company initiated the ATC Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for holders of options to purchase shares of Advanced Common to exchange shares of Advanced Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged on the ratio of two shares of Common Stock for one share of Advanced Common. During fiscal 1997, holders of options to purchase 207,348 shares of Advanced Common exercised such options. At June 30, 1997, options to purchase 11,669 shares of Advanced Common were outstanding with options to purchase 9,534 of such shares vesting in 1998. The options to purchase Advanced Common outstanding at June 30, 1997 are subject to the Rights Plan as discussed above.

    Pursuant to the Advanced Telemarketing Corporation 1993 Stock Option Plan, in October 1993, Advanced granted to the president of Advanced options to purchase 680,908 shares of Advanced's common stock (representing 15% of the fully diluted common stock of Advanced) at $0.01 per share. In March 1995, the president of Advanced surrendered such options in exchange for stock options to purchase a total of 2,410,880 shares of ATC Common Stock at $0.8125 per share, the market price at the date of grant. The ATC options granted became fully exercisable on August 1, 1995 and are exercisable for 10 years from the date of grant. During fiscal years 1997 and 1996, options to purchase 1,062,179 and 1,348,701 shares of ATC Common Stock, respectively, were exercised pursuant to this grant.

    In December 1996, the Company initiated the ATC Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for certain holders of the Advanced

    Common to exchange such shares for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged, based on the fair value of the respective shares, on a ratio of two shares of Common Stock for one share of Advanced Common. During fiscal 1997, the Company issued 414,696 shares of Common Stock pursuant to the Rights Plan.

13. EMPLOYEE BENEFIT PLAN

    During fiscal 1991, Advanced adopted a defined contribution 401(k) plan covering all eligible employees, as defined. Eligible employees may elect to contribute up to 15% of their compensation, not to exceed $9,500 per year. The Company may, at its discretion, match employee contributions. There was no employer matching contribution made in 1997, 1996 or 1995.

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

    Summary financial information related to the discontinued business segment was as follows:

                                                  For the year ended June 30,
                                                              1995
                                                            ---------
             Revenue                                        $       -
             Cost of Sales                                          -
                                                            ---------
                     Gross Margin                                   -
                                                            =========
             Income (Loss) From Operations                   (135,285)
             Net Interest (Expense) Income                          -
                                                            ---------
             Net Income Before Taxes                         (135,285)
             Income Tax (Expense) Benefit                      26,056
                                                            ---------
                     Net Income (Loss)                      $(109,229)
                                                            =========

    The net after-tax income or loss derived from the operation of this business segment has been classified on the statement of income to separately identify it as income from operations of discontinued business segment, net of applicable taxes.

                         ATC COMMUNICATIONS GROUP, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACC OUNTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                    Charged To
                                                    Earnings -
                                    Balance at      General and                          Balance at
                                   Beginning of    Administrative         Net                End
              Description              Year           Expenses         Write-Off           of Year
-------------------------------   --------------   --------------    --------------    --------------
YEAR ENDED JUNE 30, 1995:
Allowance for doubtful accounts   $      118,317   $      (15,000)   $      (12,471)   $       90,846
                                  ==============   ==============    ==============    ==============

YEAR ENDED JUNE 30, 1996:
Allowance for doubtful accounts   $       90,846   $      125,000    $      (40,830)   $      175,016
                                  ==============   ==============    ==============    ==============

YEAR ENDED JUNE 30, 1997:
Allowance for doubtful accounts   $      175,016   $      (75,000)   $      (26,190)   $       73,826
                                  ==============   ==============    ==============    ==============

                                 EXHIBITS INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

Exhibit 10.19 Promissory Note dated September 16, 1997 among Michael G. Santry ATC Communications Group, Inc.

Exhibit 10.20 Stock Pledge Agreement dated September 16, 1997 among Codinvest and ATC Communications Group, Inc.

Exhibit 27.1        Financial Data Schedule.