Form 10-K/A
period 1997-06-30
ATC COMMUNICATIONS GROUP INC
filed 1997-10-28
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 (Fee Required) for the fiscal year ended June 30, 1997.

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 (No Fee Required) for the transition period from ______________ to _______________

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

                 5950 BERKSHIRE LANE, SUITE 1650, DALLAS, TEXAS
            --------------------------------------------------------
            75225 (Address of principal executive offices, Zip Code)

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 24, 1997 was approximately $75.1 million.

    As of October 24, 1997, 21,806,554 shares of Common Stock were outstanding.

                         ATC COMMUNICATIONS GROUP, INC.
                             AMENDMENT TO FORM 10-K

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the Company as of October 24, 1997, as well as all positions and offices held by each such person and his term in each such position or office.


           Name                 Age          Position with the Company or Subsidiary          Held Position Since
----------------------------   -------   ------------------------------------------------    -----------------------
Michael G. Santry                  49    President and Chief Executive Officer                         October 1997
                                         Chairman of the Board                                        February 1986

Robert B. Allen                    44    Chief Operating Officer                                       January 1997

Matthew S. Waller                  35    Chief Financial Officer                                         March 1997

Jerry L. Sims, Jr.                 36    Secretary                                                    February 1994
                                         Director                                                     November 1993
                                         Senior Vice President - Controller                          September 1991

William F. Bergeron, Jr.           36    Chief Technology Officer                                     December 1996

Patrick V. Stark                   43    Director                                                     December 1991

J. Michael Allred                  52    Director                                                     February 1993

J. Frank Mermoud                   41    Director                                                        March 1994

Darryl D. Pounds                   47    Director                                                        March 1996

     MICHAEL G. SANTRY has been a director of the Company since February 1986, Chairman of the Company since September 1996 and President and Chief Executive Officer since October 1997. Mr. Santry previously held the positions of President, Chief Executive Officer and Chief Financial Officer of the Company from February 1986 through September 1996. Mr. Santry founded Chartwell Group, Inc., a Dallas based investment firm, in 1996 and has served as its Chairman of the Board since that time. Since 1980, Mr. Santry has been President and a director of Lakewood Financial Consultants, Inc., a privately held corporation providing financial consulting services. Mr. Santry is also a director of Computer Integration Corp. and is a Certified Public Accountant.

     ROBERT B. ALLEN has been Chief Operating Officer since January 1997. From 1980 through 1996, Mr. Allen held various management positions with PepsiCo, Inc., most recently serving as Vice President of Sales and Marketing for the $1.3 billion annual revenue single-serve business unit of PepsiCo's Frito-Lay subsidiary. Mr. Allen's tenure with Frito-Lay also included two International Managing Director positions.

     MATTHEW S. WALLER joined the Company in March 1997 as Chief Financial Officer. From 1993 to March 1997, Mr. Waller served in various positions with Principal Financial Securities, Inc., most recently as Senior Vice President and Head of Technology Investment Banking. Prior to joining Principal, he was Chief Financial Officer of Cox Sterile Products from 1992 to 1993. Mr. Waller is a director of Computer Integration Corp.

     JERRY L. SIMS, JR. has been a director of the Company since November 1993, Secretary of the Company since February 1994, and Senior Vice President - Controller of the Company since September 1991.

     WILLIAM F. BERGERON, JR. joined Advanced in February 1993 and has been Chief Technology Officer since December 1996. From 1992 to 1993, Mr. Bergeron served in a variety of management positions with Tandem Telecommunications Systems Inc., most recently as Senior Member of the Technical Staff.

     PATRICK V. STARK has been a director of the Company since December 1991 and has been a shareholder and director of the law firm Kane, Russell, Coleman and Logan since 1993. Prior to joining the law firm, Mr. Stark was Executive Vice President and General Counsel for Lifetime Automotive Products since May 1991.

     J. MICHAEL ALLRED has been a director of the Company since February 1993 and has been a director of Spencer Stuart since April 1994. Prior to joining Spencer Stuart, Mr. Allred was a Vice President of E-Systems from May 1992 to March 1994.

     J. FRANK MERMOUD has been a director of the Company since March 1994 and has acted as a consultant to the Company since May 1993. Mr. Mermoud was a Legislative Director of Congressional Affairs with the U.S.
Department of State from 1992 to 1993.

     DARRYL D. POUNDS has been a director of the Company since March 1996 and has been a Partner of Chartwell Group, Inc., a Dallas based investment firm, since 1996. From 1993 until 1995, Mr. Pounds served as Chairman and CEO of the Trust Company of Texas and, from 1972 through 1993, Mr. Pounds held a variety of positions within First City Bancorporation, including Chairman and CEO of First City Bank of Dallas.

     Each director serves until the next annual meeting of the Company's shareholders and until the director's successor is duly elected. Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the above named officers and directors of the Company.

ITEM 11.      EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

     Furnished below is a table containing individual compensation information on persons serving as Chief Executive Officer of the Company during the fiscal year ended June 30, 1997 and the four other most highly paid executive officers of the Company and its operating subsidiary whose total annual salary and bonus amounts totaled $100,000 or more for services rendered in all capacities during the fiscal year ended June 30, 1997.


                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                   Long-Term Compensation
                                           -----------------------------------------    ------------------------------
                                                                                                   Awards
                                                                           Other        ------------------------------
                                                                           Annual       Restricted         Options/
         Name and                 Fiscal     Salary         Bonus         Compen-          Stock             SARs
    Principal Position          Year           $              $            sation         Awards             (1)
----------------------------    ------     -----------    ----------     -----------    ------------    --------------
MICHAEL G. SANTRY                1997               -  (2)        -               -               -                 -
Chairman, Chief                  1996         293,750             -               -               -         1,000,000
Executive Officer                1995         275,000             -               -               -                 -
and President

ARTHUR CHAVOYA                   1997         292,564  (3)        -               -               -           600,000
Former Chief Executive           1996               -             -               -               -                 -
Officer and President            1995               -             -               -               -                 -

ROBERT B. ALLEN                  1997         100,833  (4)        -               -               -           300,000
Chief Operating                  1996               -             -               -               -                 -
Officer                          1995               -             -               -               -                 -

MATTHEW S. WALLER                1997          52,067  (5)        -               -               -           300,000
Chief Financial                  1996               -             -               -               -                 -
Officer                          1995               -             -               -               -                 -

JERRY L. SIMS, JR.               1997         114,792             -               -               -                 -
Senior Vice                      1996          90,000             -               -               -                 -
President - Controller           1995          90,000             -               -               -                 -

WILLIAM F. BERGERON, JR.         1997         112,007        25,000               -               -           100,000
Chief Technology                 1996          85,926        20,000               -               -                 -
Officer of Advanced              1995          87,889             -               -               -                 -
----------------------------------------------------------------------------------------------------------------------

(1) In February 1993, the Company's shareholders approved the Company's 1992 Stock Option Plan (the "1992 Plan") to grant options to purchase up to 3,000,000 shares of Common Stock to key employees, officers and directors of the Company and its subsidiaries. Options may be granted at any time prior to December 11, 2002. In fiscal 1996, Mr. Santry was granted options to purchase 1,000,000 shares at the market price on the date of grant pursuant to the 1992 Plan. In

      September 1996, the Company's Board of Directors approved the Company's 1996 Stock Option and Restricted Stock Plan (the "1996 Plan") to grant restricted stock or options to purchase up to 2,000,000 shares of Common Stock to key employees, officers and directors of the Company and its subsidiaries. In fiscal 1997, Mr. Chavoya, Mr. Allen, Mr. Waller and Mr. Bergeron were granted options to purchase 600,000, 300,000, 300,000 and 100,000 shares, respectively, at the market price on the respective dates of grant pursuant to the 1996 Plan.

(2) Mr. Santry elected not to receive any salary or bonus compensation during the fiscal year ended June 30, 1997. Effective April 1, 1996, the Compensation Committee of the Board of Directors set Mr. Santry's annual base salary at $350,000. Mr. Santry is also entitled to receive bonus compensation up to $125,000 annually.

(3) The amount indicated is the salary paid to Mr. Chavoya from the commencement of his employment with the Company, on September 5, 1996, through June 30, 1997. Mr. Chavoya's employment agreement with the Company specified an annual base salary of $400,000. Mr. Chavoya relinquished the offices of Chief Executive Officer and President effective October 1, 1997. See "Employment Agreements and Termination of Employment Agreements."

(4) Mr. Allen joined the Company as Chief Operating Officer on January 6, 1997. The amount indicated is the salary paid to Mr. Allen from the commencement of his employment with the Company through June 30, 1997. Mr. Allen's employment agreement with the Company specifies an annual base salary of $220,000. See "Employment Agreements and Termination of Employment Agreements."

(5) Mr. Waller joined the Company as Chief Financial Officer on March 24, 1997. The amount indicated is the salary paid to Mr. Waller from the commencement of his employment with the Company through June 30, 1997. Mr. Waller's employment agreement with the Company specifies an annual base salary of $225,000. See "Employment Agreements and Termination of Employment Agreements."

OPTION GRANTS

     The following table sets forth certain information relating to stock option grants made by the Company to the Named Executive Officers during the last fiscal year. The Company has no plans that provide for the granting of stock appreciation rights.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               Potential Realizable Value
                             Number of        % of Total                                        at Assumed Annual Rates
                            Securities          Options                                       of Stock Price Appreciation
                            Underlying        Granted to                                            for Option Term
                              Options        Employees in       Exercise     Expiration     ---------------------------------
Name                          Granted         Fiscal Year        Price          Date              5%               10%
------------------------   --------------   ----------------   -----------   ------------   ---------------  ----------------
Arthur Chavoya                   600,000         36.3%           $16.19         9/5/06       $6,109,082       $15,481,614
Robert B. Allen                  300,000         18.1%           $11.81         1/6/07       $2,228,174       $ 5,646,630
Matthew S. Waller                300,000         18.1%           $ 6.94        3/24/07       $1,309,359       $ 3,318,172
Wm. F. Bergeron, Jr.             100,000          6.0%           $ 6.25        2/28/07         $393,059       $   996,089

OPTION REPRICING TABLE

     The following table sets forth information relating to options held by any executive officer that were repriced during October 1997.


                             OPTION REPRICING TABLE

                                                                                                           Length of
                                            Number of          Market       Exercise                       Original
                                            Securities         Price        Price of                      Option Term
                               Date         Underlying        of Stock       Options          New          Remaining
                                of           Repriced        at Time of    at Time of      Exercise       at Date of
         Name               Repricing        Options         Repricing      Repricing        Price         Repricing
------------------------   -------------   -------------     -----------   ------------   ------------  ----------------
Michael G. Santry             10/17/97      1,000,000         $3.63          $9.00          $3.80              8 years
Arthur Chavoya                10/1/97         200,000(1)      $4.00         $16.19          $4.00              9 years
Robert B. Allen               10/17/97        300,000         $3.63         $11.81          $3.80              9 years
Matthew S. Waller             10/17/97        300,000         $3.63          $6.94          $3.80              9 years
Wm. F. Bergeron, Jr.          10/17/97        100,000         $3.63          $6.25          $3.80              9 years
------------------------------------------------------------------------------------------------------------------------

(1) Concurrent with his relinquishing the positions of Chief Executive Officer and President of the Company effective October 1, 1997, Mr. Chavoya's option grant was reduced from options to purchase 600,000 shares to options to purchase the 200,000 shares which had vested as of October 1, 1997. See "Employment Agreements and Termination of Employment Agreements."

     During October 1997, the Compensation Committee determined that certain stock options issued to all employees of the Company and its operating subsidiary had an exercise price in most cases substantially higher than the market price of the Company's Common Stock. The Committee noted the decline in the value of the Common Stock attributable to certain business setbacks, including reduced volumes and delays in certain programs of the Company's largest client and such client's negotiated price reductions with ATC in certain of its programs. Therefore, the Committee concluded that the aforementioned stock options were not providing the desired incentives. Accordingly, after discussing the various alternatives available, the Committee approved the repricing of all outstanding options under then existing option plans in order to preserve the important motivating effect that stock options have had on the Company's employees. Mr. Chavoya's replacement options were priced at the market closing price of the Common Stock on October 1, 1997. All other replacement options were priced at the average closing price of the Common Stock for the five-day trading period from October 13, 1997 through October 17, 1997.

     The Compensation Committee of the Board of Directors:

     J. Michael Allred
     Darryl D. Pounds

COMPENSATION OF DIRECTORS

     Directors of the Company receive no fees for serving on the Board of Directors. Upon election to the Board of Directors, non-employee directors are automatically granted non-qualified stock options to purchase 135,000 shares of Common Stock at the market price of the Common Stock on the date of grant. All directors are entitled to reimbursement for expenses incurred for attendance at each meeting.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

     ARTHUR CHAVOYA entered into an employment agreement effective September 5, 1996, pursuant to which he served as Chief Executive Officer and President of the Company. Under the employment agreement, Mr. Chavoya was is entitled to receive an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement also provided for the payment to Mr. Chavoya of up to two times his annual salary plus an amount equal to bonus compensation paid for the previous fiscal year should the Company terminate Mr. Chavoya's employment without cause (as defined in the employment agreement) or in the event of his termination after a change in control (as defined in the employment agreement) of the Company. The employment agreement also stipulated that Mr. Chavoya's stock options were to vest immediately in the event of a change in control (as defined in the employment agreement) of the Company.

     Subsequent to the fiscal year ended June 30, 1997, Mr. Chavoya relinquished the offices of Chief Executive Officer and President of the Company effective October 1, 1997. In connection with this change, Mr. Chavoya entered into negotiations with the Company for a release and separation from his employment agreement. As of the date of this Amendment, such agreement has not been finalized although general terms of the separation agreement call for Mr. Chavoya to receive one times his annual salary and for Mr. Chavoya's option grant to be reduced from options to purchase 600,000 shares to options to purchase the 200,000 shares which had vested as of October 1, 1997.

     ROBERT B. ALLEN entered into an employment agreement effective January 6, 1997, pursuant to which he serves as Chief Operating Officer of the Company. Under the employment agreement, Mr. Allen is entitled to receive an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Allen of nine (9) months of compensation if the Company terminates Mr. Allen's employment without cause (as defined in the employment agreement) or in the event that he is terminated after a change in control (as defined in the employment agreement) of the Company. Mr. Allen's options vest immediately in the event of a change in control (as defined in the employment agreement) of the Company.

     MATTHEW S. WALLER entered into an employment agreement effective January 6, 1997, pursuant to which he serves as Chief Operating Officer of the Company. Under the employment agreement, Mr. Waller is entitled to receive an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Waller of one times his annual compensation if the Company terminates Mr. Waller's employment without cause (as defined in the employment agreement) or in the event that he is terminated after a change in control (as defined in the employment agreement) of the Company. Mr. Waller's options vest immediately in the event of a change in control (as defined in the employment agreement) of the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 24, 1997, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's Common Stock, (ii) each director and each of the five executive officers listed in the Summary Compensation Table above who beneficially own Common Stock of the Company, and (iii) all officers and directors who beneficially own Common Stock as a group:


                                                Amount
               Name and                       and Nature
              Address of                    of Beneficial         Percent of
           Beneficial Owner                   Ownership          Class (1)(2)
--------------------------------------      ---------------    -----------------
Codinvest Limited                             4,200,000            19.58%
Road Town
Tortola, British Virgin Islands

Michael G. Santry                               583,890(3)          2.65%(3)
5950 Berkshire Lane, #1650
Dallas, TX  75225

Jerry L. Sims, Jr.                              300,000(4)          1.38%(4)
5950 Berkshire Lane, #1650
Dallas, TX  75225

Arthur Chavoya                                  200,000(5)          0.92%(5)
7 Southern Hills Court
Frisco, TX 75034

Patrick V. Stark                                123,000(6)          0.57%(6)
1601 Elm St., Suite 3700
Dallas, TX  75201

J. Michael Allred                               101,000(7)          0.47%(7)
1201 W. Peachtree St., Suite 3230
Atlanta, GA  30309

Matthew S. Waller                               100,000(8)          0.46%(8)
5950 Berkshire Lane, #1650
Dallas, TX  75225

Robert B. Allen                                  74,600(9)          0.35%(9)
5950 Berkshire Lane, #1650
Dallas, TX  75225

                                               Amount
               Name and                      and Nature
              Address of                    of Beneficial         Percent of
           Beneficial Owner                   Ownership          Class (1)(2)
---------------------------------------    ---------------    -----------------
Darryl D. Pounds                             39,000 (10)               0.18%    (10)
5950 Berkshire Lane, #1650
Dallas, TX  75225

J. Frank Mermoud                             29,500 (11)               0.14%    (11)
5004 Klingle St., N.W.
Washington, DC  20016

William F. Bergeron, Jr.                     12,700                    0.06%
8001 Bent Branch Drive
Irving, TX 75063

All directors and officers as             1,563,690 (12)               6.91%    (12)
a group (10 persons)

    (1) Reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission. Unless otherwise noted, the shareholders listed in the table have both sole voting power and sole dispositive power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

    (2) Based on 21,445,554 shares of Common Stock outstanding at October 24, 1997. This number excludes 361,000 unretired treasury shares held by the Company. Each owner's percentage is calculated by dividing the number of shares beneficially held by the sum of 21,445,554 and the number of shares such owner has the right to acquire within 60 days.

    (3) 183,050 of Mr. Santry's shares are owned of record by Lakewood Financial Consultants, Inc. which is 99% owned by Mr. Santry. 150,840 of Mr. Santry's shares are held by a company in which Mr. Santry is a 1% general partner. Mr. Santry has investment control over such shares. Includes beneficial ownership of 250,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1992 Plan.

    (4) Includes beneficial ownership of 300,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1992 Plan.

    (5) Includes beneficial ownership of 200,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1996 Plan.

    (6) Includes beneficial ownership of 110,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1992 Plan.

    (7) Includes beneficial ownership of 101,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1992 Plan.

    (8) Includes beneficial ownership of 100,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1996 Plan.

    (9) Includes beneficial ownership of 50,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1996 Plan.

    (10) Includes beneficial ownership of 39,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1992 Plan.

    (11) Includes beneficial ownership of 29,500 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1996 Plan.

    (12) Includes certain beneficial ownership as set forth in footnotes (3),
         (4), (5), (6), (7), (8), (9), (10) and (11) above.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At September 30, 1997 and June 30, 1997, the Chairman of the Company had outstanding borrowings and accrued interest of approximately $3,679,052 and $3,539,779, respectively. The borrowing bears 6% annual interest, is due in full on June 30, 1998 and is secured by collateral pledged by Codinvest Limited, the Company's largest shareholder of record. Interest income from the receivable amounted to approximately $54,658 for the quarter ended September 30, 1997 and $78,935 for the fiscal year ended June 30, 1997.

     At June 30, 1997, FEM Inc., a company controlled by a shareholder of the Company, had outstanding borrowings and accrued interest of $198,212 pursuant to a note receivable to the Company. The note bears 6% annual interest and is due in full on March 31, 1998.

     During the fiscal years ended June 30, 1997, 1996 and 1995, the Company paid J. Frank Mermoud, a director of the Company, $80,000 per year in monthly installments of approximately $6,700, in consideration for consulting services performed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             ATC COMMUNICATIONS GROUP, INC.
                                             (The Registrant)



Dated:   October 27, 1997                    By:  /s/ Matthew S. Waller
                                                 -----------------------------
                                             Matthew S. Waller
                                             Chief Financial Officer