Form 10-Q
period 1997-09-30
ATC COMMUNICATIONS GROUP INC
filed 1997-11-14
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ______________________

                        Commission File Number: 0-14315

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

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Number of Shares Outstanding
    Title of Each Class                               at November 7, 1997
    -------------------                          ----------------------------
COMMON STOCK $.01 PAR VALUE                               21,829,334

                         ATC COMMUNICATIONS GROUP, INC.

                               SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets
                 September 30, 1997 and June 30, 1997.....................  3-4

             Consolidated Statements of Operations
                 Three Months Ended September 30, 1997
                 and September 30, 1996...................................    5

             Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1997
                 and September 30, 1996...................................    6

             Notes to Consolidated Financial Statements...................  7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations................ 9-11



PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................   12



SIGNATURES................................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997


                                                     SEPTEMBER 30, 1997      JUNE 30, 1997
                                                        (UNAUDITED)            (AUDITED)
                                                     ------------------   ------------------
ASSETS

Current assets:
   Cash and cash equivalents                         $          718,194   $          632,826
   Accounts receivable - trade, less allowance for
     doubtful accounts of $73,826                            16,412,708           14,527,440
   Notes receivable -- related parties                        4,003,328            3,809,658
   Notes receivable -- other                                    158,323              157,693
   Current deferred tax asset                                 3,037,066            3,037,066
   Other current assets                                         614,858              763,361
                                                     ------------------   ------------------
     Total current assets                                    24,944,477           22,928,044
Property and equipment and other assets:
   Property and equipment, net of accumulated
     depreciation of $9,168,049 and $8,211,046 at
     September 30, 1997 and June 30, 1997,
     respectively                                            14,316,124           14,447,962
   Cost in excess of net assets acquired, net of
     accumulated amortization of $1,070,720
     and $1,046,475 at September 30, 1997 and
     June 30, 1997, respectively                              1,710,108            1,723,319
   Deferred tax assets                                        2,939,235            1,998,531
   Other assets                                                 497,441              124,930
                                                     ------------------   ------------------
                                                     $       44,407,385   $       41,222,786
                                                     ==================   ==================



                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997


                                                        SEPTEMBER 30, 1997       JUNE 30, 1997
                                                           (UNAUDITED)             (AUDITED)
                                                        ------------------    ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit                             $        2,571,239    $               --
   Accounts payable - trade                                      2,910,326               821,187
   Unearned revenues and customer deposits                         462,589               573,922
   Accrued compensation expense                                  2,912,846             1,524,954
   Accrued telephone expense                                       684,509               659,949
   Other accrued liabilities                                     3,280,203             2,872,596
   Current portion of long-term debt                             1,419,072             1,395,304
                                                        ------------------    ------------------
     Total current liabilities                                  14,240,784             7,847,912
Long-term debt                                                   4,387,148             4,753,613
Shareholders' equity:
   Preferred stock, $.01 par  value, 1,000,000 shares
     authorized; 29,778 convertible, $.36 cumulative
     Series B shares issued and outstanding                            298                   298
   Common stock, $.01 par value, 27,500,000 shares
     authorized; 21,812,322 and 21,793,122 shares
     issued and outstanding at September 30, 1997
     and June 30, 1997, respectively                               218,123               217,931
   Treasury stock                                               (1,420,921)             (420,921)
   Additional paid-in capital                                   18,212,996            18,204,685
   Retained earnings                                             8,768,957            10,619,268
                                                        ------------------    ------------------
     Total shareholders' equity                                 25,779,453            28,621,261
                                                        ------------------    ------------------
                                                        $       44,407,385    $       41,222,786
                                                        ==================    ==================



                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                         1997            1996
                                                     ------------    ------------
Revenues                                             $ 20,524,862    $ 26,545,074
Cost of services, excluding depreciation and
amortization shown below                               15,719,319      17,465,050
                                                     ------------    ------------
Gross profit                                            4,805,543       9,080,024
Selling, general and administrative expenses            6,461,843       4,957,232
Depreciation and amortization                             999,960         809,196
                                                     ------------    ------------
     Total expenses                                     7,461,803       5,766,428
                                                     ------------    ------------
Income (loss) from operations                          (2,656,260)      3,313,596
Interest expense                                          193,417         118,573
Interest income                                            58,656          19,013
                                                     ------------    ------------
Income (loss) from operations before income taxes      (2,791,021)      3,214,036
Income tax expense (benefit)                             (940,704)      1,092,775
                                                     ------------    ------------
     Net income (loss)                               $ (1,850,317)   $  2,121,261
                                                     ============    ============

Earnings per common and common equivalent share:
     Net income (loss)                               $      (0.08)   $       0.09
                                                     ============    ============
     Weighted average common and common equivalent
     shares outstanding:                               22,054,131      22,458,072
                                                     ============    ============



                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                  1997           1996
                                                               -----------    -----------
Cash flows from operating activities:
    Net income                                                 $(1,850,317)   $ 2,121,261
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                               999,960        809,196
       Other                                                        (2,525)            --
       Changes in operating assets and liabilities:
          Accounts and notes receivable -- related parties        (193,670)          (209)
          Accounts and notes receivable -- other                (1,885,898)     2,840,274
          Other current assets                                     148,503       (311,680)
          Deferred taxes                                          (940,704)            --
          Other assets                                            (391,222)        10,376
          Accounts payable                                       2,089,139       (533,719)
          Unearned revenues                                       (111,333)      (563,382)
          Accrued liabilities                                    1,820,059       (802,412)
                                                               -----------    -----------
       Net cash provided by (used in) operating activities        (318,008)     3,569,705

Cash flows from investing activities:
    Capital expenditures                                          (825,166)    (1,448,170)
                                                               -----------    -----------
       Net cash used in investing activities                      (825,166)    (1,448,170)

Cash flows from financing activities:
    Proceeds from (payments on) line of credit, net              2,571,239     (2,128,085)
    Payments on long-term debt                                     (83,334)       (83,334)
    Payments on capital lease obligations                         (259,363)      (195,214)
    Proceeds from exercise of stock options                             --        746,842
    Purchases of treasury stock                                 (1,000,000)            --
                                                               -----------    -----------
       Net cash provided by (used in) financing activities       1,228,542     (1,659,791)

Net change in cash and cash equivalents                             85,368        461,744
Cash and cash equivalents at beginning of period                   632,826      1,723,702
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   718,194    $ 2,185,446
                                                               ===========    ===========

Supplemental information on non-cash transactions:
    Tax benefit of stock options exercised                              --        471,750



                            See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996


1.   EARNINGS PER SHARE

Primary and fully diluted earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Net income applicable to common stock for the three month period ended September 30, 1996 was adjusted to reflect the income attributable to the minority ownership interest, including stock options issued to certain key employees and officers, in Advanced Telemarketing Corporation d/b/a ATC Communications, Inc. ("Advanced"), the operating subsidiary of the Company. Net loss applicable to common stock for the three month period ended September 30, 1997 was not adjusted to reflect the income attributable to the minority ownership interest, including stock options issued to certain key employees and officers, in Advanced because minority interest holders in Advanced are under no obligation to fund their proportionate share of losses incurred by Advanced.

Primary and fully diluted weighted average shares outstanding for the three month periods ending September 30, 1997 and 1996 was computed as follows:

                                                             1997         1996
                                                          ----------   ----------
PRIMARY

Weighted average shares outstanding                       21,493,412   15,169,544
Common stock equivalents:
     Dilutive stock options and warrants, net of shares
        assumed repurchased with exercise proceeds           501,163    2,888,638
     Common Stock assumed issued on conversion of
        dilutive preferred stock                              59,556    4,259,556
                                                          ----------   ----------
        Primary shares                                    22,054,131   22,317,738
                                                          ==========   ==========

FULLY DILUTED

Weighted average shares outstanding                       21,493,412   15,169,544
Common stock equivalents:
     Dilutive stock options and warrants, net of shares
        assumed repurchased with exercise proceeds           501,163    3,028,972
     Common Stock assumed issued on conversion of
        dilutive preferred stock                              59,556    4,259,556
                                                          ----------   ----------
Fully diluted shares                                      22,054,131   22,458,072
                                                          ==========   ==========

Net income (loss) applicable to common stock for the three month periods ended September 30, 1997 and 1996 was computed as follows:

                                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                            ------------------     ------------------
Net income (loss) from continuing operations                $       (1,850,317)    $        2,121,261
Less: subsidiary income (loss) attributable to minority
     interest in the subsidiary's stock and stock options                   -- (1)           (204,497)
                                                            ------------------     ------------------
Net income (loss) applicable to common shareholders         $       (1,850,317)    $        1,916,764
                                                            ==================     ==================
Primary earnings per share                                  ($            0.08)    $             0.09
                                                            ==================     ==================
Fully diluted earnings per share                            ($            0.08)    $             0.09
                                                            ==================     ==================

Net income (loss) applicable to Advanced minority interest for the three month periods ended September 30, 1997 and 1996 was computed as follows:

                                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                                            ------------------     ------------------
Advanced net income (loss) after income tax allocation      $       (1,077,729)    $        2,306,070
Minority interest                                                           -- (1)               8.87%
                                                            ------------------     ------------------
Net income applicable to Advanced minority interest         $               --     $          204,497
                                                            ==================     ==================

-------------------------------------------------------------------------------

(1) Net loss applicable to common stock for the three month period ended September 30, 1997 was not adjusted to reflect the income attributable to the minority ownership interest in Advanced because minority interest holders in Advanced are under no obligation to fund their proportionate share of losses incurred by Advanced.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter ended September 30, 1997. The consolidated results of operations for the period reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

RESULTS OF OPERATIONS

     The Company experienced a loss from operations of $2,656,260 on revenues of $20,524,862 for the quarter ended September 30, 1997. In the previous fiscal year, the Company earned income from operations of $3,313,596 on revenues of $26,545,074 in the comparable three month period.

     For the quarter ended September 30, 1997 revenues decreased $6,020,212, or 22.7%, from revenues generated in the corresponding quarter of the previous fiscal year. The decrease in revenues in the three month period ended September 30, 1997 was due primarily to a price reduction and decreases in service volumes from the Company's historically largest client. Based on recent trends, management does not anticipate any additional near-term declines in service volumes from this client.

     Approximately 22% of the Company's revenues during the quarter ended September 30, 1997 were generated by the Company's historically largest client as compared to approximately 49% in the quarter ended September 30, 1996. Excluding this client, revenues increased approximately 19% in the quarter ended September 30, 1997 versus the prior year quarter. The Company is continuing efforts to reduce its concentration of business with this client by pursuing a strategy to secure recurring revenues through long-term relationships with targeted, large corporate clients that use telecommunications as an integral part of their client service and marketing programs.

     The Company signed contract extensions with Western Union Financial Services, Inc. and one of the Company's large telecommunications clients in the quarter ended September 30, 1997. In addition, the Company began providing services to a new Internet customer and four new telecommunications clients, and signed a new agreement with a large financial services company. Management believes these new relationships should impact revenues as early as the Company's second fiscal quarter. By mutual agreement, the Company and one of its new financial services clients terminated their contract after completing a pilot program. In addition to providing services on an outsourcing basis, in which the Company provides all or a substantial portion of a client's telemarketing needs, the Company also continues to perform project-based services for certain customers. However, there can be no assurance that these clients will continue existing projects or provide new ones.

     Gross profit earned on revenues decreased $4,274,481, or 47.1%, from the prior year quarter. As a percentage of revenues, gross margin for the quarter ended September 30, 1997 was 23.4% versus 34.2% in the comparable period of the prior year. Both the decrease in gross profit and in gross margin as a percentage of revenues for the three months ended September 30, 1997 as compared with the comparable prior year period were due to lower capacity utilization resulting from additional decreases in service volumes from the Company's historically largest client and a price reduction from this client.

     Selling, general and administrative expenses ("SG&A") increased $1,504,611, or 30.4%, in the quarter ended September 30, 1997 versus the comparable prior year period. The increase in SG&A was primarily due to the recording of a reserve for severance expense and other non-recurring charges of approximately $633,000, and significant increases in recruiting and marketing costs compared to the prior year quarter. The Company anticipates that recruiting costs should remain at current levels in the near-term while marketing costs should decrease to prior year levels.

     In response to slower growth in revenues, management is continuing to aggressively reduce operating costs, a key element of which is ATC's previously-announced new site strategy which focuses on smaller call centers outside of the Dallas labor market. The Company anticipates opening a new 300 station call center in Joplin, Missouri in the third quarter of ATC's 1998 fiscal year. Following the Joplin opening, ATC plans to open a comparable new center in the Southwest later in fiscal 1998. Management believes these new centers should provide cost savings over the Company's current centers due to decreased recruiting costs and lower employee turnover. Management expects these future cost advantages, combined with the impact of the recent closing of the Company's San Francisco call center, to result in a reduction in operating expenses as a percentage of revenues.

     The increase in depreciation and amortization expense of $190,764, or 23.6%, in the quarter ended September 30, 1997 versus the comparable prior year period is primarily the result of the enhancement of internal systems during the fiscal year ended June 30, 1997. As a percentage of revenues, depreciation expense for the three months ended September 30, 1997 was 4.9% versus 3.0% in the comparable prior year period.

     Net interest expense for the three month period ended September 30, 1997 increased $35,210, or 35.4%, versus the same period in the previous fiscal year due to increased utilization of the Company's working capital line of credit.

     The Company's effective state and federal income tax rate was approximately 33.7% for the three month period ended September 30, 1997 and 34.0% for the quarter ended September 30, 1996.

     Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's statement of cash flows for the periods indicated:

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                           1997              1996
                                                      --------------    --------------
Net cash provided by (used in) operating activities   $     (318,008)   $    3,569,705
Net cash used in investing activities                       (825,166)       (1,448,170)
Net cash provided by (used in) financing activities        1,228,542        (1,659,791)
                                                      ==============    ==============
     Net increase in cash and cash equivalents        $       85,368    $      461,744
                                                      ==============    ==============

     Historically, the Company's primary sources of liquidity have been cash flow from operating activities and available borrowing capacity under credit facilities. Despite experiencing negative cash flow from operations in the last fiscal quarter, management believes the Company currently has the liquidity and access to working capital to meet its near-term cash flow demands due to its $15 million working capital line of credit. If the Company is unable to reduce its operating costs or resume revenue growth in accordance with management expectations and continues to use cash in operating activities, the Company may experience difficulty in meeting its liquidity requirements. In such an event, the Company may need to explore other means of financing its operations, including without limitation, negotiating a new and expanded loan facility, raising funds through debt or equity financings, or entering into other arrangements.

     The Company operates in a fast-growing, competitive industry. As the Company grows, additional call center facilities will be needed and such facilities will have furniture, equipment and technological requirements consistent with its existing facilities. The Company anticipates opening a new 300-station teleservicing center in Joplin, Missouri in the first quarter of calendar 1998. The Joplin opening will begin implementation of the Company's new site strategy which will focus on smaller call centers outside the Dallas labor market. Management anticipates opening a comparable new center in the Southwest later in fiscal 1998.

     In addition to traditional growth strategies, management is currently pursuing opportunities for growth through the acquisition of other call center companies. From time to time, the Company engages in discussions with acquisition candidates. Although there can be no assurances that any proposed acquisition will be successfully completed, management believes that any acquisition candidates would fit with the Company's corporate and operating strategies.

     In April 1997, the Company's Board of Directors authorized management to pursue the implementation of a stock repurchase program for the repurchase of up to five million shares of the Company's common stock on the open market and through privately negotiated transactions. To date, the Company has used available cash flow to purchase 355,000 shares at an average cost of $3.98 per share. The Company anticipates that any future purchases of shares as part of this repurchase program will be funded by available cash flow and borrowings under its working capital credit facility. Based on its current liquidity position, the Company does not anticipate making any such purchases in the near-term.

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

     Although no assurances can be made in this regard, management anticipates that, based on its ability to secure such financing to date, the Company should be able to secure debt or equity funding for the capital equipment requirements of future call center facilities or acquisition opportunities.

     The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipate", "believe, "estimate", "expect", "predict" and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company's reliance on certain major clients; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company's labor force; reliance on technology; telephone service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

         Exhibit 27.1   Financial Data Schedule (filed herewith).

     (B) Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                       ATC COMMUNICATIONS GROUP, INC.
                                       (The Registrant)



Dated: November 13, 1997               By: /s/ Matthew S. Waller
                                           ------------------------------------
                                           Matthew S. Waller
                                           Chief Financial Officer



9/30/97 QUARTER

                                 EXHIBITS INDEX



EXHIBIT NUMBER                DESCRIPTION OF EXHIBIT
--------------                ----------------------
Exhibit 27.1        Financial Data Schedule, filed herewith