Form 10-Q
period 1997-12-31
ATC COMMUNICATIONS GROUP INC
filed 1998-02-17
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ______________________

                         Commission File Number: 0-14315

                         ATC COMMUNICATIONS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     75-2050538
             --------                                     ----------
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



     Title of Each Class                     Number of Shares Outstanding
     -------------------                          at February 6, 1998
                                             ----------------------------
 COMMON STOCK $.01 PAR VALUE                          21,833,400

                         ATC COMMUNICATIONS GROUP, INC.

                                DECEMBER 31, 1997



                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.       FINANCIAL INFORMATION

         Item 1.        Financial Statements

                        Consolidated Balance Sheets
                              December 31, 1997 and June 30, 1997.......................................... 3-4

                        Consolidated Statements of Operations
                              Three Months Ended December 31, 1997
                              and December 31, 1996.......................................................... 5

                              Six Months Ended December 31, 1997
                              and December 31, 1996.......................................................... 6

                        Consolidated Statements of Cash Flows
                              Six Months Ended December 31, 1997
                              and December 31, 1996.......................................................... 7

                        Notes to Consolidated Financial Statements........................................ 8-10

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.................................... 11-14



PART II.      OTHER INFORMATION

         Item 6.        Exhibits and Reports on Form 8-K.................................................... 15



SIGNATURES.................................................................................................. 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                         ATC COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1997


                                                            DECEMBER 31, 1997      JUNE 30, 1997
                                                              (UNAUDITED)            (AUDITED)
                                                            -----------------      -------------
ASSETS

Current assets:

  Cash and cash equivalents                                   $   913,622          $   632,826

  Accounts receivable - trade, less allowance for
    doubtful accounts of $73,826                               15,957,943           14,527,440

  Notes receivable -- related parties                           4,092,909            3,809,658

  Notes receivable -- other                                       156,311              157,693

  Current deferred tax asset                                      918,066            3,037,066

  Other current assets                                            465,065              763,361
                                                              -----------          -----------
    Total current assets                                       22,503,916           22,928,044

Property and equipment and other assets:

  Property and equipment, net of accumulated
    depreciation of $10,159,596 and $8,211,046 at
    December 31, 1997 and June 30, 1997, respectively          14,003,869           14,447,962

  Cost in excess of net assets acquired, net of
    accumulated amortization of $1,095,075
    and $1,046,475 at December 31, 1997 and
    June 30, 1997, respectively                                 1,686,282            1,723,319

  Deferred tax assets                                           5,541,609            1,998,531

  Other assets                                                    461,970              124,930
                                                              -----------          -----------
                                                              $44,197,646          $41,222,786
                                                              ===========          ===========




                             See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1997

                                                            DECEMBER 31, 1997         JUNE 30, 1997
                                                              (UNAUDITED)               (AUDITED)
                                                            -----------------         -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt                           $  1,443,294           $  1,395,304

  Revolving line of credit                                       5,217,198                     --

  Accounts payable - trade                                       2,240,845                821,187

  Unearned revenues and customer deposits                          174,974                573,922

  Accrued compensation expense                                   1,682,013              1,524,954

  Accrued telephone expense                                        718,576                659,949

  Other accrued liabilities                                      3,802,411              2,872,596
                                                              ------------           ------------
    Total current liabilities                                   15,279,311              7,847,912

Long-term debt                                                   4,014,892              4,753,613

Shareholders' equity:

  Preferred stock, $.01 par  value, 1,000,000 shares
    authorized; 29,778 convertible, $.36 cumulative
    Series B shares issued and outstanding                             298                    298

  Common stock, $.01 par value, 27,500,000 shares
    authorized; 21,833,400 and 21,793,122 shares
    issued and outstanding at December 31, 1997
    and June 30, 1997, respectively                                218,334                217,931

  Treasury stock                                                (1,420,921)              (420,921)

  Additional paid-in capital                                    18,275,090             18,204,685

  Retained earnings                                              7,830,642             10,619,268
                                                              ------------           ------------
    Total shareholders' equity                                  24,903,443             28,621,261
                                                              ------------           ------------
                                                              $ 44,197,646           $ 41,222,786
                                                              ============           ============



                     See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                1997                   1996
                                                           ------------           ------------
Revenues                                                   $ 23,115,360           $ 25,114,364

Cost of services, excluding depreciation and
amortization shown below                                     17,417,002             18,243,480
                                                           ------------           ------------
Gross profit                                                  5,698,358              6,870,884

Selling, general and administrative expenses                  5,870,540              4,720,677

Depreciation and amortization                                 1,034,613                863,854
                                                           ------------           ------------
   Total expenses                                             6,905,153              5,584,531
                                                           ------------           ------------
Income (loss) from operations                                (1,206,795)             1,286,353

Interest expense                                                272,850                137,585

Interest income                                                  57,956                 29,769
                                                           ------------           ------------
Income (loss) from operations before income taxes            (1,421,689)             1,178,537

Income tax expense (benefit)                                   (483,374)               328,007
                                                           ------------           ------------
   Net income (loss)                                       $   (938,315)          $    850,530
                                                           ============           ============
Earnings (loss) per share:
   Basic                                                   $      (0.04)          $       0.05
                                                           ============           ============
   Diluted                                                 $      (0.04)          $       0.04
                                                           ============           ============

   Weighted average common shares outstanding                21,471,681             16,485,199

   Weighted average common and common
   equivalent shares outstanding                             21,471,681             22,501,911



                             See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                1997                   1996
                                                           ------------           ------------
Revenues                                                   $ 43,640,222           $ 51,659,438

Cost of services, excluding depreciation and
amortization shown below                                     33,136,321             35,708,530
                                                           ------------           ------------
Gross profit                                                 10,503,901             15,950,908

Selling, general and administrative expenses                 12,332,383              9,677,909

Depreciation and amortization                                 2,034,573              1,673,050
                                                           ------------           ------------
   Total expenses                                            14,366,956             11,350,959
                                                           ------------           ------------
Income (loss) from operations                                (3,863,055)             4,599,949

Interest expense                                                466,267                256,158

Interest income                                                 116,612                 48,782
                                                           ------------           ------------
Income (loss) from operations before income taxes            (4,212,710)             4,392,573

Income tax expense (benefit)                                 (1,424,078)             1,420,782
                                                           ------------           ------------
   Net income (loss)                                       $ (2,788,632)          $  2,971,791
                                                           ============           ============
Earnings (loss) per share:

   Basic                                                   $      (0.13)          $       0.17
                                                           ============           ============
   Diluted                                                 $      (0.13)          $       0.12
                                                           ============           ============

   Weighted average common shares outstanding:               21,482,547             15,827,372

   Weighted average common and common
   equivalent shares outstanding:                            21,482,547             22,409,825


                             See accompanying notes.

                         ATC COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                          1997                  1996
                                                                      -----------           -----------
Cash flows from operating activities:
    Net income                                                        $(2,788,632)          $ 2,971,791
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                                    2,034,573             1,673,050
       Other                                                               (2,528)                   --
       Changes in operating assets and liabilities:
          Accounts and notes receivable -- related parties               (283,251)            1,960,567
          Accounts and notes receivable -- other                       (1,429,121)               (3,900)
          Other current assets                                            298,296            (1,019,891)
          Deferred taxes                                               (1,424,078)                   --
          Other assets                                                   (374,463)              (36,957)
          Accounts payable                                              1,419,658               (76,066)
          Unearned revenue and customer deposits                         (398,948)             (540,925)
          Accrued liabilities                                           1,207,278            (1,428,583)
                                                                      -----------           -----------
       Net cash provided by (used in) operating activities             (1,741,216)            3,499,086

Cash flows from investing activities:
    Capital expenditures                                               (1,426,344)           (2,417,103)
                                                                      -----------           -----------
       Net cash used in investing activities                           (1,426,344)           (2,417,103)

Cash flows from financing activities:
    Proceeds from (payments on) line of credit, net                     5,217,198            (2,367,586)
    Payments on long-term debt                                           (166,667)             (166,667)
    Payments on capital lease obligations                                (602,175)             (403,116)
    Proceeds from exercise of stock options                                    --             2,118,975
    Purchases of treasury stock                                        (1,000,000)                   --
                                                                      -----------           -----------
       Net cash provided by (used in) financing activities              3,448,356              (818,394)

Net change in cash and cash equivalents                                   280,796               263,589
Cash and cash equivalents at beginning of period                          632,826             1,723,702
                                                                      -----------           -----------
Cash and cash equivalents at end of period                            $   913,622           $ 1,987,291
                                                                      ===========           ===========

Supplemental information on non-cash transactions:
    Tax benefit of stock options exercised                                     --               636,640
    Capital lease obligations entered into                                 78,111                    --


                             See accompanying notes

                         ATC COMMUNICATIONS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1997 AND 1996

1. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued FAS No. 128 ("SFAS 128"). The Company adopted SFAS 128, which establishes standards for computing and presenting earnings per share ("EPS"), in the second quarter of fiscal 1998. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic and diluted EPS are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would have an anti-dilutive effect.

     Net income applicable to common stock for the three and six month periods ended December 31, 1996 was adjusted to reflect the income attributable to the minority ownership interest, including stock options issued to certain key employees and officers, in Advanced Telemarketing Corporation d/b/a ATC Communications, Inc. ("Advanced"), the operating subsidiary of the Company. Net loss applicable to common stock for the three and six month periods ended December 31, 1997 was not adjusted to reflect the net loss attributable to the minority ownership interest, including stock options issued to certain key employees and officers, in Advanced because minority interest holders in Advanced are under no obligation to fund their proportionate share of losses incurred by Advanced.


     Basic and diluted weighted average shares outstanding for the three month periods ending December 31, 1997 and 1996 were computed as follows:


                                                                    1997                  1996
                                                                 -----------           -----------
BASIC
Weighted average common shares outstanding                        21,832,681            16,491,199
Treasury shares                                                     (361,000)               (6,000)
                                                                 -----------           -----------
        Shares used in Basic EPS computation                      21,471,681            16,485,199
                                                                 ===========           ===========

DILUTED
Weighted average common shares outstanding                        21,471,681            16,485,199
Common stock equivalents:
     Dilutive stock options and warrants, net of shares
     assumed repurchased with exercise proceeds                           -- (1)         1,757,156
     Common Stock assumed issued on conversion of
     dilutive preferred stock                                             -- (1)         4,259,556
                                                                 ===========           ===========
        Shares used in Diluted EPS computation                    21,471,681            22,501,911
                                                                 ===========           ===========

     Basic and diluted weighted average shares outstanding for the six month periods ending December 31, 1997 and 1996 were computed as follows:


                                                                     1997                  1996
                                                                 -----------           -----------
BASIC
Weighted average common shares outstanding                        21,816,373            15,833,372
Treasury shares                                                     (333,826)               (6,000)
                                                                 -----------           -----------
        Shares used in Basic EPS computation                      21,482,547            15,827,372
                                                                 ===========           ===========

DILUTED
Weighted average common shares outstanding                        21,482,547            15,827,372
Common stock equivalents:
     Dilutive stock options and warrants, net of shares
     assumed repurchased with exercise proceeds                           -- (1)         2,322,897
     Common Stock assumed issued on conversion of
     dilutive preferred stock                                             -- (1)         4,259,556
                                                                 ===========           ===========
        Shares used in Diluted EPS computation                    21,482,547            22,409,825
                                                                 ===========           ===========

     Net income (loss) applicable to common stock for the three and six month periods ended December 31, 1997 and 1996 was computed as follows:


                                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                            DECEMBER 31,                                DECEMBER 31,
                                                  ---------------------------------          ---------------------------------
                                                     1997                  1996                 1997                  1996
                                                  -----------           -----------          -----------           -----------
Net income (loss)                                 $  (938,315)          $   850,530          $(2,788,632)          $ 2,971,791
Less: subsidiary income (loss)
    attributable to minority interest in
    subsidiary's stock and stock options                   -- (2)            59,837                   -- (2)           264,334
                                                  -----------           -----------          -----------           -----------
Net income (loss) applicable to
    common shareholders -- diluted                $  (938,315)          $   790,693          $(2,788,632)          $ 2,707,457
                                                  ===========           ===========          ===========           ===========
Less: preferred stock dividends                         2,680                 2,680                5,360                 5,360
                                                  -----------           -----------          -----------           -----------
Net income (loss) applicable to
    common shareholders -- basic                  $  (940,995)          $   788,013          $(2,793,992)          $ 2,702,097
                                                  ===========           ===========          ===========           ===========
Basic earnings per share                          ($     0.04)          $      0.05          ($     0.13)          $      0.17
                                                  ===========           ===========          ===========           ===========
Diluted earnings per share                        ($     0.04)          $      0.04          ($     0.13)          $      0.12
                                                  ===========           ===========          ===========           ===========

     Net income (loss) applicable to Advanced minority interest for the three month periods ended December 31, 1997 and 1996 was computed as follows:


                                                    THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       DECEMBER 31,                                DECEMBER 31,
                                             --------------------------------       ------------------------------------
                                                1997                  1996                 1997                    1996
                                             ----------           -----------          -----------           -------------
Advanced net income (loss) after
    income tax allocation                    $ (610,143)          $   679,200          $(1,687,872)          $   2,993,600
Minority interest                                    -- (2)              8.81%                  -- (2)                8.83%
                                             ----------           -----------          -----------           -------------
Net income applicable to Advanced
    minority interest                        $       --           $    59,837          $        --           $     264,334
                                             ==========           ===========          ===========           =============

--------------------------------------------------------------------------------
(1) For the three and six month periods ended December 31, 1997, common stock equivalents are not included in diluted EPS calculations because their inclusion would have an anti-dilutive effect.

(2) Net losses applicable to common stock for the three and six month periods ended December 31, 1997 were not adjusted to reflect the income attributable to the minority ownership interest in Advanced because minority interest holders in Advanced are under no obligation to fund their proportionate share of losses incurred by Advanced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter and six months ended December 31, 1997. The consolidated results of operations for the period reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

RESULTS OF OPERATIONS

     The Company experienced a loss from operations of $1,206,795 on revenues of $23,115,360 for the quarter and a loss from operations of $3,863,055 on revenues of $43,640,222 for the six months ended December 31, 1997. In the previous fiscal year, the Company earned income from operations of $1,286,353 on revenues of $25,114,364 in the comparable three month period and income from operations of $4,599,949 on revenues of $51,659,438 in the comparable six month period.

     For the quarter ended December 31, 1997, revenues decreased $1,999,004, or 8.0%, from revenues generated in the corresponding quarter of the previous fiscal year and decreased $8,019,216, or 15.5%, for the six month period ended December 31, 1997 compared to the prior year six month period. The decrease in revenues in the three and six month periods ended December 31, 1997 was due primarily to a price reduction and decreases in service volumes from the Company's historically largest client. Revenue from this client declined $7,976,377, or 64.1%, and $16,528,498, or 64.6%, for the three and six month periods, respectively, versus comparable prior year periods. During the quarter ended December 31, 1997, business volumes with this client were maintained approximately at the level of the previous quarter ended September 30, 1997. Management, however, does remain focused on growing other segments of its business in order to reduce dependence on this client.

     19.4% of the Company's revenues during the quarter and 20.8% during the six months ended December 31, 1997 were generated by the Company's historically largest client as compared to 49.5% in the quarter and six months ended December 31, 1996. Excluding this client, revenues increased 47.2% in the quarter and 32.6% in the six months ended December 31, 1997 versus the prior year periods.

     During the quarter ended December 31, 1997, the Company entered into new contracts with two regional Bell operating companies ("RBOCs"), including an RBOC in the Northeast and the Interconnect division of U S WEST Communications Group, and signed a new agreement with National Tele-Communications ("NTC"), a national reseller of long distance services. Management does not expect the Company to begin providing services to the northeastern RBOC until the beginning of the fourth fiscal quarter; however, the Company has begun providing services to U S WEST's Interconnect division and to NTC. In addition, the Company signed a long-term renewal of its existing agreement with Western Union Financial Services and entered into the third extension of the Company's long-standing relationship with the Chicago Regional Transit Authority ("RTA"). Subsequent to the end of the quarter, the Company signed an agreement with Omnipoint Communications, a leading provider of digital PCS communications services in the New York and Philadelphia metropolitan areas. By mutual agreement, the Company and one of its new financial services clients terminated their contract after the client announced its decision to discontinue operations of the business unit for which the Company was to provide services. In addition to providing services on an outsourcing basis, in which the Company provides all or a substantial portion of a client's telemarketing needs, the Company also continues to perform project-based services for certain customers. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones.

     Gross profit earned on revenues decreased $1,172,526, or 17.1%, for the quarter and $5,447,007, or 34.1%, for the six month period ended December 31, 1997 versus the prior year periods. As a percentage of revenues, gross margins for the quarter and six months ended December 31, 1997 were 24.7% and 24.1%, respectively, versus 27.4% and 30.1% in the comparable three and six month periods of the prior year, respectively. Both the decrease in gross profit and in gross margin as a percentage of revenues for the six months ended December 31, 1997 as compared with the comparable prior year period were due to lower capacity utilization resulting from additional decreases in service volumes during the first fiscal quarter from the Company's historically largest client, a price reduction from this client and increased labor rates in the markets in which the Company has traditionally operated.

     Selling, general and administrative expenses ("SG&A") increased $1,149,863, or 24.4%, in the quarter ended December 31, 1997 versus the prior year quarter. The increase in SG&A in the current year quarter was primarily due to significant increases in recruiting, marketing and administrative costs compared to the prior year quarter. SG&A expenses increased $2,654,474, or 27.4%, in the six months ended December 31, 1997 versus the comparable prior year period. This increase in SG&A was primarily due to the recording of a reserve for severance expense and other non-recurring charges of approximately $633,000 in the Company's first fiscal quarter, and significant increases in recruiting, marketing and administrative costs compared to the prior year period.

     Management is continuing to reduce operating costs, a key element of which is ATC's previously-announced new site strategy which focuses on smaller call centers outside of the Dallas labor market. Subsequent to the end of the quarter ended December 31, 1997, the Company opened a new 330-station call center in Joplin, Missouri. The Company plans to open comparable new centers later in fiscal 1998 and in fiscal 1999. Management believes these new centers should provide cost, savings over the Company' current centers due to decreased recruiting costs, lower average wages and lower employee turnover. Subsequent to the end of the current quarter, management also reduced operations management and administrative staff by approximately 11% which should result in annual cost savings of more than $1.5 million, and renegotiated the Company's tariff with its telecommunications carrier which is expected to reduce these costs by approximately 10% on an annual basis.

     The increase in depreciation and amortization expense of $170,759, or 19.8%, in the quarter and $361,523, or 21.6%, in the six months ended December 31, 1997 versus the comparable prior year periods is primarily the result of the enhancement of internal systems during the fiscal year ended June 30, 1997 and additional capital expenditures related to the implementation of the Company's new site strategy. The decrease in revenues in the current year periods versus the prior year magnified the impact of the increase in depreciation and amortization expense on the Company's operating margin as a percentage of revenues. As a percentage of revenues, depreciation and amortization expense for the three and six months ended December 31, 1997 was 4.5% and 4.7%, respectively, versus 3.4% and 3.2% in the comparable prior year periods.

     Net interest expense increased for the three and six month periods ended December 31, 1997 $107,078, or 99.3%, and $142,279, or 68.6%, respectively, versus the same periods in the previous fiscal year due to increased utilization of the Company's working capital line of credit.

     The Company's effective state and federal income tax rates for the three and six month periods ended December 31, 1997 were approximately 34.0% and 33.8%, respectively versus 27.8% and 32.3%, respectively for the three and six month periods ended December 31, 1996. The effective tax rates were higher in the current year periods due to a decrease in federal tax credits earned.

     Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's statement of cash flows for the periods indicated:


                                                                SIX MONTHS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                 1997                  1996
                                                             ------------          -----------
Net cash provided by (used in) operating activities          $(1,741,216)          $ 3,499,086

Net cash used in investing activities                         (1,426,344)           (2,417,103)

Net cash provided by (used in) financing activities            3,448,356              (818,394)
                                                             -----------           -----------
     Net increase in cash and cash equivalents               $   280,796           $   263,589
                                                             ===========           ===========


     Historically, the Company's primary sources of liquidity have been cash flow from operating activities and available borrowing capacity under credit facilities. The Company has experienced negative cash flow from operations in the last fiscal quarter and in the six months ended December 31, 1997, and management believes the Company may experience negative cash flow from operations for the quarter ending March 31, 1998. Management believes the Company currently has the liquidity and access to working capital to meet its near-term cash flow demands through: i) its receivables-based working capital line of credit, to the extent permitted by the credit facility, up to $15 million; and, ii) its ability to raise additional funds through debt or equity financings. If the Company is unable to reduce its operating costs or resume revenue growth in accordance with management expectations and continues to use cash in operating activities, however, the Company may experience difficulty in meeting its liquidity requirements. In such an event, the Company may need to explore other means of financing its operations, including without limitation, negotiating a new and expanded loan facility, raising funds through additional debt or equity financings, or entering into other arrangements.

     The Company operates in a fast-growing, highly competitive industry. As such, the Company began implementation of its new site strategy, which focuses on smaller call centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated, by opening a new 330-station teleservicing center in Joplin, Missouri in February 1998. Company growth and continued implementation of the new site strategy will necessitate additional call center facilities and such facilities will have furniture, equipment and technological requirements consistent with the Company's existing facilities. Management anticipates opening new centers comparable to the Joplin facility later in fiscal 1998 and in fiscal 1999.

     In addition to traditional growth strategies, management is currently pursuing opportunities for growth through the acquisition of other call center companies. From time to time, the Company engages in discussions with acquisition candidates. Although there can be no assurances that any proposed acquisition will be successfully completed, management believes that any acquisition candidates would fit the Company's corporate and operating strategies.

     In April 1997, the Company's Board of Directors authorized management to pursue the implementation of a stock repurchase program for the repurchase of up to five million shares of the Company's common stock on the open market and through privately negotiated transactions. To date, the Company has used available cash flow to purchase 355,000 shares at an average cost of $3.98 per share. The Company anticipates that any future purchases of shares as part of this repurchase program will be dependent upon available cash flow from operations and borrowings under its working capital credit facility. Based on its current liquidity position, the Company does not anticipate making any such purchases in the near-term.

     The $15 million accounts receivable credit facility and a $1.5 million equipment term loan with the same major bank contain various covenants which limit, among other things, the operating subsidiary's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiary to meet certain financial covenants. At December 31, 1997, the Company was not in compliance with certain financial covenants under the credit facility and is currently in discussions with its bank lender regarding waivers of these covenant provisions. Similarly, under the terms of the Company's guaranty of its operating subsidiary's obligations, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on the operating subsidiary's accounts receivables, furniture and equipment, and are guaranteed by the Company.

     Although no assurances can be made in this regard, management anticipates that, based on its ability to secure such financing to date, the Company should be able to secure debt or equity funding for the capital equipment requirements of future call center facilities or acquisition opportunities.

     The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company's ability to conclude contracts with companies with which it is currently negotiating; the Company's ability to achieve cost savings through a reduction-in-force; the amount of cost savings effected through a renegotiated tariff with the Company's telecommunications carrier; the Company's ability to achieve cost savings through its new site strategy; the Company's reliance on certain major clients; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company's labor force; reliance on technology; telephone service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings from time to time.

                                     PART II



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


     (A) Exhibits


         Exhibit 10.21   Release and Separation Agreement by and among Advanced
                         Telemarketing Corporation, ATC Communications Group,
                         Inc. and Arthur Chavoya (filed herewith).



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



                                ATC COMMUNICATIONS GROUP, INC.
                                (The Registrant)



Dated: February 13, 1998        By: /s/ Matthew S. Waller
                                   --------------------------
                                Matthew S. Waller
                                Chief Financial Officer

                                 EXHIBITS INDEX


EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
--------------                      ----------------------
Exhibit 10.21                       Release and Separation Agreement by and
                                    among Advanced Telemarketing Corporation,
                                    ATC Communications Group, Inc. and Arthur
                                    Chavoya, filed herewith



Exhibit 27.1                        Financial Data Schedule, filed herewith