Form 10-Q
period 1998-03-31
ATC COMMUNICATIONS GROUP INC
filed 1998-05-15
CIK 778426

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to_________


                      Commission File Number:   0-14315
                                                -------

                        ATC COMMUNICATIONS GROUP, INC.
             -----------------------------------------------------
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

                             Yes  [X]      No  [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                                  NUMBER OF SHARES OUTSTANDING
      TITLE OF EACH CLASS                                ON MAY 8, 1998
      -------------------                         ----------------------------
  COMMON STOCK $.01 PAR VALUE                               21,839,624

                         ATC COMMUNICATIONS GROUP, INC.

                                MARCH 31, 1998


                              TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                    March 31, 1998 and June 30, 1997 . . . . . . . . .    3-4

               Consolidated Statements of Operations
                    Three Months Ended March 31, 1998
                    and March 31, 1997 . . . . . . . . . . . . . . . .      5

                    Nine months Ended March 31, 1998
                    and March 31, 1997 . . . . . . . . . . . . . . . .      6

               Consolidated Statements of Cash Flows
                    Nine months Ended March 31, 1998
                    and March 31, 1997 . . . . . . . . . . . . . . . .      7

               Notes to Consolidated Financial Statements. . . . . . .    8-9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . .  10-14


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .     15

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . .     15

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .  16-17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ATC COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1997

                                                               MARCH 31, 1998     JUNE 30, 1997
                                                                (UNAUDITED)         (AUDITED)
                                                                -----------        -----------
ASSETS

Current assets:

   Cash and cash equivalents                                    $    55,491        $   632,826
   Accounts receivable -- trade, less allowance
       for doubtful accounts of $73,826                          17,052,447         14,527,440
   Notes receivable -- related parties                            4,141,956          3,809,658
   Notes receivable -- other                                        158,219            157,693
   Current deferred tax asset                                       918,066          3,037,066
   Prepaid expenses and other current assets                        374,212            763,361
                                                                -----------        -----------
       Total current assets                                      22,700,391         22,928,044

Property and equipment, net of accumulated
   depreciation of $11,206,624 and $8,211,046
   at March 31, 1998 and June 30, 1997,
   respectively                                                  14,310,911         14,447,962

Cost in excess of net assets acquired, net of
   accumulated amortization of $1,107,867
   and $1,046,475 at March 31, 1998 and
   June 30, 1997, respectively                                    1,661,927          1,723,319

Deferred tax assets                                               5,998,760          1,998,531
Other assets                                                        422,633            124,930
                                                                -----------        -----------
                                                                $45,094,622        $41,222,786
                                                                -----------        -----------
                                                                -----------        -----------

                            See accompanying notes.

                            ATC COMMUNICATIONS GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1998 AND JUNE 30, 1997


                                                   MARCH 31, 1998    JUNE 30, 1997
                                                     (UNAUDITED)       (AUDITED)
                                                   --------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Revolving line of credit                        $  5,162,302      $          -
   Current portion of long-term debt                  1,455,505         1,395,304
   Accounts payable - trade                           3,297,110           821,187
   Unearned revenues and customer deposits              120,630           573,922
   Accrued compensation expense                       3,003,656         1,524,954
   Accrued telephone expense                            823,989           659,949
   Other accrued liabilities                          3,553,991         2,872,596
                                                   ------------      ------------
        Total current liabilities                    17,417,183         7,847,912

Long-term debt                                        3,706,267         4,753,613

Shareholders' equity:

   Preferred stock, $.01 par value, 1,000,000
     shares authorized; 29,778 convertible,
     $.36 cumulative Series B shares issued
     and outstanding                                        298               298

   Common stock, $.01 par value, 27,500,000
     shares authorized; 21,839,624 and
     21,793,122 shares issued and
     outstanding at March 31, 1998 and
     June 30, 1997, respectively                        218,396           217,931

   Treasury stock                                    (1,420,921)         (420,921)
   Additional paid-in capital                        18,278,878        18,204,685
   Retained earnings                                  6,894,521        10,619,268
                                                   ------------      ------------
        Total shareholders' equity                   23,971,172        28,621,261
                                                   ------------      ------------
                                                   $ 45,094,622      $ 41,222,786
                                                   ------------      ------------
                                                   ------------      ------------

                               See accompanying notes.

                            ATC COMMUNICATIONS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                        1998                1997
                                                    -------------    -------------
Revenues                                            $  21,125,330    $  24,480,347

Cost of services, excluding depreciation and
amortization shown below                               15,734,113       16,781,122
                                                    -------------    -------------
Gross profit                                            5,391,217        7,699,225
Selling, general and administrative expenses            5,484,219        6,048,327
Depreciation and amortization                           1,089,735          920,451
                                                    -------------    -------------
    Total expenses                                      6,573,954        6,968,778
                                                    -------------    -------------
Income (loss) from operations                          (1,182,737)         730,447
Interest expense                                          272,241          139,418
Interest income                                            61,706           25,020
                                                    -------------    -------------
Income (loss) from operations before income taxes      (1,393,272)         616,049
Income tax expense (benefit)                             (457,151)         203,349
                                                    -------------    -------------
    Net income (loss)                               $    (936,121)   $     412,700
                                                    -------------    -------------
                                                    -------------    -------------
Earnings (loss) per share:
    Basic                                           $       (0.04)   $        0.02
                                                    -------------    -------------
                                                    -------------    -------------
    Diluted                                         $       (0.04)   $        0.02
                                                    -------------    -------------
                                                    -------------    -------------
  Weighted average common shares outstanding           21,478,294       19,225,323
  Weighted average common and common
  equivalent shares outstanding                        21,478,294       21,871,609

                             See accompanying notes.

                            ATC COMMUNICATIONS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                    1998               1997
                                                                -----------        -----------
Revenues                                                        $64,765,553        $76,139,785
Cost of services, excluding depreciation and
amortization shown below                                         48,870,434         52,489,652
                                                                -----------        -----------
Gross profit                                                     15,895,119         23,650,133
Selling, general and administrative expenses                     17,816,602         15,601,656
Depreciation and amortization                                     3,124,308          2,593,501
                                                                -----------        -----------
   Total expenses                                                20,940,910         18,195,157
                                                                -----------        -----------
Income (loss) from operations                                    (5,045,791)         5,454,976
Interest expense                                                    738,508            395,576
Interest income                                                     178,318             73,802
                                                                -----------        -----------
Income (loss) from operations before income taxes                (5,605,981)         5,133,202
Income tax expense (benefit)                                     (1,881,229)         1,748,711
                                                                -----------        -----------
   Net income (loss)                                            $(3,724,752)       $ 3,384,491
                                                                -----------        -----------
                                                                -----------        -----------
Earnings (loss) per share:
   Basic                                                        $     (0.17)       $      0.19
                                                                -----------        -----------
                                                                -----------        -----------
   Diluted                                                      $     (0.17)       $      0.14
                                                                -----------        -----------
                                                                -----------        -----------
   Weighted average common shares outstanding:                   21,484,012          16,964,022
   Weighted average common and common
   equivalent shares outstanding:                                21,484,012          22,230,419



                               See accompanying notes.

                            ATC COMMUNICATIONS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                     1998            1997
                                                                 ------------    -----------
Cash flows from operating activities:
 Net income                                                      $(3,724,752)    $ 3,384,491
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                    3,124,308       2,593,501
  Other                                                                1,324               -
  Changes in operating assets and liabilities:
    Accounts and notes receivable -- related parties                (332,298)     (1,489,736)
    Accounts and notes receivable -- other                        (2,525,533)      2,132,430
    Prepaid expenses and other current assets                        389,149        (610,890)
    Deferred taxes                                                (1,881,229)              -
    Other assets                                                    (353,836)        (39,287)
    Accounts payable                                               2,475,923      (1,377,575)
    Unearned revenue and customer deposits                          (453,292)       (643,676)
    Accrued liabilities                                            2,385,913      (1,811,655)
                                                                 -----------     -----------
  Net cash provided by (used in) operating activities               (894,323)      2,137,603

Cash flows from investing activities:
 Capital expenditures                                             (2,780,058)     (3,155,304)
                                                                 -----------     -----------
  Net cash used in investing activities                           (2,780,058)     (3,155,304)

Cash flows from financing activities:
  Proceeds from (payments on) line of credit, net                  5,162,302      (1,421,662)
  Payments on long-term debt                                        (250,002)       (250,002)
  Payments on capital lease obligations                             (815,254)       (672,612)
  Proceeds from exercise of stock options                                  -       2,190,750
  Purchases of treasury stock                                     (1,000,000)              -
                                                                 -----------     -----------
  Net cash provided by (used in) financing activities              3,097,046        (153,526)

Net change in cash and cash equivalents                             (577,335)     (1,171,227)
Cash and cash equivalents at beginning of period                     632,826       1,723,702
                                                                 -----------     -----------
Cash and cash equivalents at end of period                       $    55,491     $   552,475
                                                                 -----------     -----------
                                                                 -----------     -----------
Supplemental information on non-cash transactions:
  Tax benefit of stock options exercised                                   -         763,035
  Capital lease obligations entered into                              78,111       3,805,828


                               See accompanying notes.

                        ATC COMMUNICATIONS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 AND 1997


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

     Net income applicable to common stock for the three and nine month periods ended March 31, 1997 was adjusted to reflect the income attributable to the minority ownership interest, including stock options issued to certain key employees and officers, in Advanced Telemarketing Corporation d/b/a ATC Communications, Inc. ("Advanced"), the operating subsidiary of the Company. Net loss applicable to common stock for the three and nine month periods ended March 31, 1998 was not adjusted to reflect the net loss attributable to the minority ownership interest, including stock options issued to certain key employees and officers, in Advanced because minority interest holders in Advanced are under no obligation to fund their proportionate share of losses incurred by Advanced.

     Basic and diluted weighted average shares outstanding for the three and nine month periods ending March 31, 1998 and 1997 were computed as follows:

                                                        THREE MONTHS ENDED MARCH 31,             NINE MONTHS ENDED MARCH 31,
                                                       ------------------------------          ------------------------------
                                                          1998                1997                1998                1997
                                                       ----------          ----------          ----------          ----------
BASIC
Weighted average common shares outstanding             21,839,294          19,231,323          21,826,896          16,970,022
Treasury shares                                          (361,000)             (6,000)           (342,884)             (6,000)
                                                       ----------          ----------          ----------          ----------
       Shares used in Basic EPS computation            21,478,294          19,225,323          21,484,012          16,964,022
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

DILUTED
Weighted average common shares outstanding             21,478,294          19,225,323          21,484,012          16,964,022
Common stock equivalents:
   Dilutive stock options and warrants, net of
       shares assumed repurchased with exercise
       proceeds                                                 -  (1)        588,952                   -  (1)      1,740,915
   Common Stock assumed issued on
       conversion of dilutive preferred stock                   -  (1)      2,057,334                   -  (1)      3,525,482
                                                       ----------          ----------          ----------          ----------
       Shares used in Diluted EPS computation          21,478,294          21,871,609          21,484,012          22,230,419
                                                       ----------          ----------          ----------          ----------

   Basic and diluted earnings (loss) per share for the three and nine month periods ended March 31, 1998 and 1997 was computed as follows:

                                                             THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                                             ----------------------------    ----------------------------
                                                                1998              1997           1998            1997
                                                             ---------          --------     -----------      ----------
BASIC
Net income (loss)                                            $(936,121)         $412,700     $(3,724,752)     $3,384,491
Less: net income (loss) attributable to
   Advanced minority interest                                        - (2)       (58,700)              - (2)    (184,646)
Less: preferred stock dividends                                 (2,680)           (2,680)         (8,040)         (8,040)
                                                             ---------          --------     -----------      ----------
Net income (loss) used in Basic EPS calculation              $(938,801)         $351,320     $(3,732,792)     $3,191,805
                                                             ---------          --------     -----------      ----------
                                                             ---------          --------     -----------      ----------
Net income (loss) per share                                  $   (0.04)         $   0.02     $     (0.17)     $     0.19
                                                             ---------          --------     -----------      ----------
                                                             ---------          --------     -----------      ----------

DILUTED
Net income (loss)                                            $(936,121)         $412,700     $(3,724,752)     $3,384,491
Less: net income (loss) attributable to
   Advanced minority interest                                        - (2)       (61,350)              - (2)    (328,410)
                                                             ---------          --------     -----------      ----------
Net income (loss) used in Diluted EPS calculation            $(936,121)         $351,350     $(3,724,752)     $3,056,081
                                                             ---------          --------     -----------      ----------
                                                             ---------          --------     -----------      ----------
Net income (loss) per share                                  $   (0.04)         $   0.02     $     (0.17)     $     0.14
                                                             ---------          --------     -----------      ----------

     Net income (loss) applicable to Advanced minority interest for the three and nine month periods ended March 31, 1998 and 1997 was computed as follows:

                                                             THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                                             ----------------------------    ----------------------------
                                                                1998              1997           1998            1997
                                                             ---------          --------     -----------      ----------
BASIC
Advanced net income (loss) after income
   tax allocation                                            $(665,049)         $702,749     $(2,352,921)     $3,730,630
Minority interest                                                    - (2)         8.35%               - (2)       4.95%
                                                             ---------          --------     -----------      ----------
Net income applicable to Advanced
   minority interest                                         $       -          $ 58,700     $         -      $  184,646
                                                             ---------          --------     -----------      ----------
                                                             ---------          --------     -----------      ----------

DILUTED
Advanced net income (loss) after income
   tax allocation                                            $(665,049)         $702,749     $(2,352,921)     $3,730,630
Minority interest                                                    - (2)         8.73%               - (2)       8.80%
                                                             ---------          --------     -----------      ----------
Net income applicable to Advanced
   minority interest                                         $       -          $ 61,350     $         -      $  328,410
                                                             ---------          --------     -----------      ----------
                                                             ---------          --------     -----------      ----------

-------------------------------------------------------------------------------
(1) For the three and nine month periods ended March 31, 1998, common stock equivalents are not included in diluted EPS calculations because their inclusion would have an anti-dilutive effect.

(2) Net losses applicable to common stock for the three and nine month periods ended March 31, 1998 were not adjusted to reflect the income attributable to the minority ownership interest in Advanced because minority interest holders in Advanced are under no obligation to fund their proportionate share of losses incurred by Advanced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter and nine months ended March 31, 1998. The consolidated results of operations for the period reported are not necessarily indicative of the results to be experienced for the entire current fiscal year.

RESULTS OF OPERATIONS

     The Company experienced a loss from operations of $1,182,737 on revenues of $21,125,330 for the quarter and a loss from operations of $5,045,791 on revenues of $64,765,553 for the nine months ended March 31, 1998. In the previous fiscal year, the Company earned income from operations of $730,447 on revenues of $24,480,347 in the comparable three month period and income from operations of $5,454,976 on revenues of $76,139,785 in the comparable nine month period.

     For the quarter ended March 31, 1998, revenues decreased $3,355,017, or 13.7%, from revenues generated in the corresponding quarter of the previous fiscal year and decreased $11,374,232, or 14.9%, for the nine month period ended March 31, 1998 compared to the prior year nine month period. The decrease in revenues in the three and nine month periods ended March 31, 1998 was due primarily to a price reduction and decreases in service volumes from the Company's historically largest client. Revenue from this client declined $6,931,230, or 64.7%, and $23,309,728, or 64.5%, for the three and nine month periods, respectively, versus comparable prior year periods.

     Management remains focused on growing other segments of its business in order to reduce dependence on any one client. Approximately 17.9% of the Company's revenues during the quarter and 19.8% during the nine months ended March 31, 1998 were generated by the Company's historically largest client as compared to approximately 43.7% in the quarter and 47.6% in the nine months ended March 31, 1997. Excluding this client, revenues increased approximately 26.0% in the quarter and 30.5% in the nine months ended March 31, 1998 versus the prior year periods. The Company's three largest clients accounted for 69.8% of the Company's revenues during the quarter and 63.5% during the nine months ended March 31, 1998 as compared to 72.4% and 74.0%, respectively, in the prior year periods.

     Gross profit earned on revenues decreased $2,308,008, or 30.0%, for the quarter and $7,755,014, or 32.8%, for the nine month period ended March 31, 1998 versus the prior year periods. As a percentage of revenues, gross margins for the quarter and nine months ended March 31, 1998 were 25.5% and 24.5%, respectively, versus 31.5% and 31.1% in the comparable three and nine month periods of the prior year, respectively. Both the decrease in gross profit and in gross margin as a percentage of revenues for the nine months ended March 31, 1998 as compared with the comparable prior year period were due to lower capacity utilization resulting from additional decreases in service volumes during the first fiscal quarter from the Company's historically largest client, a price reduction from this client and increased labor rates in the markets in which the Company has traditionally operated.

     Selling, general and administrative expenses ("SG&A") decreased $564,108, or 9.3%, in the quarter ended March 31, 1998 versus the prior year quarter. The decrease in SG&A in the current year quarter was primarily the result of a decrease in compensation-related expenses associated with management's efforts to improve operating efficiencies through a reduction in operations management and administrative staff. SG&A expenses increased $2,214,946, or 14.2%, in the nine months ended March 31, 1998 versus the comparable prior year period as a result of the recording of severance expense and other non-recurring charges of approximately $633,000 in the Company's first fiscal quarter, and significant increases in recruiting, marketing and administrative costs compared to the prior year period.

     Management is continuing to reduce operating costs, a key element of which is ATC's previously-announced new site strategy which focuses on smaller call centers outside of the Dallas labor market. During the quarter ended March 31, 1998, the Company opened a new 330-station call center in Joplin, Missouri, which is now fully operational. The Company plans to open comparable new centers later in calendar 1998 and in 1999. Management believes these new centers should continue to lower the Company's operating costs as demonstrated thus far by the Company's experience in Joplin.

     The increase in depreciation and amortization expense of $169,284, or 18.4%, in the quarter and $530,807, or 20.5%, in the nine months ended March 31, 1998 versus the comparable prior year periods is primarily the result of the enhancement of internal systems during the fiscal year ended June 30, 1997 and additional capital expenditures related to the opening of the new call center facility in Joplin, Missouri. The decrease in revenues in the current year periods versus the prior year magnified the impact of the increase in depreciation and amortization expense on the Company's operating margin as a percentage of revenues. As a percentage of revenues, depreciation and amortization expense for the three and nine months ended March 31, 1998 was 5.2% and 4.8%, respectively, versus 3.8% and 3.4% in the comparable prior year periods.

     Net interest expense increased for the three and nine month periods ended March 31, 1998 $96,137, or 84.0%, and $238,416, or 74.1%, respectively, versus the same periods in the previous fiscal year due to increased utilization of the Company's working capital line of credit.

     The Company's effective state and federal income tax rates for the three and nine month periods ended March 31, 1998 were approximately 32.8% and 33.6%, respectively, versus 33.0% and 34.1%, respectively, for the three and nine month periods ended March 31, 1997. The effective tax rates were lower in the current year periods due to a decrease in state income tax liabilities resulting from the losses incurred by the Company for the three and nine month periods ended March 31, 1998.

     Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

LIQUIDITY AND CAPITAL RESOURCES


     The following table sets forth certain information from the Company's statement of cash flows for the periods indicated:


                                                                 THREE MONTHS ENDED MARCH 31,
                                                               --------------------------------
                                                                   1998                1997
                                                               ------------        ------------
     Net cash provided by (used in) operating activities       $   846,893         $(1,361,483)
     Net cash used in investing activities                      (1,353,714)           (738,201)
     Net cash provided by (used in) financing activities          (351,310)            665,408
                                                               -----------         -----------
        Net increase in cash and cash equivalents              $  (858,131)        $(1,434,276)
                                                               -----------         -----------
                                                               -----------         -----------

                                                                  NINE MONTHS ENDED MARCH 31,
                                                                   1998                1997
                                                               ------------        ------------
     Net cash provided by (used in) operating activities       $  (894,323)        $ 2,137,603
     Net cash used in investing activities                      (2,780,058)         (3,155,304)
     Net cash provided by (used in) financing activities         3,097,046            (153,526)
                                                               -----------         -----------
        Net increase in cash and cash equivalents              $  (577,335)        $(1,171,227)
                                                               -----------         -----------
                                                               -----------         -----------

     The Company has historically utilized cash flow from operations and available borrowing capacity under credit facilities to meet its liquidity needs. Despite experiencing negative cash flow from operating activities in the nine month period ended March 31, 1998, management believes the Company currently has the liquidity and access to working capital to meet its near-term cash flow demands through (i) its $12.0 million working capital line of credit and (ii) $2.0 million of additional financing made available to the Company in connection with entering into a merger agreement with IQI, Inc. ("IQI") (see further discussion of the merger agreement below). If the Company is unable to reduce its operating costs or resume revenue growth in accordance with management's expectations and continues to use cash in operating activities, however, the Company may experience difficulty in meeting its liquidity demands. In such an event, the Company may need to explore other means of financing its operations, including without limitation, negotiating a new and expanded loan facility, raising funds through debt or equity financing, or entering into other arrangements.

     On April 7, 1998, the Company entered into a definitive agreement, which set forth the terms and conditions of a merger, with IQI. The merger agreement contains a provision whereby the majority shareholder of IQI agreed to provide a $2.0 million financial accommodation to the Company to fund the Company's working capital needs (the "Financing Commitment"). On May 4, 1998, the Company entered into a new credit facility with the commercial bank that provides its $12.0 million working capital line of credit whereby the bank provides $2.0 million in additional financing secured by a letter of credit provided by the majority shareholder of IQI. The new credit facility bears interest at the bank's prime rate and matures on the earlier of (i) consummation of the merger with IQI, (ii) repayment of the $12.0 million line of credit, or (iii) January 29, 1999. In connection with the financial accommodation and for additional consideration of $110,000, the Company issued to the IQI majority shareholder warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 (the "First Warrant"). In addition, the Company granted to the IQI majority shareholder a second warrant to purchase a number shares of Common Stock at an exercise price of $2.00 per share based on the amount, if any, of funds drawn on the letter of credit provided to secure the $2.0 million in additional financing, up to 1,000,000 shares (the "Second Warrant"). The merger agreement also contains a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by Michael G. Santry, the Company's Chairman, to March 31, 1999. At April 30, 1998, the principal and accrued but unpaid interest on the note totaled $3,809,158.

     The Company operates in a fast-growing, highly competitive industry. As such, the Company began implementation of its new site strategy, which focuses on smaller call centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated, by opening a new 330-station teleservicing center in Joplin, Missouri in February 1998. Company growth and continued implementation of the new site strategy will necessitate additional call center facilities and such facilities will have furniture, equipment and technological requirements consistent with the Company's existing facilities. Management anticipates opening new centers comparable to the Joplin facility later in calendar 1998 and in 1999.

     In addition to traditional growth strategies, management has been pursuing opportunities for growth through acquisition of other call center companies. As mentioned above, on April 7, 1998 the Company entered into a merger agreement with IQI. See Item 5. "Other Information". Under terms of the merger, the Company will issue shares of its Common Stock to shareholders of IQI utilizing an exchange ratio of 9.7513 shares of the Company's Common Stock for each share of IQI common stock, which will result in IQI's shareholders owning approximately 57.5% of the Company's Common Stock assuming exercise and conversion of all common stock equivalents. Upon consummation of the merger, ATC and IQI will have equal representation on the combined company's board of directors. The merger agreement is subject to regulatory and shareholder approvals and other customary closing conditions. Management anticipates consummation of the merger in July 1998 subject to such approvals and satisfaction of such conditions.

     In April 1997, the Company's Board authorized the implementation of a stock repurchase program of up to five million shares of the Company's Common Stock on the open market and through privately negotiated transactions. To date, the Company has used available cash flow to repurchase 355,000 shares at an average cost of $3.98 per share. Based on the Company's current liquidity position and the pending merger with IQI, the Company does not anticipate making any further repurchases in the near-term.

     The $12.0 million accounts receivable credit facility, the $2.0 million credit facility, and $1.0 million equipment term loan with the same major bank contain various covenants which limit, among other things, the operating subsidiary's indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiary to meet certain financial covenants. Similarly, under the terms of the Company's guaranty of its operating subsidiary's obligations, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. These credit facilities are secured by liens on the operating subsidiary's accounts receivables, furniture and equipment, and are guaranteed by the Company.

     Although no assurances can be made in this regard, management anticipates that, based on its ability to secure such financing to date, the Company should be able to secure debt or equity funding for the capital equipment requirements of future call center facilities or acquisition opportunities.

FORWARD LOOKING STATEMENTS

     The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company's ability to achieve cost savings through a reduction-in-force; the amount of cost savings effected through a renegotiated tariff with the Company's telecommunications carrier; the Company's ability to achieve cost savings through its new site strategy; the Company's reliance on certain major clients; the successful combination of revenue growth with operating expense reduction to result in improved profitability and cash flow; obtaining shareholder, third party and regulatory approvals and satisfying the other conditions to closing the merger with IQI, Inc. by the end of July 1998; realizing anticipated synergies as a result of the merger; avoiding unexpected accounting charges or other costs that would make the merger dilutive to earnings; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company's labor force; reliance on technology; telephone service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings from time to time.

                                      PART II

ITEM 1.   LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to its business, neither ATC nor its operating subsidiary is party to, nor are their properties the subject of, any material pending legal proceedings. From time to time, ATC is involved in litigation incidental to its business. ATC believes that such litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company's results of operations or financial condition.

     On April 14, 1998, a complaint was filed in the Court of Chancery in Delaware by Dore Kreisler against ATC, the directors of ATC and IQI seeking "injunctive and other appropriate relief" in connection with the proposed merger between ATC and IQI. The plaintiff alleges that ATC's directors breached their fiduciary duties to plaintiff and the class of ATC shareholders by, among other things, not conducting "an auction process or active market check" and that consequently, the exchange ratio set forth in the merger agreement between ATC and IQI is unfair to ATC's shareholders. IQI is included as a defendant for allegedly aiding and abetting the ATC board's alleged breach of fiduciary duties. ATC, its board and IQI have all determined that the case is without merit, and each intends to defend itself against the claims.


ITEM 5.   OTHER INFORMATION

     On April 7, 1998 the Company entered into a merger agreement, which sets forth the terms and conditions of a merger with IQI. Under the terms of such agreement, the Company will issue shares of its common stock to stockholders of IQI utilizing an exchange ratio of 9.7513 shares of ATC Common Stock for each share of IQI common stock, which will result in IQI's stockholders owning approximately 57.5% of ATC Common Stock assuming exercise and conversion of all common stock equivalents. Upon consummation of the merger, ATC and IQI will have equal representation on the combined company's board of directors.

     The merger agreement contains a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by Michael G. Santry, the Company's Chairman, to March 31, 1999. At April 30, 1998, the principal and accrued but unpaid interest on the note totaled $3,809,158. In addition, the merger agreement contains provisions whereby the majority shareholder of IQI agreed to provide the Financing Commitment and the Company issued the First Warrant and the Second Warrant. The merger agreement is subject to regulatory and shareholder approvals and other customary closing conditions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (A)  Exhibits

          Exhibit 4.6 Agreement and Plan of Merger among IQI, Inc., ATC Communications Group, Inc., and ATC Merger Sub, Inc. dated April 7, 1998, filed herewith.

          Exhibit 4.7 Securities Purchase and Registration Rights Agreement by and between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated April 7, 1998, filed herewith.

          Exhibit 4.8 Warrant to Purchase Shares of Common Stock of ATC Communications Group, Inc. dated April 7, 1998, filed herewith.


          Exhibit 4.9 Form of Stockholders Agreement by and among ATC Communications Group, Inc., Thayer Equity Investors III, L.P., ITC Services Company, Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust, Codinvest Limited, Michael G. Santry and Darryl D. Pounds, filed herewith.

          Exhibit 4.10 Irrevocable Proxy Agreement by and among ITC Service Company, The Edward Blank 1995 Grantor Retained Annuity Trust, Thayer Equity Investors III, L.P., and Edward Blank, filed herewith.

          Exhibit 4.11 Form of Escrow Agreement between ATC Communications Group, Inc., the representative of the shareholders of IQI, Inc., and Harris Trust and Savings Bank, filed herewith.

          Exhibit 4.12 Letter of Amendment, dated April 7, 1998, of Promissory Note by Michael G. Santry in favor of ATC Communications Group, Inc., filed herewith.

          Exhibit 4.13 Stock Pledge Agreement between Michael G. Santry and ATC Communications Group, Inc., dated April 7, 1998, filed herewith.

          Exhibit 10.22 Subordination and Intercreditor Agreement between Thayer Equity Investors III, L.P. and Bank One, Texas, N.A. dated May 4, 1998, filed herewith.

          Exhibit 10.23 Promissory Note between Advanced Telemarketing Corporation and Bank One, Texas, N.A. dated May 4, 1998, filed herewith.

          Exhibit 10.24 First Amendment to Pledge Agreement between ATC Communications Group, Inc., Bank One, Texas, N.A., and Bank One Leasing Corp. dated May 4, 1998, filed herewith.

          Exhibit 10.25 Reimbursement and Indemnification Agreement by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.


          Exhibit 10.26 Promissory Note by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

          Exhibit 10.27 Security Agreement between Advanced Telemarketing Corporation and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

          Exhibit 10.28 Pledge Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

          Exhibit 10.29 Second Warrant to Purchase Shares of Common Stock of ATC Communications Group, Inc. dated May 4, 1998, filed herewith.

          Exhibit 10.30 Registration Rights Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

          Exhibit 27.1    Financial Data Schedule, filed herewith.


     (B)  Reports on Form 8-K

          The Company filed a Form 8-K on April 9, 1998 to report the press release announcing the Company's entering into a merger agreement with IQI on April 7, 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        ATC COMMUNICATIONS GROUP, INC.
                                        (The Registrant)


Dated: May 14, 1998                     By:  /s/ MATTHEW S. WALLER
                                           ------------------------------
                                        Matthew S. Waller
                                        Chief Financial Officer



3/31/98 Quarter

                                   EXHIBITS INDEX

           EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
           --------------   ----------------------

           Exhibit 4.6 Agreement and Plan of Merger among IQI, Inc., ATC Communications Group, Inc., and ATC Merger Sub, Inc. dated April 7, 1998, filed herewith.

           Exhibit 4.7 Securities Purchase and Registration Rights Agreement by and between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated April 7, 1998, filed herewith.

           Exhibit 4.8 Warrant to Purchase Shares of Common Stock of ATC Communications Group, Inc. dated April 7, 1998, filed herewith.

           Exhibit 4.9 Form of Stockholders Agreement by and among ATC Communications Group, Inc., Thayer Equity Investors III, L.P., ITC Services Company, Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust, Codinvest Limited, Michael G. Santry and Darryl D. Pounds, filed herewith.

           Exhibit 4.10 Irrevocable Proxy Agreement by and among ITC Service Company, The Edward Blank 1995 Grantor Retained Annuity Trust, Thayer Equity Investors III, L.P., and Edward Blank, filed herewith.

           Exhibit 4.11     Form of Escrow Agreement between ATC
                            Communications Group, Inc., the representative of the shareholders of IQI, Inc., and Harris Trust and Savings Bank, filed herewith.

           Exhibit 4.12 Letter of Amendment, dated April 7, 1998, of Promissory Note by Michael G. Santry in favor of ATC Communications Group, Inc., filed herewith.

           Exhibit 4.13 Stock Pledge Agreement between Michael G. Santry and ATC Communications Group, Inc., dated April 7, 1998, filed herewith.

           Exhibit 10.22 Subordination and Intercreditor Agreement between Thayer Equity Investors III, L.P. and Bank One, Texas, N.A. dated May 4, 1998, filed herewith.

           Exhibit 10.23 Promissory Note between Advanced Telemarketing Corporation and Bank One, Texas, N.A. dated May 4, 1998, filed herewith.

           Exhibit 10.24 First Amendment to Pledge Agreement between ATC Communications Group, Inc., Bank One, Texas, N.A., and Bank One Leasing Corp. dated May 4, 1998, filed herewith.

           Exhibit 10.25 Reimbursement and Indemnification Agreement by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

           EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
           --------------   ----------------------

           Exhibit 10.26    Promissory Note by and among Advanced
                            Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

           Exhibit 10.27 Security Agreement between Advanced Telemarketing Corporation and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

           Exhibit 10.28 Pledge Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

           Exhibit 10.29 Second Warrant to Purchase Shares of Common Stock of ATC Communications Group, Inc. dated May 4, 1998, filed herewith.

           Exhibit 10.30 Registration Rights Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, filed herewith.

           Exhibit 27.1     Financial Data Schedule, filed herewith.