Form 10-K
period 1998-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 1998-09-29
CIK 778426

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended June 30, 1998.

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ______________ to _______________

                         Commission file number:   0-14315
                                                   -------

                          AEGIS COMMUNICATIONS GROUP, INC.
                 (FORMERLY KNOWN AS ATC COMMUNICATIONS GROUP, INC.)
                 --------------------------------------------------
               (Exact name of registrant as specified in its charter)

        DELAWARE                                        75-2050538
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

               7880 BENT BRANCH DRIVE, SUITE 150, IRVING, TEXAS 75063
               ------------------------------------------------------
                 (Address of principal executive offices, Zip Code)

     Registrant's telephone number, including area code:  (972) 830-1800
                                                          --------------

     Securities registered pursuant to Section 12(b) of the Act:   NONE

     Securities registered pursuant to Section 12(g) of the Act:
     COMMON STOCK, $.01 PAR VALUE
     ----------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/   No  / /
                                        -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  Yes  /X/   No  / /
                                              -----     -----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 18, 1998 was approximately $64.6 million.

     As of September 18, 1998, 52,287,398 shares of Common Stock were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Item 2 of this report.

                                       PART I

ITEM 1.   BUSINESS

INTRODUCTION

     Aegis Communications Group, Inc. (hereinafter referred to as "Aegis" or the "Company") is a leading provider of outsourced telecommunications-based marketing, customer service and call center management services in the United States. The Company specializes in the execution and management of large volume call handling requirements for major U.S. corporations in a variety of industries. Aegis' operations are technology driven through its advanced data and communications systems which permit real-time interface with clients' host systems. The Company believes it competes on the basis of, and derives its competitive advantage from, four primary differentiators: (i) providing consistent and superior service; (ii) maintaining a consistent commitment to quality; (iii) implementing advanced technology including predictive dialing, call blending and proprietary front-end interfaces which enable real-time access to clients' host data; and (iv) rapidly adapting to meet changing client needs.

     The Company was incorporated in Delaware on August 2, 1985 under the name of Kenneth Resources, Inc. and was known as National Reference Publishing, Inc. until it changed its name to NRP, Inc. in July 1988; from July 1988 until April 1996, the Company was known as NRP, Inc.; and from April 1996 until July 1998, the Company was known as ATC Communications Group, Inc. The Company's headquarters are located at 7880 Bent Branch Drive, Suite 150, Irving, Texas 75063, and its telephone number is (972) 830-1800. Unless the context requires otherwise, references to the Company herein include its consolidated subsidiaries.

THE MERGER

     On July 9, 1998, Aegis, formerly known as ATC Communications Group, Inc. ("ATC"), completed the acquisition of IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of ATC Merger Sub, Inc., a New York corporation and wholly-owned subsidiary of the ATC ("Sub"), with and into IQI pursuant to an Agreement and Plan of Merger dated as of April 7, 1998 (the "Merger Agreement") by and between ATC, Sub and IQI.

     Pursuant to the Merger Agreement, each former holder of common stock, $.001 par value, of IQI ("IQI Common Stock") received, in exchange for each such share, 9.7513 shares of the common stock, par value $0.01 per share, of the Company ("ATC Common Stock"). As a result of the Merger, ATC issued approximately 34.2 million shares of ATC Common Stock and Common Stock equivalents to holders of IQI Common Stock and IQI stock options and warrants in a tax-free exchange. The acquisition has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Effective upon the Merger, the Company formally changed its name to Aegis Communications Group, Inc. and its Nasdaq National Market System symbol to "AGIS".

     At the Company's annual meeting of stockholders held on July 9, 1998, the stockholders elected a new board of directors comprised of six nominees of ATC and six nominees of IQI, with Michael G. Santry of ATC and Paul G. Stern of IQI as Co-Chairmen of the board. Effective with the Merger, the Company also amended its bylaws to require the approval of seven directors for certain transactions. Although management expects that the board of directors of Aegis will be able to resolve major business issues, there can be no assurance that, given the equal allocation of board seats to each party to the Merger, deadlocks will not occur. See "Outlook and Uncertainties - New Management."

     Certain stockholders who, in the aggregate, own more than a majority of the voting stock of Aegis have entered into a Stockholders' Agreement whereby, for a period of two years from the date of the Merger Agreement, each such stockholder has agreed to vote its shares of Aegis capital stock in favor of the nominees to the board of directors of Aegis selected by the representative of the other party's stockholder group.

     ADDITIONAL INFORMATION CONCERNING IQI AND THE MERGER IS SET FORTH IN THE ATC/IQI JOINT PROXY STATEMENT/PROSPECTUS (THE "PROXY STATEMENT") DATED JUNE 1, 1998. FOR A DISCUSSION OF IQI'S BUSINESS, PLEASE REFER TO PAGES 117 THROUGH 125 OF THE PROXY STATEMENT.

     Unless otherwise noted or required by the context, the following is a discussion of ATC's historical business.

SERVICES AND STRATEGY

     The Company designs, manages and conducts large-scale telecommunications-based, outbound and inbound marketing and customer service programs. These programs feature live, knowledgeable operators provided on an outsourced basis to large U.S. corporations in a wide variety of industries. Additionally, the Company manages both inbound and outbound call center facilities for clients under multi-year contracts. Such call center management applications usually require the development and licensing of proprietary software systems. Aegis does not engage in any form of outbound calling that uses computerized voice presentations or requires unsolicited financial requests, nor is Aegis engaged in the "900" number business.

     Aegis seeks long-term relationships with major corporations that utilize the telephone as an integral, ongoing element in their core marketing and/or customer service strategies. By offering high quality, customized, flexible and fully-integrated services designed to improve quality, productivity and effectiveness, Aegis can enhance and add value to its clients' existing marketing and customer service programs.

     Aegis' objective is to become the premier high-quality, full service provider of outsourced call center operations to large corporations throughout the United States. Management believes that the inbound segment of the industry possesses the greatest long-term growth potential and thus is concentrating its efforts primarily on that industry niche. In order to serve all of its clients' needs, however, Aegis offers outbound services as well. For the fiscal year ended June 30, 1998, approximately 75% of ATC's revenues were generated from inbound teleservices, while the remaining 25% were generated by outbound teleservices. On a pro forma basis accounting for the Merger as if it had occurred on January 1, 1998, Aegis' revenue mix for the six months ended June 30, 1998 was approximately 34% inbound teleservices, 54% outbound teleservices and 12% marketing research.

OPERATIONS

     As of June 30, 1998, preceding the Merger, ATC operated or managed six fully-automated client service centers comprising approximately 3,245 production workstations located in the Dallas metropolitan area, Chicago and Joplin, Missouri. At September 18, 1998, following the Merger, Aegis had over 6,000 production workstations in its 26 client service centers and 10 marketing research facilities.

     Seven Rockwell Galaxy GVS 3000 Automatic Call Distributors interfaced with multiple Data General System microprocessors are utilized to operate Aegis' call centers. The data system itself is based on an open architecture UNIX operating protocol supported by a sophisticated database manager. This advanced data system allows the Company to interface real-time and seamlessly with the client's host systems and provides the flexibility that enables Aegis to deliver solutions rapidly to its client's marketing and customer service needs. Outbound calling is enhanced through a Rockwell Predictive Dialing System based on a fault tolerant Tandem Platform. Aegis also maintains a substantial staff of software engineers that creates customized software applications for its clients and responds quickly to changing client needs. Aegis' operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits Aegis to offer productivity enhancements associated with "call blending".

     The Company believes a key component of its success is the quality of its employees. Because its marketing and service representatives deal directly with the clients' customers and sales prospects, Aegis places a heavy emphasis on the training and quality control processes. System-wide, Aegis has dedicated in excess of 30,000 square feet to these functions.
These areas are equipped with workstations for live role playing by training classes. Currently, the Company employs a large staff of trainers dedicated to teaching the details of client programs to Aegis' marketing and service representatives. The training curriculum includes coverage of the sales or service process, study of the features and benefits of the product and service, intensive role-playing and information about Aegis' philosophy and culture. Aegis conducts both primary and recurrent training for all representatives which, depending on the complexity of the client program, can require up to six weeks to complete. The Company's training curriculum is developed by professional experts in adult learning methodologies and includes a "hands-on" PC lab experience. This attentiveness to training enables the Company to perform an assortment of duties when handling inbound and outbound calling programs. Quality control is measured both quantitatively and qualitatively through multiple processes with different reporting lines in the Company. The Company and its clients monitor the Company's marketing and service representatives for strict compliance with the client's standards and to maintain quality and efficiency. In many instances, quality is evaluated and communicated on a daily basis.


INDUSTRY AND COMPETITION

     The telecommunications-based marketing, customer service and call center management services industry is highly fragmented and is comprised of a large number of in-house and independent organizations. The domestic teleservices industry has experienced rapid growth over the last ten years and, according to industry sources, expenditures for these services have more than doubled during this period to an estimated $85 billion in 1996. According to recent research by Frost & Sullivan, the market for the call center services segment of the industry was $15.4 billion in 1996 and is expected to grow at an approximately 16% compound annual growth rate through 2003. With the proliferation of toll-free "800" and "888" numbers, the telephone is becoming the principal means of contact between companies and their customers; however, historically only a small percentage of these expenditures have been outsourced. The Company believes that large corporations will increasingly outsource their telecommunications-based marketing and customer service activities in order to concentrate their internal resources on their core competencies and to access the quality and cost effectiveness available from outsourced service providers. The market includes many non-captive outsourced services providers and is very competitive and highly fragmented.
Competitors range in size from very small firms offering specialized applications to large, full-service companies with multiple, high volume call centers, including APAC Teleservices, Inc., Convergys Corp., ICT Group, Inc., National TechTeam, Inc., Precision Response Corp., RMH Teleservices, Inc., Sitel Corp., Sykes Enterprises, Inc., TeleSpectrum Worldwide, Inc., TeleTech Holdings, Inc. and West TeleServices, Inc. The Company also competes against the inhouse call center operations of clients and prospective clients. The Company believes the principal competitive factors differentiating outsourced service providers are: (i) a reputation for quality results; (ii) price competitiveness; (iii) technological expertise; and (iv) flexibility in responding rapidly to the client's sales, marketing and customer service needs.

MARKETING OF SERVICES

     Aegis seeks to differentiate itself from its competitors through its emphasis on quality and service to the client, its technological capabilities and its flexibility to meet and enhance the client's changing requirements. The Company seeks to develop and maintain long-term relationships with its clients and targets its marketing efforts towards large corporations in selected industries that utilize telecommunications as an integral, ongoing element in their core marketing and/or customer service strategy. The Company believes such corporations possess the greatest potential for recurring revenue growth and their call handling requirements demand the sophistication, volume and quality requirements to capitalize effectively on Aegis' technology and client support infrastructure. The Company seeks new business by responding to requests for proposals, client and consultant referrals and by targeting potential new clients. Additionally, new business is obtained by identifying additional needs of existing clients and cross-selling the Company's services to meet those needs.

GOVERNMENT REGULATION

     Telephone sales practices are regulated at both the Federal and state levels. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations and to avoid making calls to such consumers.

     The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued its telemarketing sales rules which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers.

     In addition to the rules and regulations promulgated by the FCC and the FTC, from time to time, bills are introduced in Congress, which, if enacted, would regulate the use of credit information. The Company can not predict whether this legislation will be enacted and what effect, if any, it would have on the telemarketing industry.

     Most states have also enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses and post bonds. For instance, persons selling insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs. The industries served by Aegis are subject to various state government regulation with regard to selling practices and consumer disclosure requirements.

     There can be no assurance that additional Federal or state legislation, or changes in regulatory implementation, would not limit the activities of either Aegis or their respective clients in the future or significantly increase the cost of regulatory compliance.

REVENUES AND SEASONAL NATURE OF BUSINESS

     The Company's revenues are affected by the timing and magnitude of its clients' marketing programs and the commencement of new programs. Additionally, expenses incurred to support client programs are affected by such timing; thus, the Company experiences and expects to continue to experience quarterly variations in revenues and operating results. Although the business is not seasonal in nature, historically, Aegis has generated a slightly larger percentage of its annual revenues in the second and fourth quarters of its fiscal year due to client marketing programs which are typically slower in the post holiday and summer months.

PERSONNEL AND TRAINING

     The Company believes a key component of its success is the quality of its employees. Therefore, the Company is continually refining its systematic approach to hiring, training and managing qualified personnel. The Company seeks to locate call centers in communities with a relatively low cost of living and a large pool of qualified and motivated workers in an effort to lower its operating costs and attract a high quality work force. The Company believes that its relatively high proportion of full-time employees provides a more stable work force and reduces the Company's recruiting and training expenditures. At each call center, the Company utilizes a management structure designed to ensure that its telephone service representatives are properly supervised, managed and developed.

RELIANCE ON MAJOR CLIENTS

     A significant portion of ATC's historic revenues has been derived from relatively few clients. In fiscal 1998, approximately 26.6% of the Company's revenues originated from American Express, 18.8% from U S West Communications, 18.5% from AT&T and 11.7% from Universal Card. In fiscal 1997, the Company's four largest clients, AT&T, American Express, U S West Communications and Universal Card accounted for approximately 43.9%, 19.0%, 8.6% and 6.1% of revenues, respectively. As a result of the reorganization of its telemarketing efforts, the Company's historically largest client negotiated a price reduction in certain of its programs and significantly reduced its service volumes during the fiscal year ended June 30, 1998.

QUALITY ASSURANCE

     Because the Company's services involve direct contact with its client's customers and sale prospects, its reputation for quality service is critical in acquiring and retaining clients. Therefore, the Company and its clients monitor the Company's client service representatives for strict compliance with the client's script and to maintain quality and efficiency. The Company also regularly measures the quality of its services by benchmarking such factors as sales per hour and level of customer complaints. The Company's information systems enable it to provide clients with reports on a real-time basis as to the status of an ongoing campaign and can transmit summary data and captured information electronically to clients. Access to this data enables the Company's clients to modify or enhance an ongoing campaign to improve its effectiveness.

     Since the Company's client service representatives deal directly with its clients' customers and sales prospects, the Company places a heavy emphasis on its training and quality control process. The Company has a training staff at each facility dedicated to conducting both primary and recurrent training for all client service representatives. The Company employs a quality control staff at each facility that measures quality on both a quantitative and qualitative basis. This attentiveness to training and customer service enables the Company's client service representatives to perform a variety of highly complex and proprietary functions for its clients.

EMPLOYEES

     As of June 30, 1998, ATC employed approximately 4,128 persons including 3,679 client service representatives. As of August 31, 1998, following the Merger, the Company employed approximately 9,400 people including more than 8,300 client service representatives. The Company believes its relationship with its employees is good.

ITEM 2.   PROPERTIES

     The Company's principal executive offices and operational and administrative headquarters are located in a 23,333 square foot building in Irving, Texas that is leased by the Company. This lease expires on December 31, 2003. The Company also maintains office space in Dallas, Texas containing approximately 4,170 square feet that is occupied pursuant to a lease expiring November 30, 2001. All of the Company's facilities are occupied pursuant to various lease arrangements, except the Chicago facility, which is owned by the client and is occupied by the Company at the client's expense. As of June 30, 1998, the Company performed its services in the facilities listed below:

                            CLIENT SERVICE CENTERS

                                               LEASE             SQUARE       PRODUCTION
           LOCATION                       EXPIRATION DATE        FOOTAGE     WORKSTATIONS
-------------------------------------     ---------------        -------     ------------
Addison (Dallas), Texas                     June 30, 1999         90,000        1,214
Chicago, Illinois                         owned by client            n/a           69
Garland (Dallas), Texas                 December 31, 1998         12,963          236
Irving (Dallas), Texas (2 facilities)   December 31, 2003         83,825        1,390
Joplin, Missouri                         February 1, 2008         33,055          336
                                                                 -------        -----
                                                                 219,843        3,245
                                                                 -------        -----
                                                                 -------        -----

     The Company believes it can extend the leases at these locations or relocate the facilities at terms comparable with its current lease obligations. While the Company's current capacity is sufficient to handle its current production demands, as the Company's growth continues, additional call center facilities may be needed.

ITEM 3.   LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to its businesses, and as discussed below, neither the Company nor its subsidiaries are parties to, nor are their properties the subject of, any material pending legal proceedings. From time to time, the Company is involved in litigation incidental to its business. The Company believes that such litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company's results of operations or financial condition.

     On April 14, 1998, a complaint was filed in the Court of Chancery in Delaware by Dore Kreisler against ATC, the directors of ATC and IQI seeking "injunctive and other appropriate relief" in connection with the proposed Merger. The plaintiff alleges that ATC's directors breached their fiduciary duties to plaintiff and the class of ATC shareholders by, among other things, not conducting "an auction process or active market check" and that consequently, the exchange ratio in the Merger was unfair to ATC's shareholders. IQI is included as a defendant for allegedly aiding and abetting the ATC board's alleged breach of fiduciary duties. The Company and its board have determined that the case is without merit, and each intends to defend itself against the claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on July 9, 1998, at which there were 16,601,867 shares present or represented by proxy, which was equal to approximately 75.9% of the shares entitled to vote. At such meeting, the following matters were approved by the requisite vote:

     1. The Merger of Sub with and into IQI, pursuant to the terms and subject to the conditions of the Merger Agreement, which resulted in IQI becoming a wholly-owned subsidiary of ATC, was approved by the affirmative vote of 5,593,576 shares, with 145,451 shares voting against, 42,155 shares abstaining and 10,820,685 broker non-votes;

     2. An amendment to the ATC Amended and Restated Certificate of Incorporation (the "ATC Charter") to increase the number of authorized shares of ATC Common Stock from 27,500,000 to 100,000,000 was approved by the affirmative vote of 15,916,448 shares, with 587,867 shares voting against, 97,522 shares abstaining and no broker non-votes;

     3. An amendment to the ATC Charter changing the name of the company from ATC Communications Group, Inc. to "Aegis Communications Group, Inc." was approved by the affirmative vote of 16,267,433 shares, with 251,827 shares voting against, 82,607 shares abstaining and no broker non-votes;

     4. The ATC 1998 Stock Option Plan was approved by the affirmative vote of 4,510,023 shares, with 1,106,253 shares voting against, 164,906 shares abstaining and 10,820,685 broker non-votes;

     5. The selection of PricewaterhouseCoopers, LLP to serve as ATC's independent auditors for the 1998 fiscal year was ratified by the affirmative vote of 16,459,883 shares, with 65,256 shares voting against, 76,728 shares abstaining and no broker non-votes; and

     6. The following board of directors of the Company were elected to serve until each of their respective successors shall have been duly elected and qualified. The number of votes cast for and withheld for each director were as follows:

                                                    VOTES CAST
                                             ------------------------
     NOMINEE                                     FOR         WITHHELD
-----------------                            ----------      --------
Michael G. Santry                            16,293,071       308,796
Paul G. Stern                                16,325,067       276,800
Stephen A. McNeely                           16,325,067       276,800
Matthew S. Waller                            16,325,067       276,800
Edward Blank                                 16,325,067       276,800
Daniel H. Chapman                            16,325,067       276,800
Drew Lewis                                   16,325,067       276,800
David L. Malcolm                             16,325,067       276,800
Frederic V. Malek                            16,325,067       276,800
William G. Moore, Jr.                        16,325,067       276,800
Darryl D. Pounds                             16,293,071       308,796
Peter V. Ueberroth                           16,325,067       276,800

     In addition, at the annual meeting, the proposed amendment to the ATC Charter to classify the board of directors into three classes of four directors each failed, with 5,039,983 shares voting for, 785,785 shares voting against, 113,251 shares abstaining and 10,662,848 broker non-votes. Such matter required a majority vote of all shares eligible to vote at the annual meeting rather than a simple majority of votes cast.

                                      PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock, $.01 par value per share (the "Common Stock"), trades on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "AGIS". Until July 13, 1998, the Common Stock traded under the symbol "ATCT". As of September 18, 1998, there were approximately 52,287,398 shares of Common Stock outstanding held by approximately 796 holders of record.

     The table below lists the range of high and low closing prices for the Company's Common Stock as reported by the Nasdaq NMS for the two-year period ended June 30, 1998 and the subsequent interim period.

Fiscal Year Ended June 30, 1997        High      Low
-------------------------------        ----      ---
     First Quarter                     19 3/4    11 1/4

     Second Quarter                    26 1/4    11 3/8

     Third Quarter                     15         5

     Fourth Quarter                     6 5/8     2  9/16

Fiscal Year Ended June 30, 1998        High      Low
-------------------------------        ----      ---

     First Quarter                      5 9/16    4

     Second Quarter                     4 1/8     1 9/32

     Third Quarter                      2 3/4     1 3/8

     Fourth Quarter                     3 3/16    1 19/32

Interim Period from July 1, 1998       High      Low
--------------------------------       ----      ---

     through September 18, 1998         3         1 7/8


     The above quotations represent prices between dealers and do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

DIVIDENDS

     To date, the Company has not declared a cash dividend on its Common Stock. The Company intends to retain any earnings for use in the operation and expansion of its business, and therefore does not anticipate declaring a cash dividend in the foreseeable future. The Company has accrued an annual dividend of $0.36 per share on its 29,778 outstanding shares of Series B Preferred Stock. Under the Credit Agreement, the Company and its subsidiaries are prohibited from paying dividends on their capital stock until all the bank's commitments have terminated and all the Company's and its subsidiaries' obligations under the Credit Agreement have been satisfied.

ITEM 6.   SELECTED FINANCIAL DATA

     The table below sets forth certain selected consolidated historical financial data for ATC and its subsidiaries for the last five years. This information should be read in conjunction with Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                                    FOR THE YEAR ENDED JUNE 30,
                                                ------------------------------------------------------------------
                                                 1994            1995         1996            1997          1998
                                                -------        -------       -------         ------        -----
                                                      (In thousands except per share and operating data)
STATEMENTS OF OPERATIONS DATA
Revenues (1)                                    $37,447        $61,354       $94,314         $97,629       $91,585
Gross profit                                     10,586         18,239        31,150          29,347        23,743
SG&A expenses                                     8,134         13,246        18,035          22,847        24,102
Depreciation and amortization                     1,113          2,238         2,938           3,618         4,276
Operating income (loss)                           1,339          2,755        10,177           2,882        (4,635)
Interest expense, net                               819            858           759             498           889
Litigation settlement                                 -              -             -               -         1,900
Income (loss) from continuing operations before
  income taxes                                      520          1,897         9,418           2,384        (7,424)
Net income (loss) from continuing operations (2)    340          1,445         5,850           1,429        (4,861)
Net income (loss) (3)                             2,996          1,335         5,850           1,429        (4,861)
Diluted earnings (loss) from continuing
  operations per share (2)                      $  0.02        $  0.06       $  0.25         $  0.06       $ (0.23)
Diluted earnings (loss) per share (2)           $  0.21        $  0.05       $  0.25         $  0.06       $ (0.23)
Weighted average number of common and
  common equivalent shares outstanding           13,685         18,441        21,177          22,150        21,483

OPERATING DATA
EBITDA (4)                                      $ 2,451        $ 4,992       $13,114         $ 6,500       $  (359)
Net cash provided by (used in) operating
 activities                                        (192)         5,279           732           4,067        (3,558)
Net cash provided by (used in) investing
 activities                                       1,589         (4,456)       (2,521)         (3,248)       (3,091)
Net cash provided by (used in) financing
 activities                                       1,878         (3,508)        1,031          (1,909)        6,312
Client service center facilities at end of
 period                                               5              6             6               6             6
Production workstations at end of period          1,472          2,946         3,275           3,238         3,245

                                                                         AS OF JUNE 30,
                                                -------------------------------------------------------------------
                                                 1994            1995         1996            1997          1998
                                                -------        -------       -------         ------        -----
                                                                       (In thousands)
BALANCE SHEET DATA
Working capital                                 $ 5,436        $ 2,638       $ 9,383         $15,080       $ 5,444
Total assets                                     24,261         25,357        37,780          41,223        48,338
Long-term obligations, less current maturities    3,142          3,579         2,455           4,754         3,471
Total liabilities                                13,249         13,120        18,338          12,602        25,495
Shareholders' equity                             11,012         12,237        19,442          28,621        22,843

(FOOTNOTES APPEAR ON FOLLOWING PAGE)

(1) Includes revenues generated by the teleservices subsidiary only; sales of discontinued operations are omitted.

(2)  Includes a $1,900 litigation settlement in fiscal 1998.

(3) Includes (i) in fiscal 1994 and 1995, income (loss) from operations of discontinued business segments of $109, or $0.01 per diluted share, and $(109), or $(0.01) per diluted share, respectively, net of applicable taxes, and (ii) in fiscal 1994, the gain on the disposition of the assets of a discontinued business segment of $2,547, or $0.18 per diluted share, net of applicable taxes.

(4) EBITDA is defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization and litigation settlement reserve. While it should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of financial performance and liquidity under generally accepted accounting principles ("GAAP"), EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth statements of operations data as a percentage of revenues for the periods indicated:

                                                         YEAR ENDED JUNE 30,
                                                 ---------------------------------
                                                  1996           1997        1998
                                                  ----           ----        ----
Revenues                                         100.0%         100.0%       100.0%
Cost of services                                  67.0%          69.9%        74.1%
                                                 -----          -----        -----
Gross margin                                      33.0%          30.1%        25.9%
Selling, general and administrative expenses      19.1%          23.4%        26.3%
Depreciation and amortization                      3.1%           3.7%         4.7%
                                                 -----          -----        -----
     Total expenses                               22.2%          27.1%        31.0%
                                                 -----          -----        -----
Operating income (loss)                           10.8%           3.0%        (5.1%)
Interest expense                                   0.9%           0.6%         1.1%
Interest and other income                          0.1%           0.1%         0.2%
Litigation settlement                                 -              -         2.1%
                                                 -----          -----        -----
Income (loss) before income taxes                 10.0%           2.5%        (8.1%)
Income tax expense (benefit)                       3.8%           1.0%        (2.8%)
                                                 -----          -----        -----
     Net income (loss)                             6.2%           1.5%        (5.3%)
                                                 -----          -----        -----
                                                 -----          -----        -----

FISCAL 1998 VS. FISCAL 1997

     The Company experienced a net loss of $4.9 million, or 5.3% of revenues of $91.6 million, for the fiscal year ended June 30, 1998, versus net income of $1.4 million, or 1.5% of revenues of $97.6 million, earned in fiscal 1997. Excluding a $1.9 million litigation settlement ($1.254 million, net of taxes), net loss was $3.6 million, or 3.9% of revenues, for fiscal 1998 as compared to net income of $1.4 million, or 1.5% of revenues, in fiscal 1997.

     Revenues decreased $6.0 million, or 6.1%, during the fiscal year ended June 30, 1998 as compared to revenues generated in fiscal 1997. This decrease in revenues was due primarily to a price reduction and decreases in service volumes from the Company's historically largest client. Revenue from this client declined approximately $25.9 million, or 60.4%, for the fiscal year ended June 30, 1998 versus the comparable prior year period.

     Approximately 18.5% of the Company's revenues during the fiscal year ended June 30, 1998 were generated by the Company's historically largest client as compared to 43.9% in the fiscal year ended June 30, 1997. Excluding this client, revenues increased approximately $19.8 million, or 36.2%, in the fiscal year ended June 30, 1998 versus the prior year period. The Company's three largest clients accounted for approximately 63.9% of the Company's revenues during the fiscal year ended June 30, 1998 as compared to approximately 71.5% in the prior year period.

     During the fiscal year ended June 30, 1998, the Company signed a contract extension with one of its large telecommunications clients, signed a long-term renewal of its existing agreement with Western Union Financial Services and entered into the third extension of the Company's long-standing relationship with the Chicago Regional Transit Authority ("RTA"). The Company also was awarded a renewal of its agreement with Integrion Financial Network, a provider of interactive banking and electronic commerce services to financial institutions in the United States and Canada owned equally by 18 banks, Visa U.S.A. and IBM Corp.

     During the first quarter of fiscal 1998, the Company began providing services to a new Internet customer and four new telecommunications clients. During the quarter ended December 31, 1997, the Company entered into new business agreements with two regional Bell operating companies ("RBOCs"), the Interconnect division of U S West Communications Group and an RBOC in the Northeast. The Company did not provide services to the northeastern RBOC in fiscal 1998 although the Company began providing services to U S West's Interconnect division. In addition, the Company signed an agreement with and began providing customer acquisition, customer care and activation services to Omnipoint Communications, a leading provider of digital PCS communications services in the New York and Philadelphia metropolitan areas. During the quarter ended March 31, 1998, the Company entered into a new contract with and began providing customer acquisition services to America Online, Inc., a world leader in branded interactive services and content. During the quarter ended June 30, 1998, the Company signed an agreement to provide outbound customer acquisition services to a large diversified financial services company that provides consumer finance, commercial leasing and finance, credit cards and related services. The Company also entered into a new contract with and began providing inbound customer services to a leading provider of rentable home entertainment. In addition, the Company has been chosen by VHA, Inc., a national healthcare alliance based in Irving, Texas, to provide inbound customer service support for an 800 number which consumers will call to access healthcare information.

     During fiscal 1998, Pacific Bell ended its relationship with the Company as a result of Pacific Bell's acquisition by SBC Communications Inc., an RBOC that performs its teleservices in-house. Pacific Bell represented approximately 2.4% of the Company's revenues in fiscal 1998.

     The Company is continuing its strategy of endeavoring to secure recurring revenues from long-term relationships with targeted, large corporate clients that utilize telecommunications strategies as an integral, ongoing element in their marketing and customer service programs. In addition to providing services on an outsourcing basis, in which the Company provides all or a substantial portion of a client's telemarketing needs, the Company also continues to perform project-based services for certain customers. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones.

     For the fiscal year ended June 30, 1998, gross profit earned on revenues decreased $5.6 million, or 19.1%, from fiscal 1997. For fiscal 1998, gross margin as a percentage of revenues was 25.9% versus 30.1% for fiscal 1997. Both the decrease in gross profit and in gross margin as a percentage of revenues for the fiscal year ended June 30, 1998 as compared with the comparable prior year period were due to lower capacity utilization resulting from significant decreases in service volumes from the Company's historically largest client, a price reduction from this client, and increased training expenses and labor rates in the markets in which the Company has traditionally operated.
Management is continuing its efforts to improve operating efficiencies while maintaining the Company's high quality standards.

     Selling, general and administrative ("SG&A") expenses increased approximately $1.3 million, or 5.5%, in the year ended June 30, 1998 as compared to fiscal 1997 as a result of the recording of severance expense and other non-recurring charges of approximately $633,000 in the Company's first fiscal quarter, and increases in recruiting and administrative costs compared to the prior year period.

SG&A expenses as a percentage of revenues increased to 26.3% in fiscal 1998 from 23.4% in fiscal 1997. Excluding the impact of non-recurring charges, SG&A expenses were 25.6% of revenues in fiscal 1998. SG&A decreased approximately $1.0 million, or 13.2%, in the quarter ended June 30, 1998 versus the prior year quarter. The decrease in SG&A expense in the current year quarter was primarily the result of a reduction-in-force in operations management and administrative which was implemented in the Company's third quarter of fiscal 1998.

     On July 29, 1998, the Company announced that it will record, in the quarter ending September 30, 1998, a pre-tax restructuring reserve of $13.0 million in connection with the Merger. Aegis has formulated a comprehensive restructuring plan to integrate each of ATC's and IQI's best practices and leverage existing infrastructure in order to achieve efficiencies and improve capacity utilization. As such, the Company will record a restructuring reserve primarily related to transitional costs and write-offs associated with the consolidation of ATC's and IQI's operational and information technology infrastructures. The charge consists of one-time write-offs of redundant hardware and software; costs of conversion to common accounting, reporting and information technology platforms; and consolidation of certain functions including costs to relocate administrative offices and employees, costs to migrate certain locations, severance and other associated expenses.

     The increase in depreciation and amortization expense of $0.7 million, or 18.2%, for fiscal 1998 over fiscal 1997 is primarily the result of expansion in the Company's operating capacity including the build-out and opening of a new call center in Joplin, Missouri during the fiscal year ended June 30, 1998. As a percentage of revenues, depreciation and amortization expense for fiscal 1998 was 4.7% versus 3.7% for fiscal 1997.

     For the fiscal year ended June 30, 1998, net interest expense increased $0.4 million, or 78.7%, as compared to fiscal 1997 due primarily to an increase in interest expense related to increased utilization of the Company's working capital line of credit.

     For the 1998 fiscal year, the Company's effective tax benefit rate was approximately 34.5%. In fiscal 1997, the Company's effective tax expense rate was 40.1%. The decrease in the Company's effective tax rate was primarily due to a decrease in the impact of income-based state taxes on the total income tax rate.


FISCAL 1997 VS. FISCAL 1996

     The Company earned net income from continuing operations of $1.4 million, or 1.5% of revenues of $97.6 million, for the fiscal year ended June 30, 1997, versus net income from continuing operations of $5.9, or 6.2% of revenues of $94.3 million, earned in fiscal 1996.

     Revenues increased $3.3 million, or 3.5%, during the fiscal year ended June 30, 1997 over revenues generated in fiscal 1996. This revenue growth was the result of the addition of new clients and was partially offset by decreases in the volume of services provided to certain of the Company's existing clients. Approximately 44% of the revenues earned by the Company during fiscal 1997 and fiscal 1996 originated from one of the Company's existing clients. During the fourth quarter of fiscal 1997, the percentage of the Company's revenue derived from this client declined to approximately 31% as a result of reduced volumes and delays in certain of the client's programs while the client reevaluated and reorganized the management of its teleservices efforts.

     For the fiscal year ended June 30, 1997, gross profit earned on revenues decreased $1.8 million, or 5.8%, from fiscal 1996. The decrease in gross profit was due to: (i) additional costs associated with the implementation of new internal reporting systems; and (ii) lower capacity utilization resulting from the decline in service volumes with the Company's largest client and a change in business mix which resulted in decreased operating efficiencies. Management continued its efforts to improve operating efficiencies while maintaining the Company's high quality standards. For fiscal 1997, gross margin as a percentage of revenues was 30.1% versus 33.0% for fiscal 1996.

     Selling, general and administrative ("SG&A") expenses increased $4.8 million, or 26.7%, in fiscal 1997 as compared to fiscal 1996. This increase in expenses was primarily the result of the addition of personnel and infrastructure in anticipation of expected revenue growth. In response to slower than expected revenue growth, the Company initiated an aggressive expense reduction program, in the fourth quarter of fiscal 1997, to match expenses with future expected revenue levels. The increase in SG&A expenses was also due in part to approximately $1.2 million in non-recurring charges and management transition expenses. SG&A expenses as a percentage of revenues increased to 23.4% in fiscal 1997 from 19.1% in fiscal 1996.

     The increase in depreciation and amortization expense of $0.7 million, or 23.2%, for fiscal 1997 over fiscal 1996 was primarily the result of expansion in the Company's operating capacity and new internal systems in fiscal 1997. Despite the increase in whole dollars, the impact of the expansion on depreciation and amortization expense was mitigated somewhat by the increase in revenues. As a percentage of revenues, depreciation and amortization expense for fiscal 1997 was 3.7% versus 3.1% for fiscal 1996.

     For the fiscal year ended June 30, 1997, net interest expense decreased $0.3 million, or 34.4%, as compared to fiscal 1996 due primarily to an increase in interest expense in the prior fiscal year related to the write-off of approximately $0.2 million in unamortized fees associated with the Company's previous banking relationship and lower utilization of the Company's working line of credit.

     For the 1997 fiscal year, the Company's effective tax rate was approximately 40.0%. In fiscal 1996, the Company's effective tax rate was 37.9%. The increase in the Company's effective tax rate was primarily due to additional income-based state taxes paid.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

                                                                     YEAR ENDED JUNE 30,
                                                               ----------------------------------
                                                                 1996        1997          1998
                                                               -------      -------       -------
Net cash provided by (used in) operating activities            $   732      $ 4,066       $(3,558)
Net cash used in investing activities                           (2,521)      (3,248)       (3,091)
Net cash provided by (used in) financing activities              1,031       (1,909)        6,312
                                                               -------      -------       -------
   Net decrease in cash and cash equivalents                   $  (757)     $(1,091)      $  (337)
                                                               -------      -------       -------
                                                               -------      -------       -------

     The Company has historically utilized cash flow from operations and available borrowing capacity under credit facilities to meet its liquidity needs. Despite experiencing negative cash flow from operating activities in the fiscal year ended June 30, 1998, management believes the Company currently has the liquidity and access to working capital to meet its near-term cash flow demands through operating income and borrowings under the Credit Agreement.

    During fiscal 1998, net cash provided by operating activities decreased $7.6 million, or 187.5%, from fiscal 1997, primarily due to a pre-tax operating loss of $4.6 million in fiscal 1998 as compared to a pre-tax operating profit of $2.9 million in fiscal 1997 as well as a $1.9 million litigation settlement payment incurred in the fourth quarter of fiscal 1998. The decline in operating income was due to a $5.6 million decrease in gross profit, a $1.3 million increase in SG&A expenses, a $0.7 million increase in depreciation and amortization expense and a $0.5 million increase in interest expense.

     Cash used in investing activities during fiscal 1998 totaled $3.1 million, representing a 4.8% decrease from fiscal 1997. These expenditures primarily consisted of new telecommunications equipment and information technology hardware required in the maintenance, upgrade and expansion of the Company's operations including the build-out of a new client service center in Joplin, Missouri and the upgrade or replacement of workstations in the Company's existing facilities. Capital expenditures during the last three fiscal years totaled $9.1 million and have been funded with proceeds from bank borrowings and excess cash from operations.

     During fiscal 1998, financing activities included borrowing activity under the Company's credit facilities, bridge financing guaranteed by Thayer Equity Investors III, L.P. ("Thayer") and the securing of capital lease obligations.

     On June 25, 1998, a summary judgment of approximately $2.4 million, including prejudgment interest and costs, was entered against ATC in a breach of contract case filed by an ATC option holder in the United States District Court, District of Kansas. At such time, the Company accrued an anticipated settlement payment amount (the "Kansas Litigation Settlement") of $1.9 million for the quarter ending June 30, 1998. Subsequent to the end of the 1998 fiscal year, the Company settled the lawsuit for a cash payment of $1.9 million. As part of the settlement, the plaintiff also agreed to exercise its option (granted on December 21, 1994) to acquire 225,000 shares of the Company's common stock for $1.00 per share by September 15, 1998. In addition, the Company obtained a full release and waiver of the plaintiff's claims in connection with the Kansas matter.

     In connection with the Merger, IQI entered into a Second Amended and Restated Credit Agreement dated as of July 9, 1998 (the "Credit Agreement") with The Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB") whereby Scotiabank and CSFB rolled over and continued their loan commitments to IQI aggregating $53.0 million and Scotiabank committed to provide IQI an additional $12.0 million in revolving loans, resulting in a total facility of $65.0 million. The proceeds of the additional loan were used to refinance the bank indebtedness of Advanced Telemarketing Corporation, a wholly-owned subsidiary of ATC ("Advanced"), to pay transaction expenses, and for general corporate and working capital needs of IQI and Advanced. As part of the amendment of the Credit Agreement, the Company and Advanced agreed to guarantee the IQI indebtedness and grant blanket security interests in their assets to secure repayment of the banks' loans. The Company also pledged its shares of Advanced common stock to the banks to secure repayment of the banks' loans.

     The Credit Agreement contains various covenants that limit, among other things, the operating subsidiaries' indebtedness, capital expenditures, investments, payments and dividends to the Company and requires the operating subsidiaries to meet certain financial covenants. Similarly, under the terms of the Company's guaranty of its operating subsidiaries' obligations, the Company is subject to certain covenants limiting, among other things, its ability to incur indebtedness, enter into guaranties, and acquire other companies. The Credit Agreement is secured by liens on the operating subsidiaries' accounts receivable, furniture and equipment, and is guaranteed by the Company.

     In connection with the Merger, Thayer provided $6.8 million in subordinated indebtedness (the "Subordinated Indebtedness") as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 (110% of the average of the high and low prices of ATC Common Stock on April 7, 1998, the day before the announcement of the proposed Merger).

     On July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. The Thayer-led group's obligation to fund the debt and the Company's obligation to issue the warrants are subject to customary conditions. The additional indebtedness, when and if drawn, is convertible into the Company's Common Stock at a conversion price of $2.375 per share, the closing price of such stock on July 2, 1998, the date the Thayer-led group agreed to the commitment. Such debt would be in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously committed to lend to the Company. As of September 18, 1998, the Company had drawn $1.9 million of this commitment in connection with the payment of the Kansas Litigation Settlement.

     The Merger Agreement also contains a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by Michael G. Santry, the Company's Co-Chairman, to March 31,
1999.   At August 31, 1998, the principal and accrued but unpaid interest on the note totaled approximately $1.8 million.

     The Company operates in a fast-growing, highly competitive industry. As such, the Company began implementation of its new site strategy, which focuses on smaller call centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated, by opening a new 336-station client service in Joplin, Missouri in February 1998. Company growth and continued implementation of the new site strategy will necessitate additional call center facilities and such facilities will have furniture, equipment and technological requirements consistent with the Company's existing facilities.
 Management anticipates opening new centers comparable to the Joplin facility later in calendar 1998 and in 1999. To that end, on August 18, 1998, the Company announced plans to open a client service center in Elkins, West Virginia in November 1998.

     In addition to traditional growth strategies, management has been pursuing opportunities for growth through acquisition of other teleservices companies. The Company believes that the Merger evidences management's commitment to the Company's strategy of growth through acquisition. In its decision to enter into the Merger Agreement, the ATC Board considered a variety of factors, which it will also consider when evaluating future business combinations. The factors considered included the following: (i) the Merger should result in a larger and more diversified company in the teleservices marketplace that should enhance ATC's competitiveness in existing markets and facilitate more rapid entry into other markets through IQI's existing operations; (ii) the businesses of ATC and IQI are compatible and the Merger should enable ATC to combine its strengths in inbound teleservices and information technology with IQI's expertise in outbound teleservices, its pay-for-performance pricing model, database analysis capability and custom marketing research to provide a more complete, single source solution for its customers' needs; (iii) the Merger offers increased sales and marketing opportunities through the addition of the IQI sales force, the client base of IQI's custom marketing research division, Elrick & Lavidge, and the extensive business contacts and relationships of IQI's controlling stockholder, Thayer; (iv) the Merger should create synergies and economies of scale through the reduction of operational and management redundancies that should help the Company to improve its cash flow and operating margins; (v) the Merger should permit improved access to the capital markets due to the result of increased capitalization and profitability; and (vi) the Merger and the cash investment in the Company by Thayer pursuant to the Subordinated Indebtedness, which was conditioned on the execution of the Merger Agreement, provided interim financial support required by the Company for its working capital needs.

     Due to the known risk of computational errors with respect to computer systems utilizing dates after December 31, 1999, the Company is currently in the process of assessing its information technology infrastructure to prepare for any potential Year 2000 impact with its clients and suppliers. Although the Company has yet to finalize its estimate of the total costs needed for Year 2000 compliance, it does not expect that these costs will have a material impact on its results of operations and financial position. Although Aegis is committed to making its information technology infrastructure Year 2000 compliant as soon as practical, it is uncertain as to the extent its clients and suppliers may be affected by Year 2000 issues that may cause disruptions in their businesses.

     Although no assurances can be made in this regard, management anticipates that, based on the Company's ability to secure such financing to date, the Company should be able to secure debt or equity funding for its future working capital needs, the capital equipment requirements of future call center facilities and potential acquisition opportunities.

     Management knows of no trends or uncertainties other than those mentioned above which are expected to have a material favorable or unfavorable impact on operating results.


OUTLOOK AND UNCERTAINTIES

     Certain information in this Form 10-K may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to those summarized below:


RISKS RELATED TO THE MERGER

IMPLEMENTATION OF BUSINESS STRATEGY

     The success of the Merger will depend, to a large extent, upon whether the integration of ATC's and IQI's businesses is accomplished in an efficient and effective manner. As such, Aegis will be subject to the risks normally involved in the development and implementation of a new business strategy, which will involve the integration of each company's operating, administrative, finance, sales and marketing organizations, as well as each company's communication technologies and the coordination of sales efforts and streamlining facilities and back-office operations. In addition, each company's customers will need to be reassured that their services will continue uninterrupted. Moreover, Aegis will be dependent upon a new management group to effectuate and administer the new business plan successfully. Execution of this strategy will place significant demands on Aegis' financial and management resources, and there can be no assurance that such demands will not adversely affect Aegis' future financial performance or that Aegis will be successful in fully implementing its estimated cost savings or in identifying, acquiring, managing or integrating additional operations. The diversion of management attention and any difficulties encountered in the transition process could have an adverse impact on the revenue and operating results of Aegis. Implementation of Aegis' strategy could also be affected by a number of factors beyond Aegis' control, such as loss of personnel, the response of competitors and regulatory developments. There can be no assurance that Aegis will be able to implement successfully the strategies that it intends to pursue and achieve profitable operations in the near and long term.

NEW MANAGEMENT

     Aegis' future success depends, to a large extent, on the efforts and abilities of the members of its management team. The Chief Executive Officer of Aegis is Stephen A. McNeely (the former President and Chief Executive Officer of
IQI) and the Chief Financial Officer of Aegis is Matthew S. Waller (the former Chief Financial Officer of ATC). Although each of these individuals has experience with his prior company, each will have to acquaint himself with the specific operations of the other company and the resulting combined operations of Aegis. The need for Aegis' new management team to further acquaint itself with the combined business and operations, particularly when coupled with the risks associated with implementing the business strategy, may have an adverse impact on the profitability of Aegis.

     In addition, at the Company's annual meeting of stockholders held on July 9, 1998, the stockholders elected a new board of directors comprised of six nominees of ATC and six nominees of IQI, with Michael G. Santry of ATC and Paul
G. Stern of IQI as Co-Chairmen of the board. Effective with the Merger, the Company also amended its bylaws to require the approval of seven directors for certain transactions. Although management expects that the board of directors of Aegis will be able to resolve major business issues, there can be no assurance that, given the equal allocation of board seats to each party to the Merger, deadlocks will not occur. See "Outlook and Uncertainties - New Management."

     Certain stockholders who, in the aggregate, own more than a majority of the voting stock of Aegis have entered into a Stockholders' Agreement whereby, for a period of two years from the date of the Merger Agreement, each such stockholder has agreed to vote its shares of Aegis capital stock in favor of the nominees to the board of directors of Aegis selected by the representative of the other party's stockholder group.

INCREASED LEVERAGE; FUTURE CAPITAL REQUIREMENTS

     Following consummation of the Merger, Aegis has substantially higher debt than historical ATC. On a pro forma basis as of June 30, 1998, Aegis had approximately $59.7 million in principal amount of senior debt outstanding and $9.9 million in subordinated indebtedness, which results in a total debt to total capitalization ratio of approximately 48%. Aegis' tangible net book value on the same pro forma basis was approximately $6.4 million. The degree to which Aegis will be leveraged could adversely affect Aegis' ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. Aegis' future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, the timing and cost of acquisitions and efforts to expand existing operations. If funds available through the Credit Agreement, Subordinated Indebtedness and cash flows from operations are insufficient to meet current or planned operating requirements, Aegis will be required to obtain additional funds through equity or debt financings or from other sources. The terms of any equity financings may be dilutive to the Company's stockholders and the terms of any debt financings are likely to contain restrictive covenants that limit Aegis' ability to pursue certain courses of action. In addition, the terms of the Credit Agreement will limit the Company's ability to incur debt other than pursuant to the existing facilities. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, Aegis may be required to restructure its existing indebtedness or forego strategic decisions or delay, scale back or eliminate certain aspects of its operations, which could have a material adverse effect on Aegis' business, financial condition and results of operations.

FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

     Aegis anticipates that its future growth will be driven primarily by industry trends toward outsourcing of telephone-based sales, marketing, and customer service operations and increased penetration by Aegis of new and existing clients and markets. Future growth will also depend on a number of factors, including the effective and timely initiation and development of client relationships, the opening of new call centers and the recruitment, motivation and retention of qualified personnel. Sustaining growth will also require the implementation of enhanced operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that Aegis will be able to manage expanding operations effectively or maintain or accelerate growth.

CONTROL BY PRINCIPAL SHAREHOLDER

     Thayer and its affiliates beneficially own approximately 38% of the voting stock of Aegis. As a result, Thayer will be able to exercise significant control over the outcome of substantially all matters requiring action by Aegis' shareholders. Such voting concentration may have the effect of discouraging, delaying or preventing a change in control of Aegis. Moreover, stockholders owning more than a majority of the voting stock of Aegis (including Thayer) have entered into a Stockholders' Agreement whereby, for a period of two years from the date of the Merger Agreement, each such stockholder has agreed to vote its shares of Aegis capital stock in favor of the nominees to the board of directors of Aegis selected by the representative of the other party's stockholder group.

POSSIBLE VOLATILITY OF STOCK PRICE

     The trading price of Aegis Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results of Aegis, the depth and liquidity of the market for Aegis Common Stock, investor perception of Aegis after the Merger and the industry in which it competes, the gain or loss of significant customer contracts, changes in management or new services by Aegis or competitors, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Aegis Common Stock. From October 1, 1996 through September 18, 1998, the market price per share of Aegis Common Stock as reported on Nasdaq National Market System reached a high of $26 1/4 and a low of $1 3/16.

SHARES AVAILABLE FOR FUTURE SALE

     No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sales by former IQI stockholders, will have on the market price of Aegis Common Stock prevailing from time to time. Sales of substantial amounts of Aegis Common Stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may adversely affect prevailing market prices for Aegis Common Stock. Although Thayer, Edward Blank and other affiliates of Aegis are restricted from reselling their respective shares of Aegis common stock under Rule 144 and Rule 145 of the Securities Act, certain former IQI stockholders have the right to nominate half of the directors to the Aegis board of directors per year for the next two years. Upon a vote of seven directors, the board may elect to register shares of common stock with the Commission for resale to the public.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     Aegis could experience quarterly variations in revenues and operating income as a result of many factors, including the timing of clients' marketing campaigns and customer service programs, the timing of additional selling, general and administrative expenses to acquire and support such new business and changes in Aegis' revenue mix among its various service offerings. In connection with certain contracts, Aegis could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely materially and adversely affect Aegis' operating results for that quarter. Historically, revenue growth has tended to minimize significant quarterly fluctuations in the Company's business. However, Aegis' business tends to be slower in the first and third quarters due to client marketing programs which are typically slower in the post-holiday and summer months.

DEPENDENCE ON KEY PERSONNEL

     The success of Aegis depends in large part upon the abilities and continued service of its executive officers and other key employees. There can be no assurance that Aegis will be able to retain the services of such officers and employees. The loss of key personnel could have a material adverse effect on Aegis. In order to support its growth, Aegis will be required to effectively recruit, develop and retain additional qualified management personnel.


GENERAL AND INDUSTRY RISKS

RELIANCE ON MAJOR CLIENTS

     A significant portion of ATC's historic revenues has been derived from relatively few clients. In fiscal 1998, approximately 26.6% of the Company's revenues originated from American Express, 18.8% from U S West Communications, 18.5% from AT&T and 11.7% from Universal Card. In fiscal 1997, the Company's four largest clients, AT&T, American Express, U S West Communications and Universal Card accounted for approximately 43.9%, 19.0%, 8.6% and 6.1% of revenues, respectively. As a result of the reorganization of its telemarketing efforts, the Company's historically largest client negotiated a price reduction in certain of its programs and significantly reduced its service volumes during the fiscal year ended June 30, 1998. The general risk of reliance on one or a few major clients includes a number of more specific business risks that may adversely impact the provider's ability to derive revenue from the client, including without limitation: the risk that a client unilaterally decides to curtail or terminate marketing programs; the risk that service or billing disputes may adversely impact the client's desire to utilize the provider's services; the risk that the customer may decide to reduce the number of providers of the subject services or otherwise consolidate its operations; and the risk that financial, competitive or operational pressure on the client may inhibit its ability to purchase services from outside providers or prompt the client to negotiate lower fees for services provided. Moreover, many of Aegis' clients are concentrated in the telecommunications, financial services, insurance and publishing industries. A significant downturn in any of these industries or a trend in any of these industries not to use, or to reduce their use of, telephone-based sales, marketing or customer management services could have a materially adverse effect on Aegis' business. Although Aegis believes its relations with its major clients are good, the loss of one or more of these clients could have a material adverse effect on Aegis.

RISKS ASSOCIATED WITH AEGIS' CONTRACTS

     Aegis' contracts do not ensure that they will generate a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although the Company seeks to sign long-term contracts with their clients, the contracts generally enable the client to terminate the contract, or terminate or reduce program call volumes, on relatively short notice. Although many of such contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that Aegis will be able to collect such amount or that such amount, if received, will sufficiently compensate Aegis for its investment in the canceled program or for the revenues it may lose as a result of early termination.

DEPENDENCE ON OUTSOURCING TREND AND INDUSTRIES SERVED

     The Company's growth is dependent in part on continued demand for its services prompted by the trend toward outsourcing, as well as continued demand from the industries served by Aegis. If the interest in outsourcing wanes or there is a significant downturn in the telecommunications, financial services, insurance, entertainment or other industries, Aegis could be materially and adversely affected.

GOVERNMENT REGULATION

     Telephone sales practices are regulated at both the Federal and state levels. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations and to avoid making calls to such consumers.

     The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued its telemarketing sales rules which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers.

     In addition to the rules and regulations promulgated by the FCC and the FTC, from time to time, bills are introduced in Congress, which, if enacted, would regulate the use of credit information. The Company can not predict whether this legislation will be enacted and what effect, if any, it would have on the telemarketing industry.

     Most states have also enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses and post bonds. For instance, persons selling insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs. The industries served by Aegis are subject to various state government regulation with regard to selling practices and consumer disclosure requirements.

     There can be no assurance that additional Federal or state legislation, or changes in regulatory implementation, would not limit the activities of either Aegis or their respective clients in the future or significantly increase the cost of regulatory compliance.

DEPENDENCE ON LABOR FORCE

     The Company's business is very labor intensive and characterized by high personnel turnover. Although by industry standards Aegis believes its employees are highly qualified and well-trained, many employees receive modest hourly wages and many are part-time employees. A higher turnover rate among Aegis' employees would increase Aegis' recruiting and training costs and decrease operating efficiencies and productivity. Some of Aegis' operations, such as insurance product sales, require specially trained employees. Growth in the Company's business will require Aegis to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that Aegis will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of Aegis' costs consists of wages paid to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely affect Aegis.

COMPETITION

     The telecommunications-based marketing, customer service and call center management services industry in which Aegis is engaged is very competitive and highly fragmented. Competitors range in size from very small firms offering special applications or short-term projects to large independent firms and the in-house operations of many clients and potential clients. A number of competitors have capabilities and resources equal to, or greater than, Aegis'. Some of the Company's services also compete with direct mail, television, radio and other advertising media. There can be no assurance that, as the teleservices industry continues to evolve, additional competitors with greater resources than Aegis will not enter the industry (or particular segments of the industry) or that the Company's clients will not choose to conduct more of their telephone-based sales, marketing or customer service activities internally.

     The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks and other media, could have an adverse effect on the demand for Aegis' services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the Internet could reduce the demand for certain of Aegis' offered services. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although the Company attempts to monitor industry trends and respond accordingly, there can be no assurance that Aegis will be able to anticipate and successfully respond to such trends in a timely manner.

RELIANCE ON TECHNOLOGY; COMPUTER SYSTEMS

     The Company has invested significantly in sophisticated and specialized telecommunications and computer technology and has focused on the application of this technology to provide customized solutions to meet its clients' needs. Aegis anticipates that it will be necessary to continue to select, invest in and develop new and enhanced technology on a timely basis in the future in order to maintain its competitiveness. Aegis' future success will also depend in part on its ability to continue to develop information technology solutions that keep pace with evolving industry standards and changing client demands. In addition, the Company's business is highly dependent on its computer and telephone equipment and software systems, and the temporary or permanent loss of such equipment or systems, through casualty or operating malfunction, could have a materially adverse effect on Aegis' business.

Telephone Service Dependence

     The Company's business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of Aegis' services, or any significant interruption in telephone services, could have a materially adverse impact on Aegis.

RISK OF BUSINESS INTERRUPTION

     The Company's operations are dependent upon their respective ability to protect their call centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, technology failure or sabotage, natural disaster and other similar events. In the event Aegis experiences a temporary or permanent interruption at one or more of its call centers, through casualty, operating malfunction or otherwise, Aegis' business could be materially adversely affected and Aegis may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with Aegis. The Company maintains property and business interruption insurance; however, such insurance may not adequately compensate Aegis for any losses it may incur.

REVENUES AND SEASONAL NATURE OF BUSINESS

     The Company's revenues are affected by the timing and magnitude of its clients' marketing programs and the commencement of new programs. Additionally, expenses incurred to support client programs are affected by such timing; thus, the Company experiences and expects to continue to experience quarterly variations in revenues and operating results. Although the business is not seasonal in nature, historically, Aegis has generated a slightly larger percentage of its annual revenues in the second and fourth quarters of its fiscal year due to client marketing programs which are typically slower in the post holiday and summer months.

YEAR 2000 COMPLIANCE

     Due to the known risk of computational errors with respect to computer systems utilizing dates after December 31, 1999, the Company is currently in the process of assessing its information technology infrastructure to prepare for any potential Year 2000 impact with its clients and suppliers. Although the Company has yet to finalize its estimate of the total costs needed for Year 2000 compliance, it does not expect that these costs will have a material impact on its results of operations and financial position. Although Aegis is committed to making its information technology infrastructure Year 2000 compliant as soon as practical, it is uncertain as to the extent its clients and suppliers may be affected by Year 2000 issues that may cause disruptions in their businesses. In the event that any significant clients or suppliers do not successfully and timely achieve Year 2000 compliance, Aegis' business or operations could be adversely affected.

OTHER UNCERTAINTIES

     Other operating, financial or legal risks or uncertainties are discussed in the Company's Joint Proxy Statement/Prospectus or in ATC's other filings with the Commission from time to time in specific contexts. Aegis would be subject to general economic risks, the risk of loss of a major customer and other risks and uncertainties.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-32 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the Company as of September 18, 1998, as well as all positions and offices held by each such person and his term in each such position or office.

                                  Position with the Company           Held
         Name             Age           or Subsidiary            Position Since
------------------------  ----   ----------------------------   ----------------
Michael G. Santry          50    Co-Chairman of the Board         February 1986

Paul G. Stern              59    Co-Chairman of the Board             July 1998

Stephen A. McNeely         51    President and Chief
                                 Executive Officer                    July 1998
                                 Director                             July 1998

Matthew S. Waller          35    Chief Financial Officer             March 1997
                                 Director                          October 1997

William F. Bergeron, Jr.   37    Chief Technology Officer         December 1996

Jerry L. Sims, Jr.         37    Secretary                        February 1994
                                 Senior Vice President -         September 1991
                                 Controller

Edward Blank               63    Director                             July 1998

Daniel H. Chapman          53    Director                             July 1998

Drew Lewis                 66    Director                             July 1998

David L. Malcolm           44    Director                             July 1998

Frederic V. Malek          61    Director                             July 1998

William G. Moore, Jr.      59    Director                             July 1998

Darryl D. Pounds           48    Director                            March 1996

Peter V. Ueberroth         60    Director                             July 1998

     MICHAEL G. SANTRY has been a director of the Company since February 1986 and Chairman of the Board since September 1996. Mr. Santry previously held the positions of President and Chief Executive Officer of the Company from February 1986 through September 1996 and October 1997 through July 1998, and was Chief Financial Officer of the Company from February 1986 through September 1996. Mr. Santry founded Chartwell Group, Inc., a Dallas based investment firm, in 1996 and has served as its Chairman of the Board since that time. Since 1980, Mr. Santry has been President and a director of Lakewood Financial Consultants, Inc., a privately held corporation providing financial consulting services.

     PAUL G. STERN served as Chairman of IQI from November 1996 through July 1998 and co-founded Thayer Equity Investors III, L.P. in 1995. Prior to that, Dr. Stern was a Special Limited Partner at Forstmann Little & Co. From 1989 until 1993, Dr. Stern served as the Chairman and Chief Executive Officer of Northern Telecom Ltd. Prior to that time, Dr. Stern served as President and Chief Operating Officer of Burroughs (later Unisys) Corporation, Corporate Vice President and later President of Commercial Electronics Operations at Rockwell International Corporation and Chairman and Chief Executive Officer of Braun AG in Germany. Dr. Stern serves on the Board of Dow Chemical Company, LTV Corporation, and Software A.G. Systems, Inc. and Whirlpool Corporation.

     STEPHEN A. MCNEELY has been President and Chief Executive Officer of the Company since July 1998. Prior to the Merger, he was President and CEO of IQI from August 1997 to July 1998. Prior to joining IQI, between 1996 and July 1997, he was President and CEO of the Keystone Communications Group, the leading U.S. provider of worldwide broadcast services. From 1995 to 1996 Mr. McNeely held a senior management position with PMG Equities, Inc. From 1991 to 1995, he was President and CEO of Patrick Media Group, Inc. Mr. McNeely has held the position of President and CEO in the automotive industry as well, with companies such as GE Capital Resale Service (GECARS) (from 1989 to
1991) and Tenneco Automotive Retail Services (a division of Tenneco Automotive, Inc.) (from 1987 to 1989). In addition, Mr. McNeely held a wide variety of senior management positions with Exxon Corporation from 1968 to 1985. Mr. McNeely currently sits on the Board of Directors of the Advertising Council and is the Campaign Director for the Coalition of Organ and Tissue Donation.

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

     JERRY L. SIMS, JR. has been Secretary of the Company since February 1994, Senior Vice President and Controller of the Company since September 1991, and was a director of the Company from November 1993 through July 1998.

     EDWARD BLANK, former Vice Chairman and founder of IQI, is one of the pioneers of the telemarketing industry. He founded IQI's predecessor company in 1968, and, under his direction, IQI grew to be one of the largest telemarketers in the U.S. Prior to establishing IQI, Mr. Blank was associated with Litton Industries, Benton & Bowles Advertising and NBC in senior marketing research capacities.

     DANIEL H. CHAPMAN is currently Chairman of Northern Trust Bank of Texas and Director of National Expansion of Northern Trust Corporation and has served in such capacities since October 1997. From August 1985 until October 1997, Mr. Chapman was President and Chief Executive Officer of Northern Trust Bank of Texas and its predecessor, Concorde Bank, N.A.

     DREW LEWIS served as Chairman and Chief Executive Officer of Union Pacific Corporation from 1987 to 1997. Prior to that time, Mr. Lewis served as President and Chief Operating Officer of Union Pacific Railroad from 1986 to 1987. Prior to his career with Union Pacific, Mr. Lewis served as Chairman and Chief Executive Officer of Warner Amex Cable Communications and served as U.S.

Secretary of Transportation in President Reagan's cabinet from 1981 through 1983. Mr. Lewis is a director of American Express Company, FPL Group, Inc., Gannett Co., Inc., Gulfstream Aerospace Corporation, Lucent Technologies and Union Pacific Resources Group Inc. Mr. Lewis also has served as past Chairman of The Business Roundtable.

     DAVID L. MALCOLM currently serves as Chairman of Suncoast Financial Corporation, a HUD approved mortgage banking company. Mr. Malcolm is also the founder and President of West Coast Restaurant Enterprises, an owner and operator of 18 restaurants. Mr. Malcolm also serves as a consultant and Senior Vice President of Artemis Capital, a large municipal investment banking firm. Mr. Malcolm is also Chairman of the Board of San Diego United Port District, which owns and operates San Diego's International Airport and all water rights and real property on San Diego Bay. From 1994 to 1997, Mr. Malcolm served on the California Commission for Judicial Performance, and from 1984 to 1995, on the California Coastal Commission.

     FREDERIC V. MALEK founded Thayer Capital Partners in 1991 and co-founded Thayer Equity Investors III, L.P. in 1995. From 1989 to 1991, Mr. Malek was President and then Vice Chairman of Northwest Airlines. Prior to that time, Mr. Malek served as President of Marriott Hotels and Resorts from 1980 to 1988. Mr. Malek currently serves as director of Automatic Data Processing Corp., American Management Systems, FPL Group, Northwest Airlines, CB Richard Ellis, various PaineWebber mutual funds, Global Vacation Group, Inc. and Choice Hotels Corp.

     WILLIAM G. MOORE, JR. is Chairman of The Grayson Group, a marketing and high technology consulting company he founded in January 1990. Prior to founding The Grayson Group, Mr. Moore was chairman and chief executive officer of Recognition Equipment Incorporation (REI), Vice President and General Manager of computer operations for The Perkin-Elmer Corporation, and President of Infoton, a Boston-based computer terminal company. He has also held management positions in sales, marketing and technical systems with firms such as Inforex, Inc. and Bell Labs. From 1995 to 1997, Mr. Moore served as President and Chief Executive Officer of USDATA. In January 1988, the Reagan administration appointed Mr. Moore to a two-year term on the Advisory Committee for Trade Negotiations (ACTN). In 1985, Mr. Moore served as chairman of the American Electronics Association (AEA).

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

     PETER V. UEBERROTH IS a private investor and managing director of the Contrarian Group, Inc. From 1984 to 1989, Mr. Ueberroth served as the sixth Commissioner of Major League Baseball, and from 1980 to 1984, Mr. Ueberroth served as President and CEO of the Los Angeles Olympic Organizing Committee. Prior to 1980, Mr. Ueberroth headed First Travel Corporation, a travel business he founded in 1962. Mr. Ueberroth is a director of Ambassadors International, Inc., Coca-Cola Company, CB Richard Ellis, Promus Hotels Corporation and Transamerica Corporation.

     Each director serves until the next annual meeting of the Company's shareholders and until the director's successor is duly elected. Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the above named officers and directors of the Company.

                     CONFIDENTIAL DRAFT  09/27/98  7:30 PM

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

     Furnished below is a table containing individual compensation information on persons serving as Chief Executive Officer of the Company during the fiscal year ended June 30, 1998 and the four other most highly paid executive officers of the Company and its operating subsidiary whose total annual salary and bonus amounts totaled $100,000 or more for services rendered in all capacities during the fiscal year ended June 30, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term Compensation
                                        Annual Compensation       ----------------------
                                   ----------------------------           Awards
                                                        Other     ----------------------
                                                        Annual    Restricted    Options/
       Name and           Fiscal   Salary       Bonus   Compen-     Stock         SARs
  Principal Position       Year      $            $     sation      Awards         (1)
------------------------   ----    -------      -----   -------   ----------    --------
MICHAEL G. SANTRY          1998    350,000          -         -            -           -
Co-Chairman, Former        1997          -(2)       -         -            -           -
CEO and PResident          1996    293,750          -         -            -   1,000,000

ARTHUR CHAVOYA             1998    400,000     65,000         -            -           -
Former Chief Executive     1997    292,564(3)       -         -            -     600,000
Officer and President      1996          -          -         -            -           -

ROBERT B. ALLEN            1998    220,000     44,000         -            -           -
Former Chief               1997    100,833(4)       -         -            -     300,000
Operating Officer          1996          -          -         -            -           -

MATTHEW S. WALLER          1998    225,000     33,650         -            -           -
Chief Financial            1997     52,067(5)       -         -            -     300,000
Officer                    1996          -          -         -            -           -

JERRY L. SIMS, JR.         1998    130,208     18,750         -            -           -
Senior Vice                1997    114,792          -         -            -           -
President-Controller       1996     90,000          -         -            -           -

WILLIAM F. BERGERON, JR.   1998    130,000     48,625         -            -           -
Chief Technology           1997    112,007     25,000         -            -     100,000
Officer of Advanced        1996     85,926     20,000         -            -           -
----------------------------------------------------------------------------------------

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

(2)  Mr. Santry elected not to receive any salary or bonus compensation
     during the fiscal year ended June 30, 1997.   Effective April 1, 1996,
     the Compensation Committee of the Board of Directors set Mr. Santry's annual base salary at $350,000. Mr. Santry is also entitled to receive bonus compensation of up to $125,000 annually. Effective with the Merger, Mr. Santry relinquished the roles of President and CEO and assumed the role of Co-Chairman of the Board of the Company.

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

OPTION GRANTS

     On April 7, 1998, in connection with the ATC Board's approval of the Merger and to be effective upon completion of the merger, the ATC Board granted (i) Michael G. Santry, Chairman of the Board, President and Chief Executive Officer of ATC, nonqualified options to purchase 450,000 shares of ATC Common Stock under the ATC 1996 Stock Option and Restricted Stock Plan at an exercise price equal to 1/16th over the closing bid price of ATC Common Stock on the closing date of the Merger, vesting one-third on the first, second and third anniversaries of the Effective Date, respectively, all of which were contingent upon consummation of the Merger; and (ii) J. Frank Mermoud, a director of ATC, nonqualified options to purchase 50,000 shares of ATC Common Stock under the ATC 1996 Stock Option and Restricted Stock Plan at an exercise price equal to 110% of the closing price of ATC Common Stock on April 7, 1998 (the date of the execution of the Merger Agreement) all of which were deemed vested on the closing date of the Merger and all of which were contingent upon consummation of the Merger. In addition, ATC and IQI agreed that ATC would, upon consummation of the Merger, grant Michael G. Santry, President, Chief Executive Officer and Chairman of ATC, and Matthew
S. Waller, Chief Financial Officer and Director of ATC, nonqualified options to purchase 350,000 and 300,000 shares, respectively, of ATC Common Stock under the 1998 Plan at an exercise price equal to 1/16th over the closing bid price of ATC Common Stock on the closing date of the Merger. Two-thirds of the options to be granted to Mr. Waller vested on the date of grant and one-third vest on the first anniversary of the Effective Date. The options granted to Mr. Santry vest one-third on the first, second, and third anniversaries of the Effective Date, respectively.

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

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

     ARTHUR CHAVOYA entered into an employment agreement effective September 5, 1996, pursuant to which he served as Chief Executive Officer and President of the Company. Under the employment agreement, Mr. Chavoya was entitled to receive an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement also provided for the payment to Mr. Chavoya of up to two times his annual salary plus an amount equal to bonus compensation paid for the previous fiscal year should the Company terminate Mr. Chavoya's employment without cause (as defined in the employment agreement) or in the event of his termination after a change in control (as defined in the employment agreement) of the Company. The employment agreement also stipulated that Mr. Chavoya's stock options were to vest immediately in the event of a change in control (as defined in the employment agreement) of the Company.

     Mr. Chavoya relinquished the offices of Chief Executive Officer and President of the Company, effective October 1, 1997, and subsequently entered into a release and separation agreement with the Company which called for Mr. Chavoya to receive one times his annual salary and for Mr. Chavoya's option grant to be reduced from options to purchase 600,000 shares at $16.19 per share to options to purchase, at $4.00 per share, the 200,000 shares which had vested as of October 1, 1997.

     ROBERT B. ALLEN entered into an employment agreement effective January 6, 1997, pursuant to which he serves as Chief Operating Officer of the Company. Under the employment agreement, Mr. Allen is entitled to receive an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Allen of nine (9) months of compensation if the Company terminates Mr. Allen's employment without cause (as defined in the employment agreement) or in the event that he is terminated after a change in control (as defined in the employment agreement) of the Company. Mr. Allen's options vest immediately in the event of a change in control (as defined in the employment agreement) of the Company. Effective with the Merger, Mr. Allen assumed the role of Senior Vice President - General Manager for the Company's Central Region Operations.

     MATTHEW S. WALLER entered into an employment agreement effective March 24, 1997, pursuant to which he serves as Chief Financial Officer of the Company. Under the employment agreement, Mr. Waller is entitled to receive an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Waller of one times his annual compensation if the Company terminates Mr. Waller's employment without cause (as defined in the employment agreement) or in the event that he is terminated after a change in control (as defined in the employment agreement) of the Company. Mr. Waller's options vest immediately in the event of a change in control (as defined in the employment agreement) of the Company.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     J. Michael Allred and Darryl D. Pounds served on Aegis' compensation committee during the fiscal year ended June 30, 1998. Neither Mr. Allred nor Mr. Pounds is a current officer or employee of Aegis.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of September 18, 1998, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's Common Stock, (ii) each director and each of the five executive officers listed in the Summary Compensation Table above who beneficially own Common Stock of the Company, and (iii) all officers and directors who beneficially own Common Stock as a group:

                                                  Amount
              Name and                          and Nature
             Address of                        of Beneficial       Percent of
          Beneficial Owner                       Ownership        Class (1)(2)
--------------------------------------         -------------      ------------
Thayer Equity Investors III, L.P.                19,224,493          37.02%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Codinvest Limited                                 4,200,000           8.09%
Road Town
Tortola, British Virgin Islands

William H. Scott, III (3)                         3,009,759           5.80%
1990 Lakeside Parkway, Suite 240
Tucker, GA 30084

Paul G. Stern (4)(5)                             19,377,852          37.32%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Frederic V. Malek (4)(5)                         19,377,852          37.32%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Edward Blank (4)(6)                               4,003,007           7.66%
71 W. 23rd Street, 8th Floor
New York, NY 10010

Michael G. Santry (4)(7)                          1,109,840           2.10%
5950 Berkshire Lane, #1650
Dallas, TX  75225

Matthew S. Waller (4)(8)                            504,324           0.96%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

                                                  Amount
              Name and                          and Nature
             Address of                        of Beneficial       Percent of
          Beneficial Owner                       Ownership        Class (1)(2)
--------------------------------------         -------------      ------------

Robert B. Allen (8)                                339,600            0.65%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

Jerry L. Sims, Jr. (9)                             300,000            0.57%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

Stephen A. McNeely (4)(10)                         280,484            0.54%
1645 N. Vine Street, Suite 700
Los Angeles, CA 90028

Arthur Chavoya (11)                                215,444            0.41%
7 Southern Hills Court
Frisco, TX 75034

Darryl D. Pounds (4)(12)                           120,000            0.23%
5950 Berkshire Lane, #1650
Dallas, TX  75225

William F. Bergeron, Jr. (13)                      112,700            0.22%
8001 Bent Branch Drive
Irving, TX 75063

Drew Lewis (4)(14)                                  39,884            0.08%
P.O. Box 70
Lederach, PA 19450

Peter V. Ueberroth (4)(14)                          15,954            0.03%
500 Newport Center Drive, Suite 900
Newport Beach, CA 92660

All directors and officers as a                 26,203,645           47.76%
group (12 persons) (15)

-------------------------------------------------------------------------------
(1) Reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission. Unless otherwise noted, the shareholders listed in the table have both sole voting power and sole dispositive power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

(2) Based on 51,926,398 shares of Common Stock outstanding at September 18, 1998. This number excludes 361,000 unretired treasury shares held by the Company. Each owner's percentage is calculated by dividing the number of shares beneficially held by the sum of 51,926,398 and the number of shares such owner has the right to acquire within 60 days.

(3) Includes 2,835,123 shares owned by ITC Service Company, for which William H. Scott, III serves as President. Also includes 174,636 shares owned by ITC Holding Company, Inc., a company for which William
     H. Scott, III also serves as President. Mr. Scott disclaims any and all beneficial ownership associated with such shares owned by ITC Service Company and ITC Holding Company, Inc.

(4)  Director.

(5) Includes 19,224,493 shares owned by Thayer Equity Investors III, L.P. Each of Dr. Stern and Mr. Malek are members of the general partner of this fund, and may be deemed to be the beneficial owner of its shares. Dr. Stern and Mr. Malek disclaim such beneficial ownership. Also includes 153,359 shares owned by TC Co-Investors, LLC. Each of Dr. Stern and Mr. Malek are managers of this fund, and may be deemed to be the beneficial owners of its shares. Dr. Stern and Mr. Malek disclaim such beneficial ownership.

(6) Includes (a) 306,347 shares subject to warrants exercisable within 60 days and (b) 590,247 shares owned by the Edward Blank 1995 Grantor Retained Annuity Trust, of which Mr. Blank is the trustee and therefore may be deemed to beneficially own.

(7) 79,000 of Mr. Santry's shares are owned of record by Lakewood Financial Consultants, Inc. which is 99% owned by Mr. Santry. 30,840 of Mr. Santry's shares are held by a company in which Mr. Santry is a 1% general partner. Mr. Santry has investment control over such shares. Includes beneficial ownership of 1,000,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1992 Plan.

(8) Includes beneficial ownership of 300,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1996 Plan and 200,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1998 Plan.

(9) Includes beneficial ownership of 300,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1992 Plan.

(10) Includes 280,484 shares subject to options exercisable within 60 days.

(11) Includes beneficial ownership of 200,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1996 Plan.

(12) Includes beneficial ownership of 120,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1992 Plan.

(13) Includes beneficial ownership of 100,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1996 Plan.

(14) Includes 15,954 shares subject to options exercisable within 60 days.

(15) Includes beneficial ownership of 2,938,739 shares subject to warrants or options exercisable within 60 days as set forth in footnotes (5),
     (7), (8), (9), (10), (11), (12), (13) and (14) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At June 30, 1998 and August 30, 1998, Michael G. Santry, the Co-Chairman of the Company, had outstanding borrowings and accrued interest of approximately $3.8 million and $1.8 million, respectively. The borrowing bears 6% annual interest, is due in full on March 31, 1999. At June 30, 1998, the borrowing was secured by collateral pledged by Codinvest Limited, a shareholder of the Company. In connection with the Merger, Mr. Santry paid one-half of the principal amount of the note. The remaining balance on the note is secured by shares of the Company's Common Stock and options to purchase shares of the Company's Common Stock held by Mr. Santry. Interest income from the receivable amounted to approximately $222,546 for the fiscal year ended June 30, 1998.

     At June 30, 1998, FEM Inc., a company controlled by a shareholder of the Company, had outstanding borrowings and accrued interest of $296,172 pursuant to a note receivable to the Company. The note bears 6% annual interest and is due in full on December 31, 1998.

     During the fiscal years ended June 30, 1996, 1997 and 1998, the Company paid J. Frank Mermoud, a former director of the Company, $80,000 per year in monthly installments of approximately $6,700, in consideration for consulting services performed.

     In connection with the Merger, Thayer provided $6.8 million in subordinated indebtedness (the "Subordinated Indebtedness") as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. In connection with the guarantee and for the additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 (110% of the average of the high and low prices of ATC Common Stock on April 7, 1998, the day before the announcement of the proposed Merger).

     On July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. The Thayer-led group's obligation to fund the debt and the Company's obligation to issue the warrants are subject to customary conditions. The additional indebtedness, when and if drawn, is convertible into the Company's Common Stock at a conversion price of $2.375 per share, the closing price of ATC stock on July 2, 1998, the date the Thayer-led group agreed to the commitment. Such debt would be in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously committed to lend to the combined company, as disclosed in the Proxy Statement. As of September 18, 1998, the Company had drawn $1.9 million of this commitment in connection with the payment of the Kansas Litigation Settlement.

     Paul G. Stern, Drew Lewis, Frederic V. Malek and Peter V. Ueberroth, each directors of the Company, are partners in and/or advisors to Thayer.

     Thayer, ITC Services Company, Edward Blank and The Edward Blank 1995 Grantor Retained Annuity Trust (the "IQI Parties") and Michael G. Santry, Darryl D. Pounds and Codinvest Limited (the "ATC Parties"), are parties to a Stockholders' Agreement with the Company whereby, for a period of two years from the date of the Merger Agreement, each such stockholder has agreed to vote its shares of Company Common Stock in favor of the nominees to the board of directors selected by the other party's stockholder group. Messrs.
Stern, Lewis, Malek and Ueberroth, by virtue of their positions with Thayer, may be viewed as indirect beneficiaries of this voting arrangement, and Messrs. Santry and Pounds may be viewed as direct beneficiaries of this voting arrangement.

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

     The following exhibits are filed as a part of this Form 10-K Annual
Report:

 2.1 Agreement and Plan of Merger dated April 7, 1998 between ATC Communications Group, Inc., ATC Merger Sub, Inc., and IQI, Inc. (incorporated by reference from Exhibit 2.1 of the Company's Form 10-Q for the quarterly period ended March 31, 1998).

 3.1  Amended and Restated Certificate of Incorporation (filed herewith).

 3.2  Amended and Restated Bylaws (filed herewith).

 4.1  Specimen of Share Certificate of Company's Common Stock (filed herewith).

 4.2  Form of Series B Preferred Stock certificate, as amended.
      (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1994).

 4.3 Form of Series C Preferred Stock certificate issued to Codinvest Limited with attached designations. (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

 4.4 1992 Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration Statement - File No. 333-01131)

 4.5 1996 Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration Statement - File No. 333-01131)

 4.6  1998 Stock Option Plan (Incorporated by reference from Company's Form
      S-4 Registration   Statement - File No. 333-53887  -- Appendix D to
      the Joint Proxy/Prospectus)

10.1 Second Amended and Restated Credit Agreement dated as of July 9, 1998 by and among IQI, Inc., Aegis Communications Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (Incorporated by reference from Company's Form 8-K Current Report dated July 24, 1998).

10.2 Securities Purchase and Registration Rights Agreement by and between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated April 7, 1998 (Incorporated by reference from Company's Form 10-Q for the quarter ended March 31, 1998)

10.3 Warrant to Purchase Shares of Common Stock of ATC Communications Group, Inc. issued to Thayer Equity Investors III, L.P. dated April 7, 1998 (Incorporated by reference from Company's Form 10-Q for the quarter ended March 31, 1998)

10.4 Promissory Note by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference from ATC's Form 10-Q for the quarterly period ended March 31, 1998).

10.5 Subordination and Intercreditor Agreement between Thayer Equity Investors III, L.P. and Bank One, Texas, N.A. dated May 4, 1998, (Incorporated by reference from ATC's Form 10-Q for the quarterly period ended March 31, 1998).

10.6  Second Warrant to Purchase Shares of Common Stock of ATC
      Communications Group, Inc. dated May 4, 1998, (Incorporated by reference from ATC's Form 10-Q for the quarterly period ended March 31, 1998).

10.7 Pledge Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference from ATC's Form 10-Q for the quarterly period ended March 31, 1998).

10.8 Registration Rights Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference from ATC's Form 10-Q for the quarterly period ended March 31, 1998).

10.9 Reimbursement and Indemnification Agreement by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference from ATC's Form 10-Q for the quarterly period ended March 31, 1998).

10.10 Stockholders Agreement dated July 9, 1998 by and among ATC
      Communications Group, Inc., Thayer Equity Investors III, L.P., ITC Services Company, Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust, Codinvest Limited, Michael G. Santry and Darryl D. Pounds (filed herewith).

10.11 Escrow Agreement dated July 9, 1998 between ATC Communications Group, Inc., the representative of the shareholders of IQI, Inc., and Harris Trust and Savings Bank (filed herewith).

10.12 Loan and Security Agreement dated February 8, 1996 among Advanced Telemarketing Corporation and Bank One, Texas, N.A. (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1996).

10.13 Lease Agreement dated January 1, 1991 by and between Royal Tech Properties, Ltd. and Advanced Telemarketing Corporation. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1991).

10.14 Investment Letter dated June 16, 1994 by Codinvest Limited.
      (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.15 Promissory Note dated September 16, 1997 among Michael G. Santry and ATC Communications Group, Inc. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1997).

10.16 Stock Pledge Agreement dated September 16, 1997 among Codinvest Limited and ATC Communications Group, Inc (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30,
      1997).

10.17 Letter of Amendment, dated April 7, 1998, of Promissory Note by Michael G. Santry in favor of ATC Communications Group, Inc. (Incorporated by reference from ATC's Form 10-Q for the quarterly period ended March 31, 1998).

10.18 Stock Pledge Agreement between Michael G. Santry and ATC Communications Group, Inc., dated April 7, 1998 (Incorporated by reference from
      ATC's Form 10-Q for the quarterly period ended March 31, 1998).

10.19 Release and Separation Agreement by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc. and Arthur Chavoya (Incorporated by reference from ATC's Form 10-Q for the quarterly period ended December 31, 1997).

21.1  Subsidiaries of the Registrant (filed herewith).

27.1  Financial Data Schedule (filed herewith).


     Copies of the above Exhibits are available to stockholders of record at a charge of $.50 per page, minimum of $5.00 each. Direct requests to:

     Aegis Communications Group, Inc.
     Attention:  Secretary
     7880 Bent Branch Drive, Suite 150
     Irving, Texas  75063

REPORTS ON FORM 8-K

     On April 9, 1998, the Company filed a report on Form 8-K reporting, under "Item 5. - Other Events", a definitive agreement for a stock-for-stock merger of ATC and IQI. See "Item 1. - Business - The Merger."

     On June 29, 1998, the Company filed a report on Form 8-K reporting, under "Item 5. - Other Events", that a summary judgment was entered against ATC on June 25, 1998 in a breach of contract case filed by an ATC option holder in the United States District Court, District of Kansas. See "Notes to Consolidated Financial Statements - 14. Subsequent Events."

     On July 6, 1998, the Company filed a report on Form 8-K reporting, under "Item 5. - Other Events", that it had received an additional financing commitment from Thayer Equity Investors III, L.P., a private investment fund and majority shareholder of ATC's proposed merger partner, IQI, Inc., and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the combined company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the merger. See "Notes to Consolidated Financial Statements - 14. Subsequent Events."

     On July 24, 1998, the Company filed a report on Form 8-K reporting: (i) under "Item 2. - Acquisition or Disposition of Assets", that on July 9, 1998, ATC completed the acquisition of IQI; (ii) under "Item 5. - Other Events", that in connection with the consummation of the Merger, the Company changed its corporate name to Aegis Communications Group, Inc., which became effective with the filing of its Amended and Restated Certificate of Incorporation on July 9, 1998. In addition, the Company changed its Nasdaq National Market System ticker symbol to "AGIS," effective July 13, 1998; and
(iii) under "Item 5. -- Other Events", that in connection with the Merger, IQI entered into a Second Amended and Restated Credit Agreement dated as of July 9, 1998 with The Bank of Nova Scotia and Credit Suisse First Boston.
See "Item 1. - Business - The Merger", "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and " Notes to Consolidated Financial Statements - 14. Subsequent Events."

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AEGIS COMMUNICATIONS GROUP, INC.
                                        (The Registrant)


Dated:   September 28, 1998             By: /s/ Stephen A. McNeely
                                        ---------------------------------------
                                        Stephen A. McNeely
                                        President and Chief Executive Officer,
                                        Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:   September 28, 1998             By:  /s/ Michael G. Santry
                                        ---------------------------------------
                                        Michael G. Santry, Co-Chairman, Director


Dated:   September 28, 1998             By:  /s/ Paul G. Stern
                                        ---------------------------------------
                                        Paul G. Stern, Co-Chairman, Director


Dated:  September 28, 1998              By:  /s/ Matthew S. Waller
                                        ---------------------------------------
                                        Matthew S. Waller, Chief Financial
                                        Officer, Director


Dated:  September 28, 1998              By:  /s/ Edward Blank
                                        ---------------------------------------
                                        Edward Blank, Director


Dated:  September 28, 1998              By:  /s/ Daniel H. Chapman
                                        ---------------------------------------
                                        Daniel H. Chapman, Director


Dated:  September 28, 1998              By:  /s/ Drew Lewis
                                        ---------------------------------------
                                        Drew Lewis, Director


Dated:  September 28, 1998              By:  /s/ David L. Malcom
                                        ---------------------------------------
                                        David L. Malcolm, Director


Dated:  September 28, 1998              By:  /s/ Frederic V. Malek
                                        ---------------------------------------
                                        Frederic V. Malek, Director


Dated:  September 28, 1998              By:  /s/ William G. Moore, Jr.
                                        ---------------------------------------
                                        William G. Moore, Jr., Director


Dated:  September 28, 1998              By:  /s/ Darryl D. Pounds
                                        ---------------------------------------
                                        Darryl D. Pounds,  Director


Dated:  September 28, 1998              By:  /s/ Peter V. Ueberroth
                                        ---------------------------------------
                                        Peter V. Ueberroth, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))


                                                                           Page
                                                                           ----
Report of Independent Accountants                                          F-2

Consolidated Statements of Operations for the Years Ended
     June 30, 1996, 1997, and 1998                                         F-3

Consolidated Balance Sheets at June 30, 1997 and 1998                      F-4

Consolidated Statements of Shareholders' Equity for the Years
     Ended June 30, 1996, 1997, and 1998                                   F-6

Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1996, 1997, and 1998                                         F-7

Notes to Consolidated Financial Statements                                 F-8

Unaudited Pro Forma Condensed Combined Statements of Operations
     for the Year Ended December 31, 1997                                  F-23

Unaudited Pro Forma Condensed Combined Statements of Operations
     for the Six Months Ended June 30, 1998                                F-24

Notes to Unaudited Pro Forma Condensed Combined Statements of
     Operations                                                            F-25

Unaudited Pro Forma Condensed Combined Balance Sheets at June 30, 1998     F-27

Notes to Unaudited Pro Forma Condensed Combined Balance Sheets             F-28

Schedule II - Valuation and Qualifying Accounts for the Years Ended
     June 30, 1996, 1997, and 1998                                         F-30

     All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Aegis Communications Group, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. (formerly ATC Communications Group, Inc.) and its subsidiaries at June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
September 23, 1998

                        AEGIS COMMUNICATIONS GROUP, INC.
                (FORMERLY KNOWN AS ATC COMMUNICATIONS GROUP, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        1996      1997      1998
                                                      -------   -------   -------
Revenues                                              $94,314   $97,629   $91,585
Cost of services, excluding depreciation and
  amortization shown below                             63,164    68,282    67,842
                                                      -------   -------   -------
Gross margin                                           31,150    29,347    23,743
Selling, general and administrative expenses           18,035    22,847    24,102
Depreciation and amortization                           2,938     3,618     4,276
                                                      -------   -------   -------
       Total expenses                                  20,973    26,465    28,378
                                                      -------   -------   -------
Operating income (loss)                                10,177     2,882    (4,635)
Interest expense (Notes 3, 4, and 5)                      853       617     1,117
Interest and other income (Note 8)                         94       119       228
Litigation settlement (Note 14)                             -         -     1,900
                                                      -------   -------   -------
Income (loss) before income taxes                       9,418     2,384    (7,424)
Income tax expense (benefit) (Note 9)                   3,568       955    (2,563)
                                                      -------   -------   -------
       Net income (loss)                              $ 5,850   $ 1,429   $(4,861)
                                                      -------   -------   -------
                                                      -------   -------   -------
Basic earnings (loss) per common and common
  equivalent share (Note 7):                          $  0.40   $  0.07   $ (0.23)
                                                      -------   -------   -------
                                                      -------   -------   -------
Diluted earnings (loss) per common and common
  equivalent share (Note 7):                          $  0.25   $  0.06   $ (0.23)
                                                      -------   -------   -------
                                                      -------   -------   -------
Weighted average common and common
  equivalent shares outstanding (Note 7):
     Basic                                             13,891    18,076    21,483
     Diluted                                           21,177    22,150    21,483

                             See accompanying notes.

                         AEGIS COMMUNICATIONS GROUP, INC.
                (FORMERLY KNOWN AS ATC COMMUNICATIONS GROUP, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                1997         1998
                                                            -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                 $       633   $       296
  Accounts receivable - trade, less allowance for doubtful
    accounts of $74 in 1997 and $344 in 1998.                    14,527        21,728
  Notes receivable:
    Related parties (Note 8)                                      3,810         4,172
    Other                                                           158           160
  Current deferred tax asset (Note 9)                             3,037           340
  Other current assets                                              763           772
                                                            -----------   -----------
      Total current assets                                       22,928        27,468

Property and equipment (Notes 2 and 5):
  Equipment                                                  16,154,352    18,324,937
  Furniture and fixtures                                      5,205,110     5,982,830
  Purchased software                                          1,299,546     1,564,769
                                                            -----------   -----------
                                                             22,659,008    25,872,536
  Accumulated depreciation                                    8,211,046    12,299,207
                                                            -----------   -----------
                                                             14,447,962    13,573,329

Cost in excess of net assets acquired, net of accumulated
  amortization of $1,046 in 1997 and $1,144 in 1998
  (Notes 1 and 2)                                                 1,723         1,638
Deferred tax assets (Note 9)                                      1,999         5,273
Other assets                                                        125           386
                                                            -----------   -----------
                                                                $41,223       $48,338
                                                            -----------   -----------
                                                            -----------   -----------

                              See accompanying notes.

                         AEGIS COMMUNICATIONS GROUP, INC.
                  (FORMERLY KNOWN AS ATC COMMUNICATIONS GROUP, INC.)
                            CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1997 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       1997        1998
                                                                     -------     -------
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit (Note 3)                                  $     -     $ 8,623
  Current portion of long-term obligations                             1,395       1,413
  Accounts payable - trade                                               821       2,868
  Unearned revenues and customer deposits                                574         121
  Accrued compensation expense                                         1,525       2,710
  Accrued telephone expense                                              660       1,112
  Other accrued liabilities                                            2,873       5,177
                                                                     -------     -------
     Total current liabilities                                         7,848      22,024
Long-term obligations, net of current portions (Note 4)                4,754       3,471
Commitments and contingencies (Notes 5 and 10)                             -           -
Shareholders' equity (Notes 6 and 12):
  Preferred stock, $.01 par  value, 1,000,000 shares
    authorized; 29,778 convertible, $.36 cumulative Series B
    shares ($107 aggregate liquidation preference) issued and
    outstanding in 1997 and 1998                                           0           0
  Common stock, $.01 par value, 27,500,000 shares authorized;
    21,793,122 and 21,839,625 shares issued and
    outstanding in 1997 and 1998, respectively                           218         218
  Treasury stock                                                        (421)     (1,421)
  Additional paid-in capital                                          18,205      18,309
  Retained earnings                                                   10,619       5,737
                                                                     -------     -------
     Total shareholders' equity                                       28,621      22,843
                                                                     -------     -------
                                                                     $41,223     $48,338
                                                                     -------     -------
                                                                     -------     -------

                               See accompanying notes.

                           AEGIS COMMUNICATIONS GROUP, INC.
                  (FORMERLY KNOWN AS ATC COMMUNICATIONS GROUP, INC.)
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     Preferred Stock
                             --------------------------------
                                Series B         Series C          Common Stock                                          Total
                             --------------   ---------------   ------------------               Additional              Share-
                                       Par               Par                  Par     Treasury    Paid-In     Retained   holders'
                             Shares   Value    Shares   Value     Shares     Value      Stock     Capital     Earnings   Equity
                             ------   -----   -------   -----   ----------   -----    --------   ----------   --------   --------
BALANCE AT
JUNE 30, 1995                29,778   $   0    840,000  $   8   13,563,361   $ 136     $   (7)    $ 8,657     $ 3,443    $12,237
  Cash dividend
  paid on
  preferred stock                 -       -          -      -            -       -          -           -        (103)      (103)
  Net income                      -       -          -      -            -       -          -           -       5,850      5,850
  Exercise of
  stock options                   -       -          -      -    1,468,800      15          -         483           -        497
  Tax benefit of
  stock options
  exercised                       -       -          -      -            -       -          -         961           -        961
                             ------   -----   --------  -----   ----------   -----     ------     -------     -------    -------
BALANCE AT
JUNE 30, 1996                29,778       0    840,000      8   15,032,161     150         (7)     10,100       9,190     19,442
  Conversion of
  preferred stock                 -       -   (840,000)    (8)   4,200,000      42          -         (34)          -          0
  Net income                      -       -          -      -            -       -          -           -       1,429      1,429
  Purchase of
  subsidiary
  minority interest               -       -          -      -      526,032       5          -         541           -        546
  Exercise of
  stock options                   -       -          -      -    2,034,929      21          -       2,134           -      2,155
  Treasury stock
  purchased                       -       -          -      -            -       -       (414)          -           -       (414)
  Tax benefit of
  stock options
  exercised                       -       -          -      -            -       -          -       5,463           -      5,463
                             ------   -----   --------  -----   ----------   -----     ------     -------     -------    -------
BALANCE AT
JUNE 30, 1997                29,778   $   0          -  $   -   21,793,122   $ 218     $ (421)    $18,205     $10,619    $28,621
  Cash dividend
  paid on
  preferred stock                 -       -          -      -            -       -          -           -         (21)       (21)
  Net income (loss)               -       -          -      -            -       -          -           -      (4,861)    (4,861)
  Purchase of
  subsidiary
  minority interest               -       -          -      -       26,734       0          -          15           -         15
  Stock grants                    -       -          -      -       19,769       0          -          89           -         89
  Treasury stock
  purchased                       -       -          -      -            -       -     (1,000)          -           -     (1,000)
                             ------   -----   --------  -----   ----------   -----     ------     -------     -------    -------
BALANCE AT
JUNE 30, 1998                29,778   $   0          -  $   -   21,839,625   $ 218    $(1,421)    $18,309     $ 5,737    $22,843
                             ------   -----   --------  -----   ----------   -----     ------     -------     -------    -------
                             ------   -----   --------  -----   ----------   -----     ------     -------     -------    -------

                              See accompanying notes.

                       AEGIS COMMUNICATIONS GROUP, INC.
              (FORMERLY KNOWN AS ATC COMMUNICATIONS GROUP, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                                (IN THOUSANDS)

                                                            1996        1997       1998
                                                          --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  5,850    $ 1,429    $(4,861)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                           2,938      3,618      4,276
     Other                                                     (61)        18          1
     Changes in operating assets and liabilities:
       Accounts and notes receivable -- related parties        327     (3,129)      (362)
       Accounts and notes receivable -- other              (13,799)     7,159     (7,204)
       Other current assets                                    (38)      (471)        (9)
       Deferred taxes                                          191        715       (577)
       Other assets                                            150        400       (336)
       Accounts payable                                       (448)    (1,755)     2,046
       Unearned revenues                                        73       (499)      (453)
       Accrued liabilities                                   5,601     (3,420)     3,921
       Accrued interest                                        (51)         -          -
                                                          --------    -------    -------
     Net cash provided by (used in) operating activities       732      4,066     (3,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (2,696)    (3,248)    (3,126)
  Proceeds from disposition of assets                          175          -         35
                                                          --------    -------    -------
     Net cash used in investing activities                  (2,521)    (3,248)    (3,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments on) from line of credit, net            2,383     (2,383)     8,623
  Proceeds from issuance of common stock                         -          -         92
  Payments on long-term debt                                (1,148)      (333)      (333)
  Payments on capital lease obligations                       (701)      (935)    (1,070)
  Proceeds from exercise of stock options                      497      2,155          -
  Purchases of treasury stock                                    -       (413)    (1,000)
                                                          --------    -------    -------
     Net cash provided by (used in) financing activities     1,031     (1,909)     6,312
Net decrease in cash and cash equivalents                     (757)    (1,091)      (337)
Cash and cash equivalents at beginning of year               2,481      1,724        633
                                                          --------    -------    -------
Cash and cash equivalents at end of year                  $  1,724    $   633    $   296
                                                          --------    -------    -------
                                                          --------    -------    -------
Supplemental information on non-cash transactions:
  Capital lease obligations entered into                  $    210    $ 3,806    $   138
  Tax benefit of stock options exercised                       961      5,463          -
Supplemental disclosure of cash paid for income taxes        1,328      3,171          -

                            See accompanying notes.

                          AEGIS COMMUNICATIONS GROUP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



1.   ORGANIZATION AND ACQUISITIONS

     Aegis Communications Group, Inc. ("Aegis" or the "Company"), formerly known as ATC Communications Group, Inc., was incorporated in 1985. Through its subsidiary, Aegis has provided outsourced telecommunications-based marketing, customer service and call center management services to large U.S. corporations in a variety of industries.

     At June 30, 1998, Aegis had the following operating subsidiary:

                                                               Percent     Principal
     Name                          Date acquired    Owned by   Ownership   business activity
     ---------------------------------------------------------------------------------------
     Advanced Telemarketing        April 1988       Aegis      98.9%       Call center
     Corporation (d/b/a ATC                                                management
     Communications) ("Advanced")

     During fiscal 1997 and 1998, the Company increased its ownership in Advanced through the purchase of additional shares of Advanced common stock paid for by the issuance of 526,032 and 26,374 shares, respectively of the Company's Common Stock. The Company recognized approximately $529 in fiscal 1997 and $12 in fiscal 1998 of cost in excess of net assets acquired as a result of these transactions. The minority ownership is not separately disclosed in the Company's financial statements due to the immateriality of such balances.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Aegis and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



     CAPITALIZATION OF NEW CONTRACT START-UP COSTS. The Company capitalizes certain up-front costs associated with the start-up of new business which is to be performed for its clients pursuant to long-term contracts (typically 3-5 years). Such costs are amortized over the life of such long-term contracts. In June 1998, Statement of Position 98-5, "Reporting on the Cost of Startup Activities", was issued. This statement requires costs of startup activities to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes that adoption of this statement will not have material impact on the Company's consolidated results of operations or financial position.

     COST IN EXCESS OF NET ASSETS ACQUIRED. The cost in excess of net assets acquired recognized in the acquisition of Advanced is being amortized using the straight-line method over 25 years.

     INCOME TAXES. Aegis joins with its subsidiaries in filing a consolidated federal income tax return. In 1993, Aegis adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires an asset and liability approach for financial accounting and reporting for income taxes. The cumulative effect of this change was not material to the financial statements.

     STATEMENTS OF CASH FLOWS. For the purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

     RECLASSIFICATIONS. Certain prior year balances have been reclassified to conform with the 1998 presentation.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximate their recorded values.

     CONCENTRATION OF CREDIT RISK. The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral.
     Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues (See "Note 11. Major Clients").

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

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



     ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. In fiscal 1997, the Company adopted SFAS No. 123 on a disclosure basis only. As such, implementation of SFAS No. 123 did not impact the Company's consolidated balance sheet or results of operations.

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

     EARNINGS PER SHARE. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued.
     The Company has adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic and diluted EPS are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

     COMPREHENSIVE INCOME. In June 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



     SEGMENT REPORTING. In December 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Because the Company operated a single business segment during the fiscal year ended June 30, 1998, this standard is not applicable to the current year financial statements of the Company. However, as a result of the Merger (see "Note 14. Subsequent Events"), this standard will impact the Company's annual financial statements in subsequent periods.

3.   REVOLVING LINE OF CREDIT

     Revolving line of credit at June 30, 1997 and 1998, is summarized below:

                                                                        1997           1998
                                                                      --------       -------
     Revolving line of credit by Advanced of up to  $12,000
     with a commercial bank at 0.50% over the bank's prime rate
     (effective rate of 9.00% at June 30, 1998) secured by
     Advanced's accounts receivable, furniture and equipment and
     expiring in January 1999.                                        $      -       $ 6,623

     Bridge financing facility by Advanced with a commercial bank at the bank's prime rate (effective rate of 8.50% at June 30,
     1998) secured by a bank letter of credit                         $      -       $ 2,000
                                                                      --------       -------
                                                                      $      -       $ 8,623
                                                                      --------       -------
                                                                      --------       -------


     4.   LONG-TERM DEBT

     Long-term debt at June 30, 1997 and 1998, is summarized below:

                                                                        1997          1998
                                                                      --------       -------
     Note payable to a commercial bank of $1,000 due in monthly payments beginning March 1, 1996 equal to 1/36th of the
     principal amount outstanding on such date plus interest at a rate of 0.75% over the bank's prime rate (9.25% at June 30,
     1997), with a maturity date of January 1999; collateralized by
     Advanced's furniture and equipment                               $    556       $   222

     Capital  equipment  lease obligations  by  Advanced,
     payable in installments  through  January 2002,  with
     interest  rates ranging from 8.75% to 10.25%  (See Note 5)          5,593         4,662
                                                                      --------       -------
                                                                         6,149         4,884

     Less current maturities                                            (1,395)       (1,413)
                                                                      --------       -------
                                                                       $ 4,754       $ 3,471
                                                                      --------       -------
                                                                      --------       -------

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


     Both the note payable to the commercial bank and the revolving line of credit discussed in Note 3 above contain various covenants which limit Advanced's indebtedness, capital expenditures, investments and payment and dividends to Aegis. Additionally, Advanced is required to meet certain financial covenants. At June 30, 1996, the Company had exceeded the capital expenditure limits contained in these agreements. This event of default was subsequently waived by the bank. At June 30, 1997, the Company failed to meet the minimum interest coverage ratio required in these agreements. This event of default was subsequently waived by the bank. The note payable and the revolving line of credit are guaranteed by Aegis. The guaranty agreement limits Aegis' ability to incur indebtedness, enter into guaranties and to acquire other companies.

     Future maturities of long-term debt at June 30, 1998 are as follows:

                  Fiscal Years Ending June 30,
                  ----------------------------
                             1999                            $ 1,413
                             2000                              1,257
                             2001                              1,362
                             2002                                852
                     2003 and thereafter                           -
                                                             -------
                                                             $ 4,884
                                                             -------
                                                             -------

     The Company paid interest in the amount of $904, $617 and $1,118 in fiscal 1996, 1997 and 1998, respectively.


5.   LEASES

     Capital leases are included in the accompanying consolidated balance sheet under the following captions at June 30, 1998:

         Equipment                                   $ 6,061
         Less accumulated depreciation                (1,622)
                                                     -------
                                                     $ 4,439
                                                     -------
                                                     -------

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


     Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at June 30, 1998 are as follows:

                                                             Capital    Operating
            Fiscal Years Ending June 30,                     Leases       Leases
            ----------------------------                     ------       ------
                      1999                                   $1,553      $ 3,074
                      2000                                    1,511        2,297
                      2001                                    1,502        2,216
                      2002                                      876        1,381
                2003 and thereafter                               -        4,322
                                                             ------      -------
            Total minimum future lease payments              $5,442      $13,290
              Less: amounts representing interest              (780)     -------
                                                             ------      -------
            Present value of future lease payments           $4,662
                                                             ------
                                                             ------

     Rent expense on operating leases for the years ended June 30, 1996, 1997, and 1998 was $4,413, $4,641 and $4,125, respectively.


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

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



7.   EARNINGS PER SHARE

     The Company has adopted SFAS No. 128 and has restated all prior period financial statements pursuant to SFAS No. 128. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. Basic and diluted EPS are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would have an anti-dilutive effect.

     Net income applicable to common stock for the fiscal years ended June 30, 1996 and 1997 was adjusted to reflect the income attributable to the minority ownership interest, including stock options issued to certain key employees and officers in Advanced, the operating subsidiary of the Company. Net loss applicable to common stock for the fiscal year ended June 30, 1998 was not adjusted to reflect the net loss attributable to the minority ownership interest, including stock options issued to certain key employees and officers, in Advanced because minority interest holders in Advanced are under no obligation to fund their proportionate share of losses incurred by Advanced.

     Basic and diluted weighted average shares outstanding for the fiscal years ended June 30, 1996, 1997 and 1998 were computed as follows:

                                                                      1996          1997            1998
                                                                     ------        ------          ------
     BASIC
     Weighted average common shares outstanding                      13,897        18,091          21,830
     Weighted average treasury shares                                    (6)          (15)           (347)
                                                                     ------        ------          ------
          Shares used in Basic EPS calculation                       13,891        18,076          21,483
                                                                     ------        ------          ------
                                                                     ------        ------          ------
     DILUTED
     Shares used in Basic EPS calculation                            13,891        18,076          21,483

     Common stock equivalents:
       Dilutive stock options and warrants, net of shares
          assumed repurchased with exercise proceeds                  3,026         1,415               - (1)
       Common Stock assumed issued on conversion of
          dilutive preferred stock                                    4,260         2,659               - (1)
                                                                     ------        ------          ------
          Shares used in Diluted EPS calculation                     21,177        22,150          21,483
                                                                     ------        ------          ------
                                                                     ------        ------          ------

                          AEGIS COMMUNICATIONS GROUP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


     Basic and diluted earnings (loss) per share for the fiscal years ended June 30, 1996, 1997 and 1998 were computed as follows:

                                                                      1996          1997            1998
                                                                     ------        ------          ------
     BASIC
     Net income (loss)                                               $5,850        $1,429         $(4,861)
     Less: net income applicable to Advanced minority interest         (146)         (130)              - (2)
     Less: preferred stock dividends                                   (103)            -             (21)
                                                                     ------        ------         -------
       Net income (loss) applicable to common stock -- basic         $5,601        $1,299         $(4,882)
                                                                     ------        ------         -------
                                                                     ------        ------         -------
     Basic earnings (loss) per share                                 $ 0.40        $ 0.07          ($0.23)
                                                                     ------        ------         -------
                                                                     ------        ------         -------

     DILUTED
     Net income (loss)                                               $5,850        $1,429         $(4,861)
     Less: net income applicable to Advanced minority interest         (601)         (205)              - (2)
                                                                     ------        ------         -------
       Net income (loss) applicable to common stock -- diluted       $5,249        $1,224         $(4,861)
                                                                     ------        ------         -------
                                                                     ------        ------         -------
     Diluted earnings (loss) per share                               $ 0.25        $ 0.06          ($0.23)
                                                                     ------        ------         -------
                                                                     ------        ------          ------

     Net income (loss) applicable to Advanced minority interest for the fiscal years ended June 30, 1997, 1997 and 1998 was computed as follows:

                                                                      1996          1997           1998
                                                                     ------        ------         -------
     BASIC

     Advanced net income (loss) after income tax allocation          $6,678        $2,524         $     -
     Minority interest                                                 2.18%         5.17%              - (2)
                                                                     ------        ------         -------
     Net income (loss) applicable to Advanced minority interest      $  146        $  130         $     -
                                                                     ------        ------         -------
                                                                     ------        ------         -------
     DILUTED
     Advanced net income (loss) after income tax allocation          $6,678        $2,524         $     -
     Minority interest                                                 9.00%         8.15%              - (2)
                                                                     ------        ------         -------
     Net income (loss) applicable to Advanced minority interest      $  601        $  205         $     -
                                                                     ------        ------         -------
                                                                     ------        ------         -------
----------------------------------------------------------------------------------------------------------

(1) For the fiscal year ended June 30, 1998, common stock equivalents are not included in diluted EPS calculations because their inclusion would be anti-dilutive.

(2) Net loss applicable to common stock for the fiscal year ended June 30, 1998 was not adjusted to reflect the income attributable to the minority ownership interest in Advanced because minority interest holders in Advanced are under no obligation to fund their proportionate share of losses incurred by Advanced.

                       CONFIDENTIAL DRAFT  09/27/98  7:37 PM

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


8.   RELATED PARTY TRANSACTIONS

     At June 30, 1996, 1997 and 1998, an executive officer of the Company, had outstanding borrowings and accrued interest of approximately $566, $3,540 and $3,847, respectively. The borrowing bears 6% annual interest, is due in full on March 31, 1999. At June 30, 1998, the borrowing was secured by collateral pledged by Codinvest Limited, a shareholder of the Company. In connection with the merger discussed in "Note 14. Subsequent Events", the executive officer paid one-half of the principal amount of the note. The remaining balance on the note is secured by shares of the Company's Common Stock and options to purchase shares of the Company's Common Stock held by the executive officer. Interest income from the receivable amounted to approximately $27, $79 and $223 in 1996, 1997, and 1998, respectively.

     At June 30, 1997 and 1998, FEM Inc., a company controlled by a shareholder of the Company, had outstanding borrowings and accrued interest of $198 and $296, respectively, pursuant to a note receivable to the Company. The note bears 6% annual interest and is due in full on December 31, 1998.


9.   INCOME TAXES

     The components of the income tax expense (benefit) applicable to continuing operations for the fiscal years ended June 30 are as follows:

                                                        1996          1997          1998
                                                      -------       -------      --------
Current
  Federal                                             $ 1,894       $   127      $ (1,986)
  State                                                   500           260            -
Deferred                                                  213        (4,748)         (577)
                                                      -------       -------      --------
                                                        2,607        (4,361)       (2,563)
                                                      -------       -------      --------

Direct credits to equity related to compensation
  expense for tax purposes in excess of amount
  recognized for financial reporting purposes             961         5,315            -
                                                      -------       -------      --------
Total income tax expense (benefit) per the
  statements of operations                            $ 3,568       $   955      $ (2,563)
                                                      -------       -------      --------
                                                      -------       -------      --------

                        CONFIDENTIAL DRAFT  09/27/98  7:37 PM

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


     A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pre-tax income for the fiscal years ended June 30 are as follows:

                                         1996           1997          1998
                                         -----         ------       -------
     Statutory rate                      34.0%         34.0%        (34.0%)
     State income tax                     3.5%          7.2%            -
     Goodwill amortization                0.3%          1.0%          0.5%
     Tax credits                            -          (5.2%)        (3.5%)
     Other                                0.1%          3.0%          2.5%
                                         -----         ------       -------
                                         37.9%         40.0%        (34.5%)
                                         -----         ------       -------
                                         -----         ------       -------

       The components of deferred taxes included in the accompanying consolidated balance sheet as of June 30 are as follows:

                                             1997          1998
                                           -------       --------
Deferred tax assets:
  Accrued expenses                         $   343       $   340
  Net operating loss carryforwards           5,396         5,128
  Tax credits                                  125         1,108
                                           -------       --------
Gross deferred tax assets                    5,864         6,576
Deferred tax liabilities:
  Fixed assets                                (828)         (963)
                                           -------       --------
Net deferred tax asset                     $ 5,036       $ 5,613
                                           -------       --------
                                           -------       --------

     At June 30, 1998, the Company had net operating loss carryforwards of approximately $15,082. Due to an ownership change which took place in a prior year, approximately $1,957 of the net operating loss carryforwards are subject to limitations set forth in regulations under the Internal Revenue Code. Under those regulations, future utilization is limited to approximately $280 per year.

10.  COMMITMENTS AND CONTINGENCIES

     In October 1997, the Company entered into a release and separation agreement with an officer of the Company pursuant to which he continues to receive bimonthly payments based on his previous annual base salary rate of $400 for a period of one year. These payments will cease in October 1998.

                        CONFIDENTIAL DRAFT  09/27/98  7:37 PM

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


     During fiscal 1997, Advanced renegotiated the employment agreement with a former officer of the Company and entered into a consulting agreement with the former officer through December 1998. The agreement specifies a monthly consulting fee of $15.

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


11.  MAJOR CLIENTS

     The Company had sales to major clients comprising the following percentages of consolidated revenues for the years ended June 30:

         Customer           1996     1997      1998
         --------           ----     ----      ----
            A                11%      19%       27%
            B                10%       9%       19%
            C                44%      44%       19%
            D                 5%       6%       12%
            E                12%       6%        2%

12.  STOCK OPTIONS AND WARRANTS

     In February 1993, the Company's shareholders approved the ATC Communications Group, Inc. 1992 Stock Option Plan (the "1992 Plan") which provides for the granting of options to purchase up to a maximum of 3,000,000 shares of Common Stock to key employees, officers, and directors of the Company and its subsidiaries. Options granted pursuant to the 1992 Plan are exercisable for 10 years from the date of grant subject to vesting schedules. The Company may grant additional options at any time prior to December 11, 2002.

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

                        CONFIDENTIAL DRAFT  09/27/98  7:37 PM

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


     Information regarding the 1992 Plan and 1996 Plan is summarized below:

                                                1992 Plan                  1996 Plan
                                        ------------------------    -----------------------
                                                        Weighted                   Weighted
                                                        Average                    Average
                                                        Exercise                   Exercise
                                           Shares        Price         Shares       Price
                                        -----------     --------     ----------    --------
Outstanding at June 30, 1995             1,365,000       $1.21
Granted                                  1,312,500       $9.28
Exercised                                 (215,250)      $1.25
                                        -----------
Outstanding at June 30, 1996             2,462,250       $5.51                -
Granted                                          -                    1,653,000     $11.08
Exercised                                 (322,750)      $1.60                -
Cancelled                                  (42,500)      $6.51                -
                                        -----------     --------     ----------    --------
Outstanding at June 30, 1997             2,097,000       $6.09        1,653,000     $11.08
Granted                                  2,240,000       $2.65        2,196,000     $ 2.77
Exercised                                        -                            -
Cancelled                               (2,375,000)      $6.75       (2,634,000)    $ 8.38
                                        -----------     --------     ----------    --------
Outstanding at June 30, 1998             1,962,000       $1.36        1,215,000     $ 1.91
                                        -----------     --------     ----------    --------
                                        -----------     --------     ----------    --------
Exercisable at June 30, 1998             1,281,000       $1.29          501,668     $ 2.50
                                        -----------     --------     ----------    --------
                                        -----------     --------     ----------    --------

     The following tables summarize information about stock options outstanding at June 30, 1998:

                                             Options Outstanding                    Vested Options
                                ------------------------------------------     -----------------------
                                    Weighted                      Weighted                    Weighted
    Exercise                        Average                        Average                    Average
     Price                         Remaining        Number of      Exercise    Number of      Exercise
     Range                      Contractual Life     Shares         Price        Shares        Price
---------------                 ----------------   ----------     ---------    ---------      --------
$1.00 -- $1.50                     7.57 years      2,902,000        $1.41      1,587,668       $1.33
$1.63 -- $4.00                     8.46 years        310,000        $3.32        230,000       $3.91
$5.00 -- $13.00                    7.75 years         35,000        $8.73         35,000       $8.73

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



     The fair value of each option was estimated on the date of grant based on the Black-Sholes option pricing model assuming, among other things, no dividend yield, a risk free interest rate commensurate with the option's remaining expected life, expected volatility of 70% and expected life of 6 years. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                                     Year Ended June 30,
                                                              ----------------------------------
                                                                 1996          1997           1998
                                                              ---------     ---------      ---------

AS REPORTED:
Net income (loss) from continuing operations                  $  5,850      $  1,429       $  (4,861)
                                                              --------      --------       ---------
                                                              --------      --------       ---------
Basic earnings (loss) per  share from
  continuing operations                                       $   0.40      $   0.07       $   (0.23)
                                                              --------      --------       ---------
                                                              --------      --------       ---------
Diluted earnings (loss) per  share from
  continuing operations                                       $   0.25      $   0.06       $   (0.23)
                                                              --------      --------       ---------
                                                              --------      --------       ---------
PRO FORMA:
Net income (loss)                                             $  5,436      $ (1,237)      $  (7,827)
                                                              --------      --------       ---------
                                                              --------      --------       ---------
Basic earnings (loss) per  share from
  continuing operations                                       $   0.37      $  (0.07)      $   (0.36)
                                                              --------      --------       ---------
                                                              --------      --------       ---------
Diluted earnings (loss) per  share from
  continuing operations                                       $   0.23      $  (0.07)      $   (0.36)
                                                              --------      --------       ---------
                                                              --------      --------       ---------

     In May 1994, the Company granted warrants, which expire May 30, 1999, to a financial advisory services firm entitling the firm to purchase 650,000 shares of Common Stock at a purchase price of $1.625 per share, the market price on the date granted. During fiscal 1997, the warrants were exercised in full.

     In April 1993, Advanced initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to Advanced's key employees, officers, and directors to purchase up to a maximum of 1,117,379 shares of Advanced's common stock ("Advanced Common"). In December 1996, the Company initiated the Aegis Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for holders of options to purchase shares of Advanced Common to exchange shares of Advanced Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged on the ratio of two shares of Common Stock for one share of Advanced Common. During fiscal 1997, holders of options to purchase 207,348 shares of Advanced Common exercised such options. At June 30, 1998, fully vested options to purchase 11,669 shares of Advanced Common were outstanding. The options to purchase Advanced Common outstanding at June 30, 1998 are subject to the Rights Plan as discussed above.

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



     Pursuant to the Advanced Telemarketing Corporation 1993 Stock Option Plan, in October 1993, Advanced granted to the president of Advanced options to purchase 680,908 shares of Advanced's common stock (representing 15% of the fully diluted common stock of Advanced) at $0.01 per share. In March 1995, the president of Advanced surrendered such options in exchange for stock options to purchase a total of 2,410,880 shares of Aegis Common Stock at $0.8125 per share, the market price at the date of grant. The Aegis options granted became fully exercisable on August 1, 1995 and are exercisable for 10 years from the date of grant. During fiscal years 1996 and 1997, options to purchase 1,348,701 and 1,062,179 shares, respectively, of Aegis Common Stock were exercised pursuant to this grant.

     In December 1996, the Company initiated the Aegis Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for certain holders of the Advanced Common to exchange such shares for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged, based on the fair value of the respective shares, on a ratio of two shares of Common Stock for one share of Advanced Common. During fiscal 1997 and 1998, the Company issued 414,696 and 26,734 shares, respectively, of Common Stock pursuant to the Rights Plan.


13.  EMPLOYEE BENEFIT PLAN

     During fiscal 1991, Advanced adopted a defined contribution 401(k) plan covering all eligible employees, as defined. Eligible employees may elect to contribute up to 20% of their compensation, not to exceed $10 per year. The Company may, at its discretion, match employee contributions. There was no employer matching contribution made in fiscal years 1996, 1997 or 1998.


14.   SUBSEQUENT EVENTS

     On June 25, 1998, a summary judgment was entered against ATC in a breach of contract case filed by an ATC option holder in the United States District Court, District of Kansas. The amount of the judgment, including prejudgment interest and costs, was approximately $2.4 million. On July 29, 1998, the Company settled the lawsuit (the "Kansas Litigation Settlement") for a cash payment of $1.9 million. As part of the settlement, the plaintiff also agreed to exercise its option (granted on December 21, 1994) to acquire 225,000 shares of the Company's common stock for $1.00 per share by September 15, 1998. In addition, the Company obtained a full release and waiver of the plaintiff's claims in connection with the Kansas matter.

     On July 9, 1998, Aegis, formerly known as ATC Communications Group, Inc. ("ATC") completed the acquisition of IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of ATC Merger Sub, Inc., a New York corporation and wholly-owned subsidiary of the ATC ("Sub"), with and into IQI pursuant to an Agreement and Plan of Merger dated as of April 7, 1998 (the "Merger Agreement") by and between the ATC, Sub and IQI. Thayer Equity Investors III, L.P. ("Thayer") beneficially owned approximately 63% of IQI's common stock

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



     prior to the Merger, with the balance of common stock ownership being held by approximately fifty other stockholders.

     Pursuant to the Merger Agreement, each former holder of common stock, $.001 par value, of IQI ("IQI Common Stock") received, in exchange for each such share, 9.7513 shares of the common stock, par value $0.01 per share, of the Registrant ("ATC Common Stock"). As a result of the Merger, ATC issued approximately 34.2 million shares, or rights to acquire shares, of ATC Common Stock to holders of IQI Common Stock and IQI stock options and warrants in a tax-free exchange. The acquisition has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Subsequent to the Merger, former IQI stockholders own approximately 57.5% of the Company's Common Stock and the Registrant's pre-merger stockholders own approximately 42.5% of the Company's Common Stock. Consequently, Thayer and its affiliates hold approximately 37.7% of the Company's Common Stock.

     IQI's stockholders approved the Merger at a Special Meeting of Stockholders held on July 9, 1998. ATC's stockholders approved the Merger at the Annual Meeting of Stockholders held on July 9, 1998. At the ATC Annual Meeting of Stockholders, the ATC stockholders also elected twelve directors, five of whom were nominated by the IQI board of directors, five of whom were nominated by the ATC board of directors and two of whom were jointly nominated by the ATC and IQI boards. The directors elected were William G. Moore, Jr., Darryl D. Pounds, Michael G. Santry, Matthew S. Waller, David
     L. Malcolm, Daniel H. Chapman, Peter V. Ueberroth, Drew Lewis, Frederic V. Malek, Paul G. Stern, Stephen A. McNeely, and Edward Blank.

     In connection with the consummation of the Merger, the Registrant changed its corporate name to Aegis Communications Group, Inc., which became effective with the filing of its Amended and Restated Certificate of Incorporation on July 9, 1998. In addition, the Registrant changed its Nasdaq National Market System ticker symbol to "AGIS," effective July 13, 1998.

     Also in connection with the Merger, IQI entered into a Second Amended and Restated Credit Agreement dated as of July 9, 1998 (the "Credit Agreement") with The Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB") whereby Scotiabank and CSFB rolled over and continued their loan commitments aggregating $53.0 million and Scotiabank committed to provide IQI an additional $12.0 million in revolving loans, resulting in a total facility of $65.0 million. The proceeds of the additional loan were used to refinance the bank indebtedness of Advanced, to pay transaction expenses, and for general corporate and working capital needs of IQI and Advanced. As part of the amendment of the Credit Agreement, the Company and Advanced agreed to guarantee the IQI indebtedness and grant blanket security interests in their assets to secure repayment of the banks' loans. The Company also pledged its shares of Advanced common stock to the banks to secure repayment of the banks' loans.

     In connection with the Merger, Thayer provided approximately $6.8 million in subordinated indebtedness as well as a guarantee for $2,000 in bridge financing to assist in funding the Company's working capital needs. In connection with the guarantee, and for additional consideration of $110, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 (110% of the average of the high and low

                          AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1996, 1997 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



     prices of ATC Common Stock on April 7, 1998, the day before the announcement of the proposed Merger).

     On July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. The Thayer-led group's obligation to fund the debt and the Company's obligation to issue the warrants are subject to customary conditions. The additional indebtedness, when and if drawn, is convertible into the Company's Common Stock at a conversion price of $2.375 per share, the closing price of such stock on July 2, 1998, the date the Thayer-led group agreed to the commitment. Such debt will be in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously committed to lend to the Company. As of September 18, 1998, the Company had drawn $1.9 million of this commitment in connection with the payment of the Kansas Litigation Settlement.

     The Merger Agreement also contains a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by Michael G. Santry, the Company's Co-Chairman, to March 31, 1999.
      At August 31, 1998, the principal and accrued but unpaid interest on the note totaled approximately $1.8 million.

     Concurrent with the Merger, Aegis changed its fiscal year end from June 30 to December 31 and, accordingly, will file an annual report on Form 10-K for the period ended December 31, 1998. The first quarterly report on Form 10-Q for the combined company will be filed for the quarter ending September 30, 1998.

     In September 1998, the Company initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan (the "1998 Plan") which provides for the granting of options to purchase up to a maximum of 7,500,000 shares of Common Stock to key employees, officers and directors of the Company and its operating subsidiary. Options granted pursuant to the 1998 Plan are exercisable for 10 years from the date of the grant subject to vesting schedules. The Company may grant additional options at any time prior to September 2008.

                       AEGIS COMMUNICATIONS GROUP, INC.
                      UNAUDITED PRO FORMA FINANCIAL DATA



     The following unaudited pro forma financial data (the "Unaudited Pro Forma Financial Data") of Aegis have been derived by the application of pro forma adjustments to the historical financial statements of IQI and ATC for the periods indicated. The pro forma adjustments are described in the accompanying notes. The "IQI As Adjusted" data reflect IQI's acquisition of InterServ Services Corporation (the "InterServ Acquisition") as if it had occurred on January 1, 1997. The historical IQI data for the year ended December 31, 1997 and the historical InterServ data for the six months and eleven days ended July 11, 1997 have been derived from the audited financial statements of such companies. The historical ATC data for the twelve months ended December 31, 1997 have been derived from the audited financial statements for the fiscal year ended June 30, 1997, adjusted to a calendar year basis using the unaudited financial data for the six-month periods ended December 31, 1997 and 1996. The historical IQI data and historical ATC data for the six months ended June 30, 1998 have been derived from the unaudited financial statements of such companies, which in the opinion of management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited periods.

     The unaudited pro forma statement of operations data for the six months ended June 30, 1998 and the year ended December 31, 1997 give effect to the Merger and the related transactions described under the heading "Other Transactions Related to the Merger" as if they had occurred at the beginning of the periods presented. The unaudited pro forma statement of operations data for the year ended December 31, 1997 also gives effect to the InterServ Acquisition as if it had occurred on January 1, 1997. The unaudited pro forma balance sheet data as of June 30, 1998 give effect to the Merger and its related transactions as if such transactions had occurred on such date. The Unaudited Pro Forma Financial Data are provided for informational purposes only and do not purport to represent the results of operations or financial position of Aegis had such transactions in fact occurred on such dates, nor do they purport to be indicative of the financial position or results of operations as of any future date or for any future period.

     The Unaudited Pro Forma Financial Data and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto.

                     AEGIS COMMUNICATIONS GROUP, INC.
       UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 1997
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    IQI
                                   -------------------------------------------------
                                                 Pro Forma Adjustments                                      Merger
                                               ------------------------        As             ATC           Adjust-        Aegis
                                   Historical  InterServ(1)    Other        Adjusted       Historical        ments       Pro Forma
                                   ----------  ------------  ----------    ----------      ----------      ---------     ----------
Revenues:
  Teleservices                     $115,609    $  6,401      $    -        $ 122,010       $  89,610       $     -       $ 211,620
  Marketing research services        18,223      18,920           -           37,143               -             -          37,143
                                   ---------   ---------     -------       ----------      ----------      --------      ----------
  Total revenues                    133,832      25,321           -          159,153          89,610             -         248,763
Cost of services                     88,190      16,785           -          104,975          65,710             -         170,685
                                   ---------   ---------     -------       ----------      ----------      --------      ----------
  Gross profit                       45,642       8,536           -           54,178          23,900             -          78,078
Operating expenses                   36,312       8,340        (588)(2)       43,486          25,625             -          69,111
                                                               (578)(2)
Depreciation and amortization         6,093         936         504 (3)        7,533           3,981         1,055 (6)      12,569
                                   ---------   ---------     -------       ----------      ----------      --------      ----------
  Operating income (loss)             3,237        (740)        662            3,159          (5,706)       (1,055)         (3,602)
Interest expense, net                 3,626         221         665 (4)        4,512             640           655 (7)       5,807
                                   ---------   ---------     -------       ----------      ----------      --------      ----------
  Loss before income taxes             (389)       (961)         (3)          (1,353)         (6,346)       (1,710)         (9,409)
Income tax expense (benefit)            595         220         (35)(5)          780          (2,015)         (262)(8)      (1,497)
                                   ---------   ---------     -------       ----------      ----------      --------      ----------
  Net income (loss)                $   (984)   $ (1,181)     $   32        $  (2,133)      $  (4,331)      $(1,448)      $  (7,912)
                                   ---------   ---------     -------       ----------      ----------      --------      ----------
                                   ---------   ---------     -------       ----------      ----------      --------      ----------
Net loss per share                 $  (0.04)                               $   (0.07)      $   (0.21)                    $   (0.16)
                                   ---------                               ----------      ----------                    ----------
                                   ---------                               ----------      ----------                    ----------
Weighted average shares
outstanding(9)                       27,233                                   29,259          20,905                        50,164
                                   ---------                               ----------      ----------                    ----------
                                   ---------                               ----------      ----------                    ----------


                            See accompanying notes.

                       AEGIS COMMUNICATIONS GROUP, INC.
        UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                        SIX MONTHS ENDED JUNE 30, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Historical
                                      ------------------------     Merger        Aegis
                                         IQI          ATC       Adjustments    Pro Forma
                                      ----------  ------------  -----------    ---------
Revenues:
  Teleservices                        $ 73,085     $ 47,945        $    -      $ 121,030
  Marketing research services           15,971            -             -         15,971
                                      ---------    ---------       -------     ----------
  Total revenues                        89,056       47,945             -        137,001
Cost of services                        57,390       34,705             -         92,095
                                      ---------    ---------       -------     ----------
  Gross profit                          31,666       13,240             -         44,906
Operating expenses                      23,884       11,771             -         35,655
Depreciation and amortization            4,998        2,241           504 (6)      7,743
                                      ---------    ---------       -------     ----------
  Operating income (loss)                2,784         (772)         (504)         1,508
Interest expense, net                    2,429          540           326 (7)      3,295
Litigation settlement                        -        1,900             -          1,900
                                      ---------    ---------       -------     ----------
  Income (loss) before income taxes        355       (3,212)         (830)        (3,688)
Income tax expense (benefit)               742       (1,140)         (130)(8)       (529)
                                      ---------    ---------       -------     ----------
  Net income (loss)                   $   (387)    $ (2,072)       $ (700)     $  (3,159)
                                      ---------    ---------       -------     ----------
                                      ---------    ---------       -------     ----------
Earnings (loss) per share:            $  (0.01)    $  (0.10)                   $   (0.06)
                                      ---------    ---------                   ----------
                                      ---------    ---------                   ----------
Weighted average shares
outstanding(9)                          30,122       21,478                       51,600
                                      ---------    ---------                   ----------
                                      ---------    ---------                   ----------


                            See accompanying notes.

                       AEGIS COMMUNICATIONS GROUP, INC.
                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                      COMBINED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED)

(1) The InterServ Acquisition occurred on July 12, 1997. This data represents the historical results of operations of InterServ for the period from January 1, 1997 through July 11, 1997.

(2) In connection with the InterServ Acquisition, during the year ended December 31, 1997, InterServ incurred certain non-recurring expenses. These expenses have been deducted for purposes of the Unaudited Pro Forma Financial Data. These expenses include:

     (a) Transaction expenses incurred by InterServ in connection with the InterServ Acquisition totaling approximately $0.6 million.

     (b) Expenses relating to the vesting of stock options to purchase shares of InterServ totaling approximately $0.6 million.

(3) Had the InterServ Acquisition occurred on January 1, 1997, amortization of goodwill would have increased by approximately $0.5 million for the year ended December 31, 1997.

(4) In connection with the InterServ Acquisition, IQI incurred approximately $22.0 million of debt. Had such debt been incurred as of January 1, 1997, interest would have increased by approximately $0.7 million for the year ended December 31, 1997.

(5) Reflects adjustment to income tax provision as a result of the pro forma adjustments described in items (2) and (4) above.

(6) Had the Merger occurred at the beginning of the periods presented, amortization of goodwill would have increased as follows:

        Additional goodwill resulting from Merger                                 $ 22,477
        Additional goodwill related to anticipated restructuring reserve               250
        Additional goodwill related to stock options of ATC                          2,090
        Additional goodwill related to Merger transaction costs, net of
          deferred financing costs - bank ($500)                                     3,455
                                                                                  --------
        Total increase to goodwill                                                $ 28,271
        Estimated life                                                            25 years
                                                                                  --------
          Annual amortization of additional goodwill                              $  1,131
                                                                                  --------
                                                                                  --------



                                                                                  SIX MONTHS
                                                                 YEAR ENDED          ENDED
                                                                 DECEMBER 31,      JUNE 30,
                                                                     1997            1998
                                                                 ------------     ----------
        Amortization of additional goodwill                       $  1,131         $  566
        Actual amortization of goodwill recorded by ATC                (76)           (62)
                                                                 ----------        -------
          Net increase in amortization of goodwill                $  1,055         $  504
                                                                 ----------        -------
                                                                 ----------        -------


                       AEGIS COMMUNICATIONS GROUP, INC.
                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                 COMBINED STATEMENTS OF OPERATIONS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED)


(7) Concurrent with the Merger, IQI entered into a new loan agreement with its lenders and borrowed an additional $4.6 million. Thayer provided subordinated financing of $6.8 million to Aegis. Proceeds from these financing transactions was used to refinance $8.6 million of existing indebtedness of Advanced and repay ATC's term loan of $0.2 million. As a result, pro forma indebtedness increased by $2.6 million. Had such debt transactions occurred at the beginning of the periods presented, interest expense would have increased and deferred financing costs associated with the issuance of the debt would have been amortized during the period. Additionally, had the Chairman of ATC repaid borrowings of approximately $2.0 million at the beginning of the periods presented, interest income would have decreased. Total interest expense, net, would have increased as follows:

                                                                                      INTEREST EXPENSE
                                                                                ---------------------------
                                                                   AMOUNT         YEAR           SIX MONTHS
                                                  AVERAGE       OUTSTANDING       ENDED            ENDED
                                                  INTEREST       AT JUNE 30,    DECEMBER 31,      JUNE 30,
                                                    RATE            1998           1997             1998
                                                  --------      ------------    ------------     ----------
     Additional bank loan to IQI                    8.25%         $ 4,600          $ 379           $ 190
     Additional subordinated indebtedness          12.00%           6,827            819             409
     Refinance indebtedness of Advanced             8.75%          (8,623)          (754)           (377)
     Repay Advanced term loan                       9.00%            (222)           (20)            (10)
     Additional amortization of deferred
       financing costs - bank loan                                                    83              41
     Additional amortization of deferred
       financing costs - Thayer warrants                                              38              19
                                                                                   ------          ------
     Increase in interest expense                                                  $ 545           $ 272
     Decrease in interest income related to
       repayment of borrowings by
       Chairman of ATC                                                               110              55
                                                                                   ------          ------
     Net increase in interest expense                                              $ 655           $ 327
                                                                                   ------          ------
                                                                                   ------          ------


(8) As a result of the pro forma adjustments described in items (6) and (7) above, Aegis would record an income tax benefit of $0.3 million for the year ended December 31, 1997 and $0.1 million for the six months ended June 30, 1998.

(9) The weighted average shares outstanding for IQI have been adjusted to reflect the effects of the Merger by multiplying the historical weighted average shares by the Merger exchange ratio of 9.7513. The weighted average shares do not include common stock equivalents because their effect would be anti-dilutive.

                                  AEGIS COMMUNICATIONS GROUP, INC.
                     UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEETS
                                         JUNE 30, 1998
                                         (IN THOUSANDS)


                                                  HISTORICAL                            AEGIS
                                             -------------------       MERGER           PRO FORMA
                                                IQI       ATC        ADJUSTMENTS        COMBINED
                                             --------  ---------   ---------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                  $  6,945   $   296      $ (3,455) (1)       $  6,740
                                                                        2,582  (2)
                                                                         (500) (3)
                                                                        2,000  (4)
                                                                       (1,127) (2)
  Accounts receivable, net                     32,097    21,728             -              53,825
  Notes receivable                                  -     4,332        (2,000) (4)          2,332
  Other current assets                          3,942     1,112           (70) (5)          4,984
                                             --------   --------     ---------           ---------
     Total current assets                      42,984    27,468        (2,571)             67,882
Property and equipment, net                    23,631    13,573         1,127  (2)         38,152
                                                                         (180) (5)
Cost in excess of net assets
 acquired, net                                 42,454     1,638        22,477  (1)         72,363
                                                                        3,455  (1)
                                                                        2,090  (1)
                                                                          250  (5)
Deferred financing costs, net                   1,262         -           500  (3)          2,045
                                                                          283  (6)
Deferred tax assets                                 -     5,273             -               5,273
Other assets                                      912       386             -               1,298
                                             --------   --------     ---------           ---------
                                             $111,243  $ 48,338     $  27,431            $187,013
                                             --------   --------     ---------           ---------
                                             --------   --------     ---------           ---------
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                   $      -   $ 8,623     $  (8,623) (2)              -
  Current portion of long-term debt               350       222          (222) (2)            350
  Current portion of capital leases               751     1,191             -               1,941
  Accounts payable and accrued expenses        18,322    11,867             -              30,190
  Other current liabilities                     3,046       121             -               3,167
                                             --------   --------     ---------           ---------
     Total current liabilities                 22,470    22,024        (8,845)             35,649
Long-term obligations, less current portions   51,600     3,471         4,600  (2)         59,672
Subordinated indebtedness                       3,070         -         6,827  (2)          9,897
Other liabilities                               3,043         -             -               3,043
Shareholders' equity:
  Preferred stock                                   -         0             -                   0
  Common stock                                      3       218           301  (1)            520
                                                                           (3) (7)
  Treasury stock                                    -    (1,421)            -              (1,421)
  Additional paid-in capital                   29,195    18,309        24,265  (1)         77,792
                                                                          283  (6)
                                                                        5,740  (7)
  Cumulative translation adjustment                13         -             -                  13
  Retained earnings                             1,849     5,737        (5,737) (7)          1,849
                                             --------   --------     ---------           ---------
     Total shareholders' equity                31,060    22,843        24,850              78,753
                                             --------   --------     ---------           ---------
                                             $111,243   $48,338      $ 27,431            $187,013
                                             --------   --------     ---------           ---------
                                             --------   --------     ---------           ---------


                                See accompanying notes.

                          AEGIS COMMUNICATIONS GROUP, INC.
                       NOTES TO UNAUDITED PRO FORMA CONDENSED
                              COMBINED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED)


(1) In connection with the Merger, each share of IQI Common Stock issued and outstanding immediately prior to the Merger was converted into the right to receive 9.7513 shares of ATC Common Stock. Had the Merger occurred on June 30, 1998, ATC would have issued 30,121,828 shares of common stock, $.01 par value.

     The Merger Price is assumed to be $45.3 million (assuming a per share value of $2.11 and 21,478,624 shares outstanding as of April 7, 1998, the date of the Merger Agreement). The book value of net assets acquired was $22.8 million at June 30, 1998, resulting in an excess of purchase price over the tangible book value of the assets acquired and liabilities assumed of $22.5 million. Goodwill also includes the intrinsic value of ATC's stock options of $2.1 million.

     In addition, costs associated with the Merger are estimated to be approximately $3.3 million, net of deferred financing costs of $0.7 million.

     As a result of the above transactions, the following entries would have been made at June 30, 1998:

         Goodwill associated with purchase price                  $ 22,477
         Goodwill associated with Merger transaction costs           3,455
         Additional goodwill related to stock options of ATC         2,090
         Cash                                                       (3,455)
         Common stock ($.01 par value)                            $    301
         Additional paid-in capital                                 24,265


(2) Concurrent with the Merger, IQI entered into a new loan agreement with its lenders and borrowed an additional $4.6 million. In addition, Thayer provided subordinated financing of $6.8 million at the closing of the Merger (for a cumulative commitment of $8.8 million). Proceeds from these financing transactions was used to refinance $8.6 million of existing indebtedness of Advanced, repay Advanced's term loan of $0.2 million and repay certain lease obligations of Advanced of $1.1 million. As a result, pro forma indebtedness and obligations increased by $2.6 million and $1.5 million, respectively, as follows:

         Proceeds from additional bank loan to IQI                $  4,600
         Proceeds from additional subordinated indebtedness          6,827
         Refinance indebtedness of Advanced                         (8,623)
         Repay Advanced term loan                                     (222)
                                                                  ---------
           Net increase in debt                                      2,582
         Repay Advanced lease obligations                           (1,127)
                                                                  ---------
           Net increase in obligations                            $  1,455
                                                                  ---------
                                                                  ---------


                          AEGIS COMMUNICATIONS GROUP, INC.
                      NOTES TO UNAUDITED PRO FORMA CONDENSED
                        COMBINED BALANCE SHEETS (CONTINUED)
                     (Dollars in thousands, except where noted)


(3) In connection with the additional bank loan, IQI incurred approximately $0.5 million of additional financing costs. These costs have been included as deferred financing costs and will be amortized over the term of the additional bank loan (six years).

(4) The Chairman of ATC had outstanding borrowings from ATC of approximately $3.8 million at June 30, 1998, including accrued interest. Pursuant to the Merger Agreement, approximately $2.0 million was paid at the closing of the Merger and the remaining principal balance and accrued interest is due on March 31, 1999.

(5) In connection with the Merger, Aegis anticipates that it will record a restructuring reserve in the quarter ending September 30, 1998 totaling $13.0 million. This reserve includes estimates of one-time write-offs of redundant hardware and software; costs of conversion to common accounting, reporting and information technology platforms; and consolidation of certain functions including costs to relocate administrative offices and employees, costs to migrate certain locations, severance and other associated expenses. An accrual for the $0.3 million of these expenses related to ATC has been included in property and equipment, net, other assets and in goodwill. However, the unaudited pro forma condensed combined statements of operations do not reflect any anticipated benefits from these restructuring costs because such benefits will be realized over a period of several quarters beyond the date the restructuring costs are incurred.

(6) In connection with the $2.0 million bridge financing guaranteed by Thayer, ATC issued Thayer, for the purchase price of $0.1 million, warrants to purchase up to 1.1 million shares of common stock of Aegis at an exercise price of $1.96 per share. The fair market value of the warrants was approximately $0.2 million at June 30, 1998. Such fair market value has been included as deferred financing costs and will be amortized over five years.

     In connection with the up to $4.0 million financing commitment provided by Thayer, Thayer received warrants to purchase 350,000 shares of common stock of Aegis at an exercise price of $2.375 per share. The fair market value of the warrants was approximately $0.1 million at July 6, 1998, the date the commitment was made. Such fair market value has been included as deferred financing costs and will be amortized over five years.

(7) As a result of the Merger, the equity of IQI and ATC will be combined. As a result, the following entries will be made:

         Eliminate IQI's common stock            $    (3)
         Eliminate ATC's retained earnings        (5,737)
         Additional paid-in capital                5,740


                          AEGIS  COMMUNICATIONS GROUP, INC.
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                         Charged To
                                                          Earnings -
                                        Balance at       General and                       Balance at
                                       Beginning of     Administrative         Net            End
     Description                           Year            Expenses         Write-Off       of Year
-------------------------------        ------------     --------------      ---------      ----------
YEAR ENDED JUNE 30, 1996:
Allowance for doubtful accounts           $  91            $  125            $  (41)        $  175
                                          ------           -------           -------        -------
                                          ------           -------           -------        -------
YEAR ENDED JUNE 30, 1997:
Allowance for doubtful accounts           $ 175            $  (75)           $  (26)        $  74
                                          ------           -------           -------        -------
                                          ------           -------           -------        -------
YEAR ENDED JUNE 30, 1998:
Allowance for doubtful accounts           $  74            $  270            $    -         $  344
                                          ------           -------           -------        -------
                                          ------           -------           -------        -------


                                   EXHIBITS INDEX


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
--------------      ----------------------
Exhibit 3.1         Amended and Restated Certificate of Incorporation.

Exhibit 3.2         Amended and Restated Bylaws.

Exhibit 10.10       Stockholders Agreement dated July 9, 1998 by and among ATC
                    Communications Group, Inc., Thayer Equity Investors III, L.P.,
                    ITC Services Company, Edward Blank, The Edward Blank 1995 Grantor
                    Retained Annuity Trust, Codinvest Limited, Michael G. Santry and Darryl D. Pounds.

Exhibit 10.11       Escrow Agreement dated July 9, 1998 between ATC Communications Group, Inc., the representative of the shareholders of IQI, Inc., and Harris Trust and
                    Savings Bank (filed herewith).

Exhibit 21.1        Subsidiaries of Registrant

Exhibit 27.1        Financial Data Schedule.
