Form 10-Q
period 1998-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 1998-11-16
CIK 778426

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ______________________

                          Commission File Number:   0-14315


                           AEGIS COMMUNICATIONS GROUP, INC.
                           --------------------------------
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

     TITLE OF EACH CLASS                          NUMBER OF SHARES OUTSTANDING
     -------------------                              ON NOVEMBER 9, 1998
                                                      --------------------
COMMON STOCK $.01 PAR VALUE                                52,284,374

                           AEGIS COMMUNICATIONS GROUP, INC.

                                  SEPTEMBER 30, 1998


                                  TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                 December 31, 1997 and September 30, 1998 (unaudited). . . . 3-4

               Unaudited Consolidated Statements of Operations
                 Three and Nine Months Ended September 30, 1997
                 and September 30, 1998. . . . . . . . . . . . . . . . . . . . 5

               Unaudited Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1997
                 and September 30, 1998. . . . . . . . . . . . . . . . . . . . 6

               Notes to Unaudited Consolidated Financial Statements. . . . .7-13

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . 14-20


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .21

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . 21-22

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 22-23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24


                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           AEGIS COMMUNICATIONS GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   DECEMBER 31,             SEPTEMBER 30,
                                                                                       1997                     1998
                                                                                   ------------             -------------
                                                                                                             (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                      $       5,288            $       7,020
    Accounts receivable, less allowance for doubtful accounts                             21,209                   54,014
    Unbilled accounts receivable, net                                                      4,367                    4,590
    Notes receivable -- related parties                                                        -                    2,157
    Current deferred tax assets                                                            1,415                    1,632
    Prepaid expenses and other current assets                                              2,720                    3,145
                                                                                   -------------            -------------
         Total current assets                                                             34,999                   72,558

Property and equipment, net of accumulated depreciation
    of $11,813 in 1997 and $17,924 in 1998                                                21,623                   33,770

Cost in excess of net assets acquired, net of accumulated
    amortization of $1,647 in 1997 and $3,650 in 1998                                     43,558                   72,310

Deferred tax assets                                                                            -                    6,398

Deferred financing costs, net                                                              1,242                    1,987

Other assets                                                                                 314                    2,127
                                                                                   -------------            -------------
                                                                                   $     101,736            $     189,150
                                                                                   -------------            -------------
                                                                                   -------------            -------------

                               See accompanying notes.

                           AEGIS COMMUNICATIONS GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 DECEMBER 31,            SEPTEMBER 30,
                                                                                    1997                      1998
                                                                                 ------------            -------------
                                                                                                          (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

      Current portions of long-term obligations                                $       1,101            $       2,313

      Due to shareholders                                                              1,908                        -

      Deferred income                                                                  3,262                    2,290

      Accounts payable and other accrued liabilities                                   5,535                   17,550

      Accrued compensation expense                                                     4,543                   10,577

      Other current liabilities                                                        1,026                      571
                                                                               -------------            -------------
           Total current liabilities                                                  17,375                   33,301

Revolving line of credit                                                              15,000                   27,100

Long-term obligations, net of current portions                                        35,257                   36,503

Subordinated indebtedness due to affiliates                                            1,000                   11,885

Other long-term liabilities                                                            2,531                    3,043

Commitments and contingencies                                                              -                        -

Shareholders' equity:

      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; 29,778, $.36 cumulative Series B shares
           issued and outstanding in 1998                                                  -                        0

      Common stock, $.01 par value, 100,000,000 shares
           authorized; 29,865,951 and 52,284,374 shares
           issued and outstanding at December 31, 1997
           and September 30, 1998, respectively                                            3                      523

      Treasury stock                                                                       -                   (1,421)

      Additional paid-in capital                                                      28,321                   78,028

      Cumulative translation adjustment                                                   13                       32

      Retained earnings                                                                2,236                      156
                                                                               -------------            -------------
           Total shareholders' equity                                                 30,573                   77,318
                                                                               -------------            -------------
                                                                               $     101,736            $     189,150
                                                                               -------------            -------------
                                                                               -------------            -------------

                               See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                  --------------------             ---------------------
                                                     1997        1998                1997         1998
                                                  -----------  --------            --------    ---------
Revenues                                           $ 39,278    $ 73,337            $ 91,764    $ 162,393
Cost of services, excluding depreciation
and amortization shown below                         25,947      49,666              59,880      107,056
                                                   --------    --------            --------    ---------
     Gross profit                                    13,331      23,671              31,884       55,337
Selling, general and administrative expenses         10,437      17,063              24,900       40,764
Depreciation                                          1,174       3,114               2,919        6,894
Acquisition goodwill amortization                       600         803               1,036        2,020
Restructuring and other charges                           -       3,624                   -        3,624
                                                   --------    --------            --------    ---------
     Total operating expenses                        12,211      24,604              28,855       53,302
                                                   --------    --------            --------    ---------
     Operating income (loss)                          1,120        (933)              3,029        2,035
Interest expense, net                                 1,130       1,723               2,307        4,152
                                                   --------    --------            --------    ---------
     Income (loss) before income taxes                  (10)     (2,656)                722       (2,117)
Income tax expense (benefit)                            292        (695)                870          (37)
                                                   --------    --------            --------    ---------
     Net loss                                      $   (302)   $ (1,961)           $   (148)   $  (2,080)
                                                   --------    --------            --------    ---------
                                                   --------    --------            --------    ---------

Basic and diluted loss per common share            $  (0.01)   $  (0.04)           $  (0.01)   $   (0.06)
                                                   --------    --------            --------    ---------
                                                   --------    --------            --------    ---------
Basic and diluted weighted average
common shares outstanding                            28,797      51,726              26,560       37,154

                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      --------------------------
                                                                         1997             1998
                                                                      ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $    (148)      $  (2,080)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Depreciation and amortization                                     3,955           8,914
        Assets written-off                                                    -           2,503
        Other                                                                 -              42
        Changes in operating assets and liabilities                      (1,964)         (8,140)
                                                                      ---------       ---------
        Net cash provided by operating activities                         1,843           1,239

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (3,722)         (7,403)
    Acquisition costs, ATC                                                    -          (3,943)
    Net cash acquired from ATC                                                -             296
    Acquisition of InterServ                                            (15,776)              -
                                                                      ---------       ---------
        Net cash used in investing activities                           (19,498)        (11,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net                                    24,963           3,822
    Proceeds from affiliate debt                                              -          10,772
    Principal payments on long-term debt                                 (6,200)         (1,397)
    Payments on capital lease obligations                                  (181)         (1,025)
    Proceeds from exercise of stock options                                   -             239
    Deferred financing costs                                               (650)           (888)
                                                                      ---------       ---------
        Net cash provided by financing activities                        17,932          11,523

Effect of exchange rate on cash                                               -              20

Net increase in cash and cash equivalents                                   277           1,732

Cash and cash equivalents at beginning of period                          2,250           5,288
                                                                      ---------       ---------
Cash and cash equivalents at end of period                            $   2,527       $   7,020
                                                                      ---------       ---------
                                                                      ---------       ---------
Supplemental information on non-cash transactions:
    Issuance of stock to effect acquisition of ATC                    $       -       $  45,320

                             See accompanying notes.

                      AEGIS COMMUNICATIONS GROUP, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997 AND 1998

1.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS
128. Aegis Communications Group, Inc. ("Aegis" or "the Company") has adopted SFAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic and diluted EPS are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would have an anti-dilutive effect.

     Basic and diluted weighted average shares outstanding for the three and nine month periods ending September 30, 1997 and 1998 were computed as follows:

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------     ----------------
                                                     1997         1998       1997      1998
                                                    ------       ------     ------    ------
BASIC AND DILUTED (1)
Weighted average common shares outstanding:
       IQI (2)                                      28,797       30,126     26,560    29,954
       ATC                                               -       21,961          -     7,320
                                                    ------       ------     ------    ------
                                                    28,797       52,087     26,560    37,274
Weighted average treasury shares                         -         (361)         -      (120)
                                                    ------       ------     ------    ------
             Shares used in EPS calculation         28,797       51,726     26,560    37,154
                                                    ------       ------     ------    ------
                                                    ------       ------     ------    ------

-------------------------------------------------------------------------------
(1) For the three and nine month periods ended September 30, 1997 and 1998, common stock equivalents are not included in diluted EPS calculations because their inclusion would have an anti-dilutive effect.

(2) The weighted average shares outstanding for IQI have been adjusted to reflect the effects of the Merger by multiplying the historical weighted average shares by the Merger exchange ratio of 9.7513. The weighted average shares do not include common stock equivalents because their effect would be anti-dilutive.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997 AND 1998

2.  THE MERGER

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

     Pursuant to the Merger Agreement, each former holder of common stock, $.001 par value, of IQI ("IQI Common Stock") received, in exchange for each such share, 9.7513 shares of the common stock, par value $0.01 per share, of the Company ("ATC Common Stock"). As a result of the Merger, ATC issued approximately 34.2 million shares of ATC Common Stock and Common Stock equivalents to holders of IQI Common Stock and IQI stock options and warrants in a tax-free exchange. The acquisition has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Accordingly, the pre-Merger consolidated financial information reported is that of IQI. Effective upon the Merger, the Company formally changed its name to Aegis Communications Group, Inc. and its Nasdaq National Market System symbol to "AGIS".

     The following unaudited pro forma financial data (the "Unaudited Pro Forma Financial Data") of Aegis have been derived by the application of pro forma adjustments to the historical financial statements of IQI and ATC for the periods indicated. The pro forma adjustments are described in the accompanying notes. The "IQI As Adjusted" data reflect IQI's acquisition of InterServ Services Corporation (the "InterServ Acquisition") as if it had occurred on January 1, 1997. The historical IQI data for the year ended December 31, 1997 and the historical InterServ data for the six months and eleven days ended July 11, 1997 have been derived from the audited financial statements of such companies. The historical ATC data for the twelve months ended December 31, 1997 have been derived from the audited financial statements for the fiscal year ended June 30, 1997, adjusted to a calendar year basis using the unaudited financial data for the six-month periods ended December 31, 1997 and 1996. The historical IQI data and historical ATC data for the nine months ended September 30, 1998 have been derived from the unaudited financial statements of such companies, which in the opinion of management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited periods.

     The unaudited pro forma statement of operations data for the nine months ended September 30, 1998 and the year ended December 31, 1997 give effect to the Merger and the related transactions described under the heading "Other Transactions Related to the Merger" as if they had occurred at the beginning of the periods presented. The unaudited pro forma statement of operations data for the year ended December 31, 1997 also gives effect to the InterServ Acquisition as if it had occurred on January 1, 1997. The Unaudited Pro Forma Financial Data are provided for informational purposes only and do not purport to represent the results of operations or financial position of Aegis had such transactions in fact occurred on such dates, nor do they purport to be indicative of the financial position or results of operations as of any future date or for any future period.

     The Unaudited Pro Forma Financial Data and accompanying notes should be read in conjunction with the financial statements and accompanying notes thereto.

                           AEGIS COMMUNICATIONS GROUP, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997 AND 1998


                           AEGIS COMMUNICATIONS GROUP, INC.
           UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 IQI
                                   -----------------------------------------------------
                                                 Pro Forma Adjustments                                    Merger
                                                 ---------------------            As            ATC       Adjust-        Aegis
                                   Historical    InterServ(1)   Other          Adjusted      Historical    ments       Pro Forma
                                   ----------    ------------   ------         ---------     ----------   --------     ---------
Revenues                           $133,832        $25,321      $    -         $159,153        $89,610    $     -       $248,763
Cost of services                     88,190         16,785           -          104,975         65,710          -        170,685
                                   --------        -------      ------         --------        -------    -------       --------
  Gross profit                       45,642          8,536           -           54,178         23,900          -         78,078
Operating expenses                   36,312          8,340        (588)(2)       43,486         25,625          -         69,111
                                                                  (578)(2)
Depreciation                          4,501            772           -            5,273          3,894          -          9,167

Acquisition goodwill amortization     1,592            164         504 (3)        2,260             87      1,143 (6)      3,490
                                   --------        -------      ------         --------        -------    -------       --------
   Operating income (loss)            3,237           (740)        662            3,159         (5,706)    (1,143)        (3,690)
Interest expense, net                 3,626            221         665 (4)        4,512            640        633 (7)      5,785
                                   --------        -------      ------         --------        -------    -------       --------
   Loss before income taxes            (389)          (961)         (3)          (1,353)        (6,346)    (1,776)        (9,475)
Income tax expense (benefit)            595            220         (35)(5)          780         (2,015)      (237)(8)     (1,472)
                                   --------        -------      ------         --------        -------    -------       --------
   Net income (loss)               $   (984)       $(1,181)     $   32         $ (2,133)       $(4,331)   $(1,539)      $ (8,003)
                                   ========        =======      ======         ========        =======    =======       ========
Net loss per share                 $  (0.04)                                   $  (0.07)       $ (0.21)                 $  (0.16)
                                   ========                                    ========        =======                  ========
Weighted average shares
outstanding (9)                      27,233                                      29,259         20,905                    50,164
                                   ========                                    ========        =======                  ========

(FOOTNOTES APPEAR ON FOLLOWING PAGE)

                      AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997 AND 1998

                     AEGIS COMMUNICATIONS GROUP, INC.
       UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Historical                             Aegis
                                                IQI          ATC       Adjustments     Pro Forma
                                             --------      -------     -----------     ----------
Revenues                                     $136,337      $74,000      $      -         $210,337
Cost of services                               87,955       53,806             -          141,761
                                             --------      -------      --------         --------
    Gross profit                               48,382       20,194             -           68,576
Operating expenses                             35,015       17,702             -           52,717
Depreciation                                    5,787        3,225             -            9,012
Acquisition goodwill amortization               1,713           62           861 (6)        2,636
Restructuring and other charges                     -            -         3,624            3,624
                                             --------      -------      --------         --------
      Operating income (loss)                   5,867         (795)       (4,485)             587
Interest expense, net                           3,835          902           475 (7)        5,212
Litigation settlement                               -        1,900             -            1,900
                                             --------      -------      --------         --------
      Income (loss) before income               2,032       (3,597)       (4,960)          (6,525)
Income tax expense (benefit)                    1,498       (1,270)       (1,537)(8)       (1,309)
                                             --------      -------      --------         --------
      Net income (loss)                      $    534      $(2,327)     $ (3,423)        $ (5,216)
                                             ========      =======      ========         ========
Earnings (loss) per share                    $   0.02      $ (0.11)                      $  (0.10)
                                             ========      =======                       ========
Weighted average shares
outstanding (9)                                29,954       21,519                         51,473
                                             ========      =======                       ========

-------------------------------------------------------------------------------
(1) The InterServ Acquisition occurred on July 12, 1997. This data represents the historical results of operations of InterServ for the period from January 1, 1997 through July 11, 1997.

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

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1998

(4) In connection with the InterServ Acquisition, IQI incurred approximately $22.0 million of debt. Had such debt been incurred as of January 1, 1997, interest would have increased by approximately $0.7 million for the year ended December 31, 1997.

(5) Reflects adjustment to income tax provision as a result of the pro forma adjustments described in items (2) and (4) above.

(6) Had the Merger occurred at the beginning of the periods presented, amortization of goodwill would have increased as follows:

Merger purchase price                                           $ 45,320
ATC book value at Merger closing                                 (22,843)
ATC goodwill balance at Merger closing                             2,057
                                                                --------
  Goodwill resulting from Merger                                  24,534
Goodwill related to stock options of ATC                           2,090
Goodwill related to Merger transaction costs                       4,131
                                                                --------
Total increase to goodwill                                      $ 30,755
Estimated life                                                  25 years
                                                                --------
  Annual amortization of additional acquisition goodwill        $  1,230
                                                                --------
                                                                --------

                                                      YEAR          NINE MONTHS
                                                      ENDED            ENDED
                                                   DECEMBER 31,    SEPTEMBER 30,
                                                       1997            1998
                                                   ------------     -----------
Amortization of additional acquisition goodwill      $1,230            $923
Actual amortization of goodwill recorded by ATC         (87)            (62)
                                                     ------            ----
  Net increase in amortization of acquisition        $1,143            $861
                                                     ------            ----
                                                     ------            ----

(7) Concurrent with the Merger, IQI entered into a new loan agreement with its lenders and borrowed an additional $4.6 million. Thayer provided subordinated financing of $6.8 million to Aegis. Proceeds from these financing transactions were used to refinance $8.6 million of existing indebtedness of ATC's operating subsidiary and repay the subsidiary's term loan of $0.2 million. As a result, pro forma indebtedness increased by $2.6 million. Had such debt transactions occurred at the beginning of the periods presented, interest expense would have increased and deferred financing costs associated with the issuance of the debt would have been amortized during the period. Additionally, had the Chairman of ATC repaid borrowings of approximately $2.0 million at the beginning of the periods presented, interest income would have decreased. Total interest expense, net, would have increased as follows:

                       AEGIS COMMUNICATIONS GROUP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 AND 1998

                                                                                     INTEREST EXPENSE
                                                                             --------------------------------
                                                                  AMOUNT        YEAR             NINE MONTHS
                                                     AVERAGE   OUTSTANDING      ENDED              ENDED
                                                    INTEREST    AT CLOSING   DECEMBER 31,       SEPTEMBER 30,
                                                      RATE      OF MERGER       1997                1998
                                                    --------   -----------   ------------       -------------
     Additional bank loan to IQI                      8.25%      $ 4,600        $ 379             $ 285
     Additional subordinated indebtedness            12.00%        6,827          819               614
     Refinance indebtedness of Advanced               8.75%       (8,623)        (754)             (566)
     Repay Advanced term loan                         9.00%         (222)         (20)              (15)
     Additional amortization of deferred
         financing costs                                                            99               74
                                                                                 -----            -----
     Increase in interest expense                                                $ 523            $ 393
     Decrease in interest income related to
         repayment of borrowings by
         Chairman of ATC                                                           110               82
                                                                                 -----            -----
     Net increase in interest expense                                            $ 633            $ 475
                                                                                 -----            -----
                                                                                 -----            -----

(8) As a result of the pro forma adjustments, Aegis would record an income tax benefit of $0.2 million for the year ended December 31, 1997 and $1.5 million for the nine months ended September 30, 1998.

(9) The weighted average shares outstanding for IQI have been adjusted to reflect the effects of the Merger by multiplying the historical weighted average shares by the Merger exchange ratio of 9.7513. The weighted average shares do not include common stock equivalents because their effect would be anti-dilutive.

                        AEGIS COMMUNICATIONS GROUP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1998

3.  RESTRUCTURING AND OTHER CHARGES


     On July 29, 1998, the Company announced that it would record a pre-tax restructuring reserve of $13.0 million related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criterion for accrual have been referred to herein as "restructuring" charges, and a restructuring accrual has been recorded to the extent the related amounts have not been paid. Expenses related to the restructuring decision which do not meet the specific GAAP criterion for accrual have been referred to herein as "other" charges. "Other" charges have not been accrued, but are recognized as the related expenses are incurred. Accordingly, the Company has recorded pre-tax charges of $3.6 million ($2.3 million, net of taxes) in the quarter ended September 30, 1998, as a part of the total restructuring. These charges are primarily attributable to one-time write-offs of redundant software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. The Company expects to recognize additional restructuring and other charges, as previously announced, through the first quarter of 1999 as restructuring related efforts continue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Merger has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Reported financial results reflect the Merger and are those of IQI for the periods ending
September 30, 1997 and of the combined company on a purchase accounting basis for the periods ending September 30, 1998. See "Notes to Unaudited Consolidated Financial Statements -- 2. The Merger."

     The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter and nine months ended September 30, 1998. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.


RESULTS OF OPERATIONS

     The following table sets forth statements of operations data as a percentage of revenues for the periods indicated:

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                             ------------------------             ------------------------
                                                              1997              1998               1997              1998
                                                             ------            ------             ------            ------
Revenues                                                     100.0%            100.0%             100.0%            100.0%
Cost of services, excluding depreciation
and amortization shown below                                  66.1%             67.7%              65.3%             65.9%
                                                             ------            ------             ------            ------
Gross profit                                                  33.9%             32.3%              34.7%             34.1%
Selling, general and administrative expenses                  26.6%             23.3%              27.1%             25.1%
Depreciation                                                   3.0%              4.2%               3.2%              4.2%
Acquisition goodwill amortization                              1.5%              1.1%               1.1%              1.2%
Restructuring and other charges                                  -               4.9%                 -               2.2%
                                                             ------            ------             ------            ------
     Total expenses                                           31.1%             33.5%              31.4%             32.8%
                                                             ------            ------             ------            ------
Operating income (loss)                                        2.9%             (1.3%)              3.3%              1.3%
Interest expense, net                                          2.9%              2.3%               2.5%              2.6%
                                                             ------            ------             ------            ------
Income (loss) before income taxes                             (0.0%)            (3.6%)              0.8%             (1.3%)
Income tax expense (benefit)                                   0.7%             (0.9%)              0.9%             (0.0%)
                                                             ------            ------             ------            ------
     Net income (loss)                                        (0.8%)            (2.7%)             (0.2%)            (1.3%)
                                                             ------            ------             ------            ------
                                                             ------            ------             ------            ------

     The Company experienced a net loss of approximately $2.0 million, or 2.7% of revenues, for the quarter and a net loss of approximately $2.1 million, or 1.3% of revenues, for the nine months ended September 30, 1998. Excluding $3.6 million ($2.3 million, net of taxes) in merger-related restructuring and other charges, the Company experienced net income of $304,000 in the quarter and

$184,000 during the nine months ended September 30, 1998 as compared to net losses of $302,000 and $148,000 in the prior year periods.

     Revenues generated during the quarter increased approximately 87% to $73.3 million from $39.3 million in the third quarter a year ago. The increase in revenues for the quarter was due primarily to the impact of revenues contributed by ATC subsequent to the merger of IQI and ATC on July 9, 1998 (the "Merger"). For the nine months ended September 30, 1998, revenues increased $70.6 million, or 77%, to $162.4 million during the nine months ended September 30, 1998 as compared to revenues of $91.7 million generated in the prior year period. The increase in revenues for the nine month period was principally attributable to the impact of revenues contributed by ATC and by InterServ, which was acquired by IQI on July 12, 1997.

     Reported financial results reflect the Merger and are those of IQI for the periods ending September 30, 1997 and of the combined company on a purchase accounting basis for the periods ending September 30, 1998. Pro forma statements of operations are also included for the year ended December 31, 1997, as if the Merger had occurred January 1, 1997, and the nine months ended September 30, 1998, as if the Merger had occurred January 1, 1998 (See "Notes to Unaudited Consolidated Financial Statements -- 2. The Merger."). On a pro forma basis, revenues grew approximately 21% and 15% for the three and nine month periods ended September 30, 1998, respectively, versus the prior year periods. The growth in revenues on a pro forma basis was primarily attributable to growth in volumes from certain existing clients and services performed for new clients.

     Approximately 26% of the Company's revenues during the quarter and the nine month period ended September 30, 1998 were generated by the Company's largest client as compared to approximately 25% in the quarter and 37% in the nine months ended September 30, 1997. On a pro forma basis, approximately 26% of the Company's revenues during the quarter and 27% in the nine months ended September 30, 1998 were generated by the Company's largest client as compared to approximately 31% in the quarter and 35% in the nine months ended September 30, 1997.

     Subsequent to the end of the quarter, the Company was notified by its largest client that volumes under certain of its outbound telemarketing programs would be curtailed in the Company's fourth quarter. Management believes this reduction will be mitigated by additional services being performed for this client in new and existing programs and by additional volumes from certain of the Company's other clients.

     During the quarter, the Company was selected by Sony Computer Entertainment America ("Sony") as the inbound technical support provider for its products. Subsequent to the end of the quarter, Aegis began providing services under the agreement with Sony. In addition, the Company signed an agreement during the quarter to provide customer acquisition services to NationsCredit, which provides a full array of consumer finance products to more than half a million customers nationwide.

     The Company was also awarded a three-year renewal of its long-standing relationship with American Express. Under this agreement, Aegis will continue to provide a variety of services to American Express and its cardholders including customer care and customer acquisition.

     The Company's objective is to secure recurring revenues from long-term relationships with targeted, large corporate clients that utilize telecommunications strategies as an integral, ongoing element in their marketing and customer service programs. In addition to providing services on an outsourcing basis, in which the Company provides all or a substantial portion of a client's telemarketing needs, the Company also continues to perform project-based services for certain customers. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones.

     Gross profit earned on revenues increased $10.3 million, or 77.6%, for the quarter and $23.5 million, or 73.6%, for the nine month period ended September 30, 1998 versus the prior year periods. The increases in gross profit are primarily due to the addition of ATC's revenues as a result of the Merger. Gross profit as a percentage of revenues ("gross margin") for the quarter and nine months ended September 30, 1998 was 32.3% and 34.1%, respectively, versus 33.9% and 34.7% in the comparable three and nine month periods of the prior year, respectively. The decreases in gross margin for the three and nine months ended September 30, 1998 as compared with the comparable prior year periods were primarily due to the impact of the addition of ATC's revenues which are characterized by lower gross margins than those of IQI.

     During the quarter ended September 30, 1998, the Company renegotiated its tariff with its primary telecommunications carrier and consolidated the prior contract tariffs of the combined company. The new tariff went into effect subsequent to the end of the quarter and is expected to reduce the Company's cost of services as a percentage of revenues.

     Selling, general and administrative expenses ("SG&A") increased $6.6 million, or 63.5%, in the quarter and $15.9 million, or 63.7% in the nine months ended September 30, 1998 versus the prior year periods. The increases in SG&A are primarily attributable to the Merger with ATC. As a percentage of revenues, SG&A expenses for the quarter and nine months ended September 30, 1998 were 23.3% and 25.1%, respectively, versus 26.6% and 27.1% in the comparable three and nine month periods of the prior year, respectively. The decreases in SG&A as a percentage of revenues were primarily the result of efficiencies of scale derived from growth in business volumes.

     Depreciation expense increased $1.9 million, or 165.2%, in the quarter and $4.0 million, or 136.2%, in the nine months ended September 30, 1998 versus the comparable prior year periods. As a percentage of revenues, depreciation expense for the three and nine months ended September 30, 1998 was 4.2% versus 3.0% and 3.2% in the comparable prior year periods. The increases in depreciation expense as a percentage of revenues were due to additional depreciation expense resulting from investments in three new client service centers, information technology and infrastructure.

     Amortization expense increased $0.2 million, or 33.8%, in the quarter and $1.0 million, or 95.0%, in the nine months ended September 30, 1998 versus the comparable prior year periods as a result of the additional goodwill recorded in the Merger and in the InterServ Acquisition. As a percentage of revenues, amortization expense for the three and nine months ended September 30, 1998 was 1.1% and 1.2%, respectively, versus 1.5% and 1.1% in the comparable prior year periods.

     In connection with the Merger, the Company recorded restructuring and other charges of $3.6 million ($2.3 million, net of taxes) in the quarter ended September 30, 1998. These charges are primarily attributable to one-time write-offs of redundant software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. Management expects the majority of restructuring efforts to be achieved by December 31, 1998, with completion of the remainder anticipated by March 31, 1999.

     Net interest expense increased for the three and nine month periods ended September 30, 1998 by $0.6 million, or 52.4%, and $1.8 million, or 80.0%, respectively, versus the same periods in the previous year due to increased utilization of the Company's revolving line of credit and the assumption of additional subordinated indebtedness.

     The Company's effective state and federal income tax rates for the three and nine month periods ended September 30, 1998 was approximately 37.5% versus 49.5% for the three and nine month periods ended September 30, 1997. Fluctuations in the Company's effective tax rate were primarily due to the impact of income-based state taxes on periods with a taxable loss versus periods with taxable income. The Company's expense for acquisition goodwill amortization is not deductible for income tax purposes, thus the effective tax rate exceeds the statutory rate for corporations. Fluctuations in the Company's effective tax rates were primarily due to income-based state taxes.

     Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -----------------------
                                                    1997          1998
                                                 --------       --------
Net cash provided by operating activities        $  1,843       $  1,239
Net cash used in investing activities             (19,498)       (11,050)
Net cash provided by financing activities          17,932         11,523
Effect of exchange rate on cash                         -             20
                                                 --------       --------
   Net decrease in cash and cash equivalents     $    277       $  1,732
                                                 --------       --------

     The Company has historically utilized cash flow from operations and available borrowing capacity under credit facilities to meet its liquidity needs. Management believes the Company currently has the liquidity and access to working capital to meet its near-term cash flow demands through operating income and borrowings under the Credit Agreement.

     During the nine months ended September 30, 1998, net cash provided by operating activities decreased $0.6 million, or 32.8%, versus the nine months ended September 30, 1997, primarily due to a pre-tax loss of $2.1 million in the nine months ended September 30, 1998 as compared to a pre-tax profit of $0.7 million in the nine months ended September 30, 1997. The decline in pre-tax income was due primarily to a $1.8 million increase in interest expense.

     Cash used in investing activities during the nine months ended September 30, 1998 totaled $11.1 million, representing a 43.3% decrease from the nine months ended September 30, 1997. These expenditures primarily consisted of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of the Company's operations including the build-out of new client service centers and the upgrade or replacement of workstations in the Company's existing facilities. Capital expenditures during the last two years totaled $13.9 million and have been funded with proceeds from bank borrowings, subordinated indebtedness and excess cash from operations.

     During the nine months ended September 30, 1998, financing activities included borrowing activity under the Company's credit facilities, bridge financing guaranteed by Thayer Equity Investors III, L.P. ("Thayer") and the securing of capital lease obligations.

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

     On July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. The Thayer-led group's obligation to fund the debt and the Company's obligation to issue the warrants are subject to customary conditions. The additional indebtedness, when and if drawn, is convertible into the Company's Common Stock at a conversion price of $2.375 per share, the closing price of such stock on July 2, 1998, the date the Thayer-led group agreed to the commitment. Such debt would be in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously committed to lend to the Company. As of October 23, 1998, the Company had drawn the full commitment amount of $4.0 million.

     The Merger Agreement also contains a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by Michael G. Santry, the Company's Co-Chairman, to March 31,
1999.   At September 30, 1998, the principal and accrued but unpaid interest on the note totaled approximately $1.9 million.

     The Company operates in a fast-growing, highly competitive industry. As such, the Company continues to implement its site strategy, which focuses on smaller call centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated. Company growth and continued implementation of the site strategy will necessitate additional call center facilities and such facilities will have furniture, equipment and technological requirements consistent with the Company's existing facilities. In November 1998, the Company opened a new client service center in Elkins, West Virginia. Management anticipates opening additional new centers and expanding existing facilities in calendar 1999.

     In addition to traditional growth strategies, management has been pursuing opportunities for growth through acquisition of other teleservices companies. The Company believes that the Merger evidences management's commitment to the Company's strategy of growth through acquisition. From time to time, Aegis engages in discussions with potential acquisition candidates. Although there can be no assurances that any proposed acquisition will be successfully completed, management requires that any acquisition candidate fit the Company's corporate and operating strategies.

     Due to the known risk of computational errors with respect to computer systems utilizing dates after December 31, 1999, the Company is currently in the process of assessing its information technology infrastructure to prepare for any potential Year 2000 impact with its clients and suppliers. The Company expects to complete its assessment of potential Year 2000 impact in the fourth quarter of 1998. Although the Company has yet to finalize its estimate of the total costs needed for Year 2000 compliance, it does not expect that these costs will have a material impact on its results of operations and financial position. Although Aegis is committed to making its information technology infrastructure Year 2000 compliant as soon as practical, it is uncertain as to the extent its clients and suppliers may be affected by Year 2000 issues that may cause disruptions in their businesses. As a part of its program to achieve Year 2000 compliance, the Company is contacting its clients and suppliers to determine the nature and scope of their Year 200 issues and their potential impact on the Company, if any. The Company will seek to work with its clients and suppliers to resolve any such issues. The success of the Company's efforts will depend, in significant part, upon factors outside the control of the Company, such as the level of client or supplier cooperation and the status of the clients' own Year 2000 compliance programs. Thus, there can be no assurance that all such problems will be resolved. The occurrence of Year 2000 related failures in the computer and information systems of any of the Company's significant clients or suppliers could have a materially adverse effect on the business, results of operations, and financial condition of the Company. The Company has not yet prepared a contingency plan to handle a most reasonably likely worst case scenario as its assessment has not progressed sufficiently to identify the breadth of potential Year 2000 issues.

     Although no assurances can be made in this regard, management anticipates that, based on the Company's ability to secure such financing to date, the Company should be able to secure debt or equity funding for its future working capital needs, the capital equipment requirements of future client service center facilities and potential acquisition opportunities.

FORWARD LOOKING STATEMENTS

     The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company's reliance on certain major clients; the successful combination of revenue growth with operating expense reduction to result in improved profitability and cash flow; realizing anticipated synergies as a result of the Merger; the Company's ability to complete its restructuring by March 31, 1999; avoiding unexpected accounting charges or other costs that would make the Merger dilutive to earnings; government regulation and tax policy; economic conditions; competition and pricing; dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings from time to time.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to its business, and as described below, neither the Company nor its operating subsidiary is party to, nor are their properties the subject of, any material pending legal proceedings. From time to time, the Company is involved in litigation incidental to its business. The Company believes that such litigation, individually or in the aggregate, is not likely to have a material adverse effect on the Company's results of operations or financial condition.

     On April 14, 1998, a complaint was filed in the Court of Chancery in Delaware by Dore Kreisler against ATC, the directors of ATC and IQI seeking "injunctive and other appropriate relief" in connection with the proposed merger between ATC and IQI. The plaintiff alleges that ATC's directors breached their fiduciary duties to plaintiff and the class of ATC shareholders by, among other things, not conducting "an auction process or active market check" and that consequently, the exchange ratio set forth in the merger agreement between ATC and IQI is unfair to ATC's shareholders. IQI is included as a defendant for allegedly aiding and abetting the ATC board's alleged breach of fiduciary duties. The Company believes the case is without merit and intends to defend itself against the claims.

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

     5. The selection of PricewaterhouseCoopers LLP to serve as ATC's independent auditors for the 1998 fiscal year was ratified by the affirmative vote of 16,459,883 shares, with 65,256 shares voting against, 76,728 shares abstaining and no broker non-votes; and

     6. The following board of directors of the Company were elected to serve until each of their respective successors shall have been duly elected and qualified. The number of votes cast for and withheld for each director were as follows:

                                        VOTES CAST
                               ---------------------------
         NOMINEE                  FOR             WITHHELD
----------------------------   ----------         --------
Michael G. Santry              16,293,071          308,796
Paul G. Stern                  16,325,067          276,800
Stephen A. McNeely             16,325,067          276,800
Matthew S. Waller              16,325,067          276,800
Edward Blank                   16,325,067          276,800
Daniel H. Chapman              16,325,067          276,800
Drew Lewis                     16,325,067          276,800
David L. Malcolm               16,325,067          276,800
Frederic V. Malek              16,325,067          276,800
William G. Moore, Jr.          16,325,067          276,800
Darryl D. Pounds               16,293,071          308,796
Peter V. Ueberroth             16,325,067          276,800

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          Exhibit 3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1998).

          Exhibit 3.2 Amended and Restated Bylaws (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1998).

          Exhibit 4.1 Specimen of Share Certificate of Company's Common Stock (filed herewith).

          Exhibit 4.2 Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30,
                         1994).

          Exhibit 4.3 Form of Series C Preferred Stock certificate issued to Codinvest Limited with attached designations. (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

          Exhibit 4.4 1992 Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration Statement - File No. 333-01131).

          Exhibit 4.5 1996 Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration Statement - File No. 333-01131).

          Exhibit 4.6 1998 Stock Option Plan (Incorporated by reference from Company's Form S-4 Registration Statement - File No. 333-53887 - Appendix D to the Joint Proxy/Prospectus).

          Exhibit 10.20 Promissory Note by and between Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P. dated July 9, 1998 in the original principal amount of $6.8 million (filed herewith).

          Exhibit 10.21 Promissory Note by and between Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P. dated July 29, 1998 in the original principal amount of $1.9 million (substantially identical in all material respects, except for dates and principal amount, to the Promissory Note referred to in Exhibit 10.20).

          Exhibit 10.22 Promissory Note by and between Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P. dated October 23, 1998 in the original principal amount of $2.1 million (substantially identical in all material respects, except for dates and principal amount, to the Promissory Note referred to in Exhibit 10.20).

          Exhibit 27.1   Financial Data Schedule (filed herewith).

     (B)  Reports on Form 8-K

     On July 7, 1998, the Company filed a report on Form 8-K reporting, under "Item 5. - Other Events", that it had received an additional financing commitment from Thayer Equity Investors III, L.P., a private investment fund and majority shareholder of ATC's proposed merger partner, IQI, Inc., and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the combined company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the merger.

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



                                       AEGIS COMMUNICATIONS GROUP, INC.
                                       (The Registrant)



Dated: November 16, 1998               By: /s/ Matthew S. Waller
                                          -------------------------------
                                       Matthew S. Waller
                                       Chief Financial Officer



9/30/98 Quarter

                                EXHIBITS INDEX

EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
--------------    ----------------------
Exhibit 3.1       Amended and Restated Certificate of Incorporation
                  (Incorporated by reference from the Company's Form 10-K
                  Annual Report for the year ended June 30, 1998).

Exhibit 3.2 Amended and Restated Bylaws (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended
                  June 30, 1998).

Exhibit 4.1       Specimen of Share Certificate of Company's Common Stock
                  (filed herewith).

Exhibit 4.2       Form of Series B Preferred Stock certificate, as amended.
                  (Incorporated by reference from the Company's Form 10-K
                  Annual Report for the year ended June 30, 1994).

Exhibit 4.3       Form of Series C Preferred Stock certificate issued to
                  Codinvest Limited with attached designations. (Incorporated by reference from Company's Form 8-K Current Report dated
                  June 16, 1994).

Exhibit 4.4 1992 Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration Statement - File No.
                  333-01131).

Exhibit 4.5 1996 Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration Statement - File No.
                  333-01131).

Exhibit 4.6       1998 Stock Option Plan (Incorporated by reference from
                  Company's Form S-4 Registration Statement - File No.
                  333-53887 - Appendix D to the Joint Proxy/Prospectus).

Exhibit 10.20     Promissory Note by and between Aegis Communications Group,
                  Inc. and Thayer Equity Investors III, L.P. dated July 9, 1998 in the original principal amount of $6.8 million (filed herewith).

Exhibit 10.21     Promissory Note by and between Aegis Communications Group,
                  Inc. and Thayer Equity Investors III, L.P. dated July 29,
                  1998 in the original principal amount of $1.9 million
                  (substantially identical in all material respects, except for dates and principal amount, to the Promissory Note referred to in Exhibit 10.20).

Exhibit 10.22     Promissory Note by and between Aegis Communications Group,
                  Inc. and Thayer Equity Investors III, L.P. dated October 23,
                  1998 in the original principal amount of $2.1 million
                  (substantially identical in all material respects, except for dates and principal amount, to the Promissory Note referred to in Exhibit 10.20).

Exhibit 27.1      Financial Data Schedule (filed herewith).