Form 10-K
period 1998-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 1999-04-12
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) for the fiscal year ended December 31, 1998.

/ / Transition report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 (No Fee Required) for the transition period from ______________ to _______________

                         Commission file number: 0-14315

                        AEGIS COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   75-2050538
     (State of Incorporation)             (I.R.S. Employer Identification No.)

             7880 BENT BRANCH DRIVE, SUITE 150, IRVING, TEXAS 75063
               (Address of principal executive offices, Zip Code)

         Registrant's telephone number, including area code:  (972) 830-1800

         Securities registered pursuant to Section 12(b) of the Act:   NONE

         Securities registered pursuant to Section 12(g) of the Act:
         COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                 ---   ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 1999 was approximately $21.9 million.

         As of March 26, 1999, 52,311,450 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.       BUSINESS

INTRODUCTION

         Aegis Communications Group, Inc. (hereinafter referred to as "Aegis" or the "Company") is a leading provider of integrated marketing services. We develop and implement customized communications programs designed to strengthen our clients' relationships with their customers. We provide integrated marketing services to our clients through our two business segments: teleservices and marketing research. Our teleservices offerings include: telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; call center facilities management; order provisioning, which is the transferring of data into our clients' billing systems and customer records; and database management. Our Elrick & Lavidge marketing research division ("E&L") provides our research clients, representing a broad range of industries, with customized marketing research services including customer satisfaction studies, quantitative and qualitative research, new product development and data management. See "Notes to Consolidated Financial Statements
- 18. Segments."

         Aegis specializes in the execution and management of large volume call handling requirements for major U.S. corporations in a variety of industries. Aegis' operations are technology driven through our advanced data and communications systems, which permit real-time interface with our clients' host systems. Aegis believes it competes on the basis of four primary differentiators: (1) consistency and quality of service; (2) implementing advanced technology including predictive dialing, call blending and proprietary front-end interfaces which enable real-time access to clients' host data;
(3) adaptability to changing client needs; and (4) cost effectiveness.

         Aegis was incorporated in Delaware on August 2, 1985 under the name of Kenneth Resources, Inc. and was known as National Reference Publishing, Inc. until it changed its name to NRP, Inc. in July 1988; from July 1988 until April 1996, the Company was known as NRP, Inc.; and from April 1996 until July 1998, the Company was known as ATC Communications Group, Inc. ("ATC").

         On July 9, 1998, ATC completed the acquisition of IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of a wholly-owned subsidiary of ATC with and into IQI pursuant to an Agreement and Plan of Merger dated as of April 7, 1998 (the "Merger Agreement").

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

         At the Company's annual meeting of stockholders held on July 9, 1998, the stockholders elected a new board of directors comprised of six nominees of ATC and six nominees of IQI, with Michael G. Santry of ATC and Paul G. Stern of IQI as Co-Chairmen of the board. Effective with the Merger, the Company also amended its bylaws to require the approval of seven directors for certain transactions. Although management expects that the board of directors of Aegis will be able to resolve major business issues, there can be no assurance that, given the equal allocation of board seats to each party to the

Merger, deadlocks will not occur. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook and Uncertainties - New Management."

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

         ADDITIONAL INFORMATION CONCERNING THE MERGER IS SET FORTH IN THE ATC/IQI JOINT PROXY STATEMENT/PROSPECTUS (THE "PROXY STATEMENT") DATED JUNE 1, 1998.

         Our headquarters are located at 7880 Bent Branch Drive, Suite 150, Irving, Texas 75063, and our telephone number is (972) 830-1800. Unless the context requires otherwise, references to the Company herein include its consolidated subsidiaries.


SERVICES AND STRATEGY

TELESERVICES

         Aegis designs, manages and conducts large, telephone-based marketing and customer service programs ("teleservices"). We offer both outbound teleservices, which involves making outgoing telephone calls, usually to market a client's products or to acquire new customers, and inbound services, which involves answering incoming telephone calls and responding to customer inquiries. To illustrate, when one of our client's customers places a call to a toll-free "800" customer service number it is directed to an Aegis client service center and answered by one of our trained customer service representatives ("CSRs"). The CSR is able to handle the customer's inquiry because, in most instances, the customer's account information has been transferred instantaneously to the CSR's computer screen via our system's links to the client's customer database. At the end of the call, the customer's record is automatically updated in the client's database with any new information.

         These programs feature live, knowledgeable operators provided on an outsourced basis to large U.S. corporations in a wide variety of industries. Additionally, Aegis manages both inbound and outbound client service centers for clients under long-term arrangements, which usually require Aegis to develop and license unique software systems for the client. We do not engage in any form of outbound calling that uses computerized voice presentations or requires unsolicited financial requests, nor is Aegis engaged in the "900" number business.

         Aegis seeks long-term relationships with major corporations that utilize the telephone and the Internet as important, ongoing elements in their core marketing and/or customer service strategies. By offering high quality, customized, flexible and fully-integrated services designed to improve quality, productivity and effectiveness, Aegis can enhance and add value to our clients' existing marketing and customer service programs.

         Our objective is to become the premier high-quality, full service provider of outsourced client service center operations to large corporations throughout the United States. We believe that the inbound segment of the teleservices industry possesses the greatest long-term growth potential so we are concentrating our efforts primarily on that industry segment. In order to serve all of our clients' needs, however, we offer outbound services as well. For the year ended December 31, 1998, approximately 59% of Aegis' revenues were generated from outbound teleservices, 27% from inbound teleservices and 14% from marketing research services. On a pro forma basis accounting for the Merger as if it had occurred on January 1, 1998, approximately 52% of Aegis' revenues for the year ended December 31, 1998 were generated from outbound teleservices, 37% from inbound teleservices and the remaining 11% by marketing research services.

MARKETING RESEARCH

         E&L offers several information-based services designed to assist our research clients in more effectively marketing their products and services to their customers. E&L's data collection methods include telephone interviews, in-store, in-person, on-line, focus group, and one-on-one interviews. Included among E&L's offerings are the following: customer satisfaction studies; customer value analysis (a more sophisticated customer satisfaction study approach which determines, in addition to satisfaction, how a client's customers perceive value); focus groups; strategic planning; new product development (primarily with clients in the consumer packaged goods industry); data management; and field marketing services (for example, taking recalled products off shelves, distributing samples and posing as shoppers in client stores).

         Elements of E&L's growth strategy include: developing new product and service offerings such as point-of-sale research, product category management, and Internet data collection; broadening our expertise to more client industries, specifically healthcare and high technology; expanding our dedicated sales force; and partnering with global organizations to increase our international revenue.


OPERATIONS

         As of December 31, 1998, Aegis operated or managed over 5,900 production workstations in its 25 teleservices client service centers and nine marketing research facilities. A workstation includes a cubicle, personal computer with monitor and keyboard, a headset and an automatic call distributor console.

TELESERVICES

         Three Lucent Technologies G-3 telecommunications switches and nine Rockwell Galaxy GVS 3000 Automatic Call Distributors interfaced primarily with multiple Data General systems are utilized to operate Aegis' client service centers. The data system itself is based on an open architecture design UNIX operating system supported by a sophisticated relational database. This open architecture design allows us to interface seamlessly, and in real-time, with our clients' host systems. It also provides the flexibility that enables Aegis to deliver solutions rapidly to our clients' marketing and customer service needs. Outbound calling is enhanced through a Rockwell Predictive Dialing System based on a fault tolerant Tandem Platform. Aegis also maintains a substantial staff of software engineers who create customized software applications for our clients and respond to changing client needs. Our operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits Aegis to offer productivity enhancements associated with this "call blending" ability.

         The quality of our people is critical to our success. Because our marketing and service representatives deal directly with our clients' customers and sales prospects, we place a heavy emphasis on their training and the quality control process. In all our client services centers combined, we have dedicated over 70,000 square feet of space to training and quality assurance. Our training facilities are equipped with workstations for live role playing practice by training classes. Currently, we employ a large staff of trainers dedicated to teaching the details of client programs to our marketing and service representatives. The training curriculum includes instruction on the client's sales or service process, study of the features and benefits of the product and service, intensive role-playing and information about Aegis' philosophy and culture. Aegis conducts both initial and follow-up training for all representatives which, depending on the complexity of the client program, can take up to six weeks to complete. Our training curriculum is developed by professional experts in adult learning methods and includes a "hands-on" PC lab experience. This attentiveness to training enables our representatives to perform an assortment of duties when handling inbound and outbound calling programs. Along with our clients, we monitor our marketing and customer service representatives to insure strict compliance with the client's quantitative and qualitative standards. In many instances, quality is evaluated and communicated on a daily basis.

MARKETING RESEARCH

         As of December 31, 1998, E&L maintained full-service offices located in five major cities throughout the United States. E&L also staffs four research service centers at separate locations containing, in the aggregate, 254 computer-assisted telephone interview ("CATI") workstations.

         As of December 31, 1998, E&L employed 185 full-time marketing research professionals. In addition, the firm has a part-time staff of 768 associates in its field and telephone interviewing centers. Knowing our clients' industries is important to our success. We have concentrated on developing expertise in several industries, including telecommunications, consumer packaged goods and financial services. Consistently updated industry expertise enables us to provide reliable customer and market information and advisory services to clients in those industries.


INDUSTRY AND COMPETITION

TELESERVICES

         The telecommunications-based marketing, customer service and call center management services ("teleservices") industry is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis. According to industry experts, spending on domestic teleservices was approximately $90 billion in 1998 and is expected to grow an average of 15% per year for the next several years due to the increased use of call centers for customer care and the trend toward outsourcing. Aegis believes that large corporations will increasingly outsource their teleservices activities in order to concentrate their internal resources on their core competencies and to access the quality and cost effectiveness available from outsourced service providers like Aegis.

         The teleservices industry is very competitive. Competitors range from very small firms offering specialized applications to large, full-service companies with multiple, high volume call centers, including APAC Teleservices, Inc., Convergys Corp., ICT Group, Inc., National TechTeam, Inc., Precision Response Corp., RMH Teleservices, Inc., Sitel Corp., Sykes Enterprises, Inc., TeleSpectrum Worldwide, Inc., TeleTech Holdings, Inc. and West TeleServices, Inc. We also compete against the in-house call center operations of clients and prospective clients. We believe we compete primarily on the basis of: (1) consistency and quality of service; (2) technological expertise; (3) flexibility in responding to our clients' sales, marketing and customer service needs; and (4) cost effectiveness.

MARKETING RESEARCH

         The marketing research industry is highly competitive and is characterized by a large number of relatively small organizations and a small number of companies with sizable resources. The 174 research companies in the Council of American Survey Research Organizations reported total research marketing revenue of $6.0 billion in 1997. The June 8, 1998 issue of MARKETING NEWS ranked Elrick & Lavidge as the twenty-third largest marketing research company in the United States.

         E&L regularly experiences significant competition from numerous market participants, including other marketing research firms, marketing and research departments of various companies, advertising agencies and business consulting firms. Other marketing research firms with which we regularly compete include M/A/R/C Group, Inc., Maritz Marketing Research, Inc., Market Facts, Inc., Opinion Research Corp. and Total Research Corp., among others. We believe that marketing research firms compete primarily on the basis of: (1) quality of research information; (2) the ability to rapidly obtain, analyze and communicate marketing research information; (3) consistency; and (4) cost effectiveness.


MARKETING OF SERVICES

         Aegis seeks to differentiate itself from our competitors through our emphasis on quality and service to the client, our technological capabilities and our ability to meet and enhance the client's changing requirements. We seek to develop and maintain long-term relationships with our clients and we focus our marketing efforts on large corporations in selected industries that use customer services and marketing research as important, ongoing elements in their core marketing strategy. We believe these corporations present the greatest potential for our recurring revenue growth and that their customer relationship requirements fit well with our technology and client support infrastructure. We obtain new business by responding to requests for proposals, through client and consultant referrals and by targeting potential new clients. New business is also gained by identifying additional needs of our existing clients and cross-selling our services to meet those needs.


GOVERNMENT REGULATION

         Both federal and state governments regulate our business. The Federal Communications Commission's (the "FCC") rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00a.m. or after 9:00p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations and to avoid making calls to such consumers.

         The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telephone sales. The FTC then issued its telemarketing sales rules, which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers.

         In addition to these rules and regulations, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether this legislation will be enacted and what effect, if any, it would have on our industry.

         Most states have also enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses and post bonds. For instance, persons selling insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs. Some industries we serve are also subject to various state government regulations with regard to selling practices and consumer disclosure requirements.

REVENUES AND SEASONAL NATURE OF BUSINESS

         The timing and size of our clients' marketing programs directly affect our revenues. Our expenses are also directly affected by these factors. Consequently, we experience quarterly variations in revenues and operating results.


PERSONNEL AND TRAINING

         Our business depends on people. We are constantly trying to hire, train and manage good people. We try to locate our client service centers where the cost of living is relatively low and there are many qualified and motivated workers. We do this to lower our operating costs while maintaining a high quality workforce with the lowest turnover rate. Still, our attrition rate is high compared to most other industries and it is difficult and costly to hire and train new employees.


RELIANCE ON MAJOR CLIENTS

         We have historically relied on a few major clients for the bulk of our revenue. In 1998, AT&T accounted for approximately 27% of our revenues and American Express for approximately 11%. In 1997, AT&T and American Express accounted for approximately 41% and 0% of revenues, respectively. From time to time, AT&T reorganizes and/or curtails its marketing programs, negotiates price reductions in certain of its programs and significantly reduces its volumes with its teleservices vendors, including Aegis, all of which negatively affect our revenues. Although we try to build and improve our customer relationships, we have tried to reduce our dependence on a few major clients by broadening our customer base because of the detrimental impact their unilateral decisions can have on our business.


QUALITY ASSURANCE

         Because our services involve direct contact with our clients' customers and sale prospects, we must maintain a reputation for quality service. To that end, our representatives are monitored to ensure that they comply with the client's script and deliver quality and efficient service. We regularly measure the quality of our services by benchmarking factors like sales per hour and level of customer satisfaction. Our information systems enable us to provide clients with real time reports regarding the status of an ongoing campaign. We also transmit summary data and captured information electronically to clients. Access to this data enables our clients to modify or enhance an ongoing campaign to improve its effectiveness.

         Since our client service representatives deal directly with our clients' customers and sales prospects, we place a heavy emphasis on training and quality control processes. We dedicate a training staff at each facility to conduct both primary and recurrent training for all client service representatives. We employ a quality control staff at each facility who measure quality on both a quantitative and qualitative basis. We believe this attentiveness to training and customer service enables our client service representatives to perform a variety of highly complex and proprietary functions for our clients.


EMPLOYEES

         As of December 31, 1998, Aegis employed approximately 7,344 persons including 6,302 client service representatives and marketing research interviewers. As of February 28, 1999, Aegis employed approximately 7,829 persons including 6,729 client service representatives and marketing research interviewers. We believe our relationship with our employees is good.

ITEM 2.       PROPERTIES

         Our principal executive offices and operational and administrative headquarters are located in a 23,333 square foot leased building in Irving, Texas. This lease expires on December 31, 2003. Regional headquarters are located in: Los Angeles, California in leased facilities adjacent to our Los Angeles client service center operations and occupying approximately 7,000 square feet; and Tucker, Georgia in leased facilities adjacent to one of our marketing research facilities and occupying 2,089 square feet. Aegis also has a number of administrative personnel in New York, New York who occupy leased facilities consisting of 13,542 square feet of office space. The term of this lease expires in October 2003. Aegis also maintains office space in Dallas, Texas containing approximately 4,170 square feet that is occupied pursuant to a lease expiring November 30, 2001. All of our facilities are occupied pursuant to various lease arrangements, except: the Dalton, Minnesota facility which Aegis owns; the Browns Valley, Minnesota center which we occupy under an operating lease arrangement at the end of which Aegis will own the building; and, six additional facilities operated by independent third parties ("Managed Centers"). All our Managed Centers are required to have state-of-the-art predictive dialing capabilities, and we conduct site visits to assess the technological capabilities of all Managed Centers. We have used Managed Centers historically as a method of expanding capacity without increasing fixed costs. Aegis believes, however, that the development of additional Aegis-operated centers should enhance our long-term profitability. Accordingly, Aegis continues to implement its site strategy, which focuses on locating client service centers in what we believe are more economically attractive labor markets. To that end, in the fourth quarter of 1998, we closed centers in Fort Worth, Texas and Garland, Texas, which were located in higher cost, higher turnover markets; and, in January 1999, we announced plans to open new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona during the second quarter of 1999. As of December 31, 1998, Aegis performed its services in the facilities listed below:

                 TELESERVICES CLIENT SERVICE CENTERS

                                         DATE                     LEASE                 SQUARE          PRODUCTION
          LOCATION                      OPENED               EXPIRATION DATE           FOOTAGE         WORKSTATIONS
-----------------------------     -------------------     -----------------------     -----------     ---------------
Addison, Texas                             July 1994               June 30, 1999          90,000               1,214
Arlington, Texas                          April 1990             August 31, 2002          11,600                 146
Barrie, Canada                            April 1996              April 30, 1999           8,000                  62
Browns Valley, Minnesota                January 1996                         N/A           4,000                  47
Dalton, Minnesota                         April 1995                         N/A           4,224                  56
Elkins, West Virginia                  November 1998            October 31, 2008          20,125                 204
Euless, Texas (a)                          July 1988               July 31, 2001          10,575                 185
Fairmont, West Virginia                 October 1997           February 28, 2009          48,000                 208
Hazleton, Pennsylvania                    April 1996              April 30, 2001           4,700                  80
Irving, Texas (2 facilities)          September 1985           December 31, 2003          97,126               1,254
Joplin, Missouri                       February 1998            February 1, 2008          33,055                 338
Los Angeles, California                 October 1985            October 31, 2002          68,700                 728
Mesquite, Texas                        November 1996          September 15, 2000          10,575                 168
Newport News, Virginia                    April 1995              April 30, 2001          10,000                 120
Port St. Lucie, Florida               September 1997               July 23, 2007          44,000                 232
Tucker, Georgia                           March 1993                May 31, 2000          43,347                 311
Virginia Beach, Virginia                  March 1989                May 31, 1999           8,037                 120
Managed Centers (b)                                                          N/A               -                 185
                                                                                      -----------     ---------------
                                                                                         516,064               5,658
                                                                                      ===========     ===============

--------------
(a) Owned by Ed Blank and leased to Aegis at market rates.
(b) Represents approximate number of workstations in six managed centers located in Iowa and Minnesota.


                                MARKETING RESEARCH FACILITIES


                                         DATE                     LEASE                 SQUARE          PRODUCTION
          LOCATION                      OPENED               EXPIRATION DATE           FOOTAGE         WORKSTATIONS
-----------------------------     -------------------     -----------------------     -----------     ---------------
Chicago, Illinois                               1951               June 30, 2002          18,431                  50
Cincinnati, Ohio #1                             1985              April 30, 2001           7,900                  64
Cincinnati, Ohio #2                             1985             August 31, 2000           5,853                   -
Clarksville, Tennessee                          1985           December 31, 2003           7,500                  84
Irving, Texas                                   1992            October 31, 2001           3,246                   -
Kansas City, Missouri                           1992                May 31, 2003           4,228                   -
Paramus, New Jersey                             1979            October 31, 2000          12,158                   -
San Francisco, California                       1985           December 31, 2001           5,180                   -
Tucker, Georgia                                 1979            January 31, 2003          29,325                  56
                                                                                      -----------     ---------------
                                                                                          93,821                 254
                                                                                      ===========     ===============


         Aegis believes it can extend the leases at these locations or relocate the facilities, including the Addison facility, which lease expires on June 30, 1999, at terms comparable with its current lease obligations. While our current capacity is sufficient to handle our current production demands, as our growth continues, additional client service center facilities may be needed.

ITEM 3.       LEGAL PROCEEDINGS

         Other than ordinary routine litigation incidental to its businesses, and as discussed below, neither Aegis nor its subsidiaries are parties to, nor are their properties the subject of, any material pending legal proceedings. From time to time, Aegis is involved in litigation incidental to its business. Aegis believes that such litigation, individually or in the aggregate, is not likely to have a material adverse effect on our results of operations or financial condition.

         On March 29, 1999, Dore Kreisler filed to dismiss the complaint filed on April 14, 1998 in the Court of Chancery in Delaware against ATC, the directors of ATC and IQI seeking "injunctive and other appropriate relief" in connection with the proposed Merger.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS


MARKET INFORMATION

         Our common stock, $.01 par value per share (the "Common Stock"), trades on the Nasdaq National Market System ("Nasdaq") under the symbol "AGIS". Until July 13, 1998, our Common Stock traded under the symbol "ATCT". As of March 26, 1999, there were approximately 52,311,450 shares of Aegis common stock outstanding held by approximately 786 holders of record.

         The table below lists the range of high and low closing prices for our Common Stock as reported by Nasdaq for the two-year period ended December 31, 1998 and the subsequent interim period.


Year ended December 31, 1997          High       Low
----------------------------          ----       ---
First Quarter                         15       5

Second Quarter                        6 5/8    2 9/16

Third Quarter                         5 9/16   4

Fourth Quarter                        4 1/8    1 9/32


Year ended December 31, 1998          High       Low
----------------------------          ----      ---
First Quarter                         2 3/4    1 3/8

Second Quarter                        3 3/16   1 19/32

Third Quarter                         3        1 7/8

Fourth Quarter                        1 7/8    25/32


Interim period from January 1, 1999   High     Low
-----------------------------------   ----     ---
through March 26, 1999                1 5/8    27/32


DIVIDENDS

         To date, we have not declared a cash dividend on our common stock. We intend to retain any earnings for use in the operation and expansion of our business, and therefore do not anticipate declaring a cash dividend in the foreseeable future. We have accrued an annual dividend of $0.36 per share on 29,778 outstanding shares of our Series B Preferred Stock. Under the Credit Agreement, Aegis and its subsidiaries are prohibited from paying dividends on our Common Stock until all the bank's commitments have terminated and all of Aegis' and its subsidiaries' obligations under the Credit Agreement have been satisfied.

ITEM 6.       SELECTED FINANCIAL DATA

         The table below sets forth certain selected consolidated historical financial data for Aegis and its subsidiaries for the last five years. This information should be read in conjunction with Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.


                                                                                 FIVE MONTHS
                                                                                    ENDED
                                            YEAR ENDED JULY 31, (1)               DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                   -----------------------------------------    ---------------    -------------------------------
                                      1994           1995           1996           1996 (2)          1997 (3)           1998
                                   ------------   ------------   -----------    ---------------    --------------   --------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenues:
     Teleservices                    $  31,033      $  56,179      $ 57,543           $ 26,756         $ 115,609        $ 195,355
     Marketing research services             -              -             -                  -            18,223           32,683
                                   ------------   ------------   -----------    ---------------    --------------   --------------
Total revenues                       $  31,033      $  56,179      $ 57,543           $ 26,756         $ 133,832        $ 228,038
Gross profit                            11,457         18,207        16,834              6,092            45,642           66,677
SG&A expenses                            7,057         16,444        13,588              8,760            36,312           50,510
Depreciation                               907            856         1,314                969             4,501           10,018
Acquisition goodwill amortization            -              -             -                 55             1,592            2,876
Restructuring and other non-
     recurring charges                       -              -             -                  -                 -            8,395
                                   ------------   ------------   -----------    ---------------    --------------   --------------
Operating income (loss) (4)              3,493            907         1,932             (3,692)            3,237           (5,122)
Other income, net                          142            437           877                648                 -                -
Interest expense, net                      112             72           190                450             3,626            5,578
                                   ------------   ------------   -----------    ---------------    --------------   --------------
Income (loss) before income taxes        3,523          1,272         2,619             (3,494)             (389)         (10,700)
Income tax expense (benefit) (1)           109            314            17              1,794               595           (2,989)
                                   ------------   ------------   -----------    ---------------    --------------   --------------
Net income (loss) (4)                $   3,414      $     958      $  2,602           $ (5,288)        $    (984)       $  (7,711)
                                   ============   ============   ===========    ===============    ==============   ==============
Basic and diluted earnings (loss)
     per share                       $    0.14      $    0.04      $   0.11           $  (0.22)        $   (0.04)       $   (0.19)
                                   ============   ============   ===========    ===============    ==============   ==============
Weighted average number of common
     and common equivalent shares
     outstanding                        24,378         24,378        24,378             24,415            27,233           40,383

OPERATING DATA
EBITDA (4)(5)                        $   4,542      $   2,200      $  4,123           $ (2,020)         $  9,330        $  16,167
Net cash provided by (used in)
     operating activities            $   1,098      $     368      $  2,915           $   (139)         $  2,016        $   7,127
Net cash provided by (used in)
     investing activities            $    (237)     $  (1,846)     $ (5,858)          $  1,596          $(25,794)       $ (16,213)
Net cash provided by (used in)
     financing activities            $    (209)     $   2,113      $  1,652           $    665          $ 26,805        $  14,478
Client service centers at end of
     period                                                                                 19                20               25
Teleservices workstations at end
     of period                                                                           2,238             2,462            5,658
Marketing research facilities at
     end of period                                                                          10                10                9
Marketing research workstations
     at end of period                                                                      371               360              254



                                                                      AS OF DECEMBER 31,
                                                   --------------------------------------------------
                                                        1996              1997             1998
                                                   ---------------    --------------   --------------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA
Working capital                                           $ 6,168          $ 17,624         $ 35,881
Total assets                                               52,014           101,736          180,544
Long-term obligations, less current portion                22,634            51,257           79,580
Total liabilities                                          41,464            71,163          108,715
Shareholders' equity                                       10,550            30,573           71,828


--------------------------
(FOOTNOTES APPEAR ON FOLLOWING PAGE)

(1) Through July 31, 1996, the Company had a fiscal year end of July 31. The Company operated as a subchapter S-corporation through November 17, 1996, at which time it became a C-corporation for tax purposes and changed its fiscal year from July 31 to December 31.

(2) Represents operations of the Company for the period from August 1, 1996 to December 31, 1996. Amounts include the acquisition of Lexi International, Inc. ("Lexi") on November 22, 1996.

(3) Includes the acquisition of InterServ Services Corporation ("InterServ") as of July 12, 1997 (the "InterServ Acquisition").

(4) The historical results of operations include certain non-recurring expenses, which are summarized in the table below:


                                                                                         FIVE MONTHS
                                                                                             ENDED
                                                         YEAR ENDED JULY 31, (1)          DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                               ---------------------------------------  ---------------  -------------------------
                                                  1994          1995          1996         1996 (2)        1997 (3)          1998
                                               ------------  ------------  -----------  ---------------  --------------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
Actual officer's salary                            $ 1,312       $ 7,063      $ 2,417          $   116           $   -     $     -
Lexi and IQI bonuses and compensation,
     legal and audit fees, and software
     licensing expenses                                  -             -          810            2,490             443           -
Restructuring and other non-recurring charges            -             -            -                -               -       8,395
                                               ------------  ------------  -----------  ---------------  --------------  ----------
Total non-recurring expenses                       $ 1,312       $ 7,063      $ 3,227          $ 2,606           $ 443     $ 8,395
                                               ============  ============  ===========  ===============  ==============  ==========


(5) EBITDA is defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, and restructuring and other non-recurring charges. While it should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of financial performance and liquidity under generally accepted accounting principles ("GAAP"), EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Merger has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Reported financial results reflect the Merger and are those of IQI for the year ended July 31, 1996, the five months ended December 31, 1996 and the year ended December 31, 1997, and for the year ended December 31, 1998, giving effect to the Merger as of July 1, 1998. See "Notes to Consolidated Financial Statements - 1. Basis of Presentation and Description of Business."

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended July 31, 1996, five months ended December 31, 1996 and the years ended December 31, 1997 and 1998.


RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

                                                            YEAR          FIVE MONTHS
                                                           ENDED             ENDED              YEAR ENDED DECEMBER 31,
                                                          JULY 31,        DECEMBER 31,     ---------------------------------
                                                            1996              1996              1997              1998
                                                        -------------    ---------------   ---------------    --------------
Revenues                                                      100.0%             100.0%            100.0%            100.0%
Cost of services                                               70.7%              77.2%             65.9%             70.8%
                                                        -------------    ---------------   ---------------    --------------
Gross margin                                                   29.3%              22.8%             34.1%             29.2%
Selling, general and administrative expenses                   23.6%              32.7%             27.1%             22.1%
Depreciation                                                    2.3%               3.6%              3.4%              4.4%
Acquisition goodwill amortization                                  -               0.2%              1.2%              1.3%
Restructuring and other charges                                    -                  -                 -              3.7%
                                                        -------------    ---------------   ---------------    --------------
     Total expenses                                            25.9%              36.5%             31.7%             31.5%
                                                        -------------    ---------------   ---------------    --------------
Operating income (loss)                                         3.4%             (13.7%)             2.4%             (2.3%)
Other income, net                                               1.5%               2.4%                 -                 -
Interest expense, net                                           0.3%               1.7%              2.7%              2.4%
                                                        -------------    ---------------   ---------------    --------------
Income (loss) before income taxes                               4.6%             (13.0%)            (0.3%)            (4.7%)
Income tax expense (benefit)                                    0.0%               6.7%              0.4%             (1.3%)
                                                        -------------    ---------------   ---------------    --------------
     Net income (loss)                                          4.6%             (19.7%)            (0.7%)            (3.4%)
                                                        =============    ===============   ===============    ==============


HISTORICAL YEAR ENDED DECEMBER 31, 1998 VS. HISTORICAL YEAR ENDED
DECEMBER 31, 1997

         The Company experienced a net loss of approximately $7.7 million, or 3.4% of revenues, for the year ended December 31, 1998. Excluding approximately $8.4 million ($5.2 million, net of taxes) in merger-related restructuring and other non-recurring charges, the Company experienced a net loss of approximately $2.5 million, or 1.1% of revenues, in 1998 as compared to a net loss of approximately
$1.0 million, or 0.7% of revenues, in 1997.

         Revenues generated during the year ended December 31, 1998 increased 70.4% to $228.0 million from $133.8 million in the year ended December 31, 1997. The increase in revenues was due primarily to the impact of revenues contributed by ATC subsequent to the merger of IQI and ATC on July 9, 1998 (the "Merger") and by InterServ, which was acquired by IQI on July 12, 1997.

         On a pro forma basis, revenues grew $27.2 million, or 10.9%, in 1998 as compared to 1997. The growth in revenues on a pro forma basis was primarily attributable to growth in volumes from certain existing telecommunications and financial services clients and services performed for new clients. This growth was somewhat offset by a decrease in service volumes from the Company's largest client of approximately 13.6% and a decline in marketing research revenues of approximately 12.0%. See "Notes to Consolidated Financial Statements - 3. Mergers and Acquisitions."

         Approximately 27% of the Company's revenues during the year ended December 31, 1998 were generated by the Company's largest telecommunications client and approximately 11% by its largest financial services client as compared to approximately 41% and 0%, respectively, in the year ended
December 31, 1997. On a pro forma basis, approximately 26% of the Company's revenues during 1998 were generated by the Company's largest telecommunications client and approximately 9% by its largest financial services client as compared to approximately 33% and 9%, respectively, in 1997.

         During the first quarter of 1998, the Company was awarded a renewal of its agreement with Integrion Financial Network, a provider of interactive banking and electronic commerce services to financial institutions in the United States and Canada owned equally by 15 banks, Visa U.S.A. and IBM Corp. The Company also signed a contract extension with one of its large telecommunications clients. During the quarter ended March 31, 1998, the Company entered into a new contract with and began providing customer acquisition services to America Online, Inc., a world leader in branded interactive services and content. Aegis is no longer providing services to America Online. During the quarter ended June 30, 1998, the Company entered into a new contract with and began providing inbound customer services to a leading provider of rentable home entertainment. In addition, the Company was chosen by VHA, Inc., a national healthcare alliance based in Irving, Texas, to provide inbound customer service support for an 800 number which consumers call to access healthcare information. During the quarter ended September 30, 1998, the Company was selected by Sony Computer Entertainment America as the inbound technical support provider for its products. The Company was also awarded a three-year renewal of ATC's long-standing relationship with American Express. Under this agreement, Aegis continues to provide a variety of services to American Express and its cardholders including customer care and customer acquisition. During the quarter ended December 31, 1998, Aegis began providing inbound customer services to State Communications, a provider of telecommunications services primarily serving residential and small business customers across the U.S.

         The Company's objective is to secure recurring revenues from long-term relationships with targeted, large corporate clients that utilize telecommunications and marketing research strategies as integral, ongoing elements in their marketing and customer service programs. In addition to providing services on an outsourcing basis, in which the Company provides all or a substantial portion of a client's teleservices and/or marketing research needs, the Company also continues to perform project-based services for certain clients. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones.

         For the year ended December 31, 1998, gross profit earned on revenues increased approximately $21.0 million, or 46.1%, from the year ended December 31, 1997. The increase in gross profit is primarily due to the addition of ATC's revenues as a result of the Merger. Gross profit as a percentage of revenues ("gross margin") for 1998 was 29.2% as compared to 34.1% in 1997. The decrease in gross margin is primarily due to the impact of the addition of ATC's revenues, which are characterized by lower gross margins than those of IQI, and a decline in capacity utilization in the fourth quarter of 1998 resulting from lower volumes of business from the Company's two largest telecommunications clients.

         Selling, general and administrative ("SG&A") expenses increased $14.2 million, or 39.1%, in 1998 versus 1997. The increase in SG&A expenses is primarily attributable to the Merger with ATC. As a percentage of revenues, SG&A expenses were 22.1% in 1998 and 27.1% in 1997. The decrease in SG&A expenses as a percentage of revenues was primarily the result of efficiencies of scale derived from growth in business volumes.

         Depreciation and amortization expenses increased $6.8 million, or 111.6%, in 1998 as compared to 1997. As a percentage of revenues, depreciation and amortization expenses were a total of 5.7% in 1998 versus 4.6% in 1997. The increase in depreciation and amortization expenses as a percentage of revenues was due to additional depreciation resulting from investments in two new client service centers, information technology and infrastructure, and additional goodwill amortization resulting from the goodwill recorded in the Merger and in the InterServ acquisition.

         In connection with the Merger, the Company recorded restructuring and other non-recurring charges of approximately $8.4 million ($5.2 million, net of taxes) in the year ended December 31, 1998. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. Management expects the remainder of restructuring efforts to be completed by March 31, 1999.

         Net interest expense increased by $1.9 million, or 53.8%, in 1998 over 1997 due to increased utilization of the Company's revolving line of credit and the assumption of additional subordinated indebtedness.

         The Company's statutory state and federal income tax benefit rate for 1998 was approximately 40.0%. The Company's effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of the Company's amortization expense of the cost in excess of net assets required ("goodwill"). The non-deductibility of such costs resulted in income tax expense in 1997 despite a reported pre-tax loss.

         Due to the factors described above, the net loss increased from approximately $1.0 million in 1997 to approximately $7.7 million in 1998.

         Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

HISTORICAL YEAR ENDED DECEMBER 31, 1997 VS. HISTORICAL YEAR ENDED DECEMBER 31, 1996

         Aegis' revenues increased $71.0 million, or 113.1%, from $62.8 million in 1996 to $133.8 million in 1997. The increase was primarily due to the acquisition of Lexi in November 1996 (the "Lexi Acquisition") and the InterServ Acquisition in July 1997. In the period from November 22 to December 31,
1996, Lexi contributed revenues of $2.8 million, as compared to Lexi's 1997 revenue contribution of $40.2 million. In 1997, the five and one-half month revenue contribution from InterServ was $26.4 million. Without Lexi's revenue contribution in 1996 and 1997, and without InterServ's contribution in 1997, revenues would have increased from approximately $60.0 million in 1996 to $67.1 million in 1997, an increase of approximately $7.1 million, or 11.9%. This telemarketing revenue growth was principally caused by increased volume generated by existing clients including bank credit card issuers, regional and long distance telephone service providers and cable television service providers.

         Gross profit earned on revenues increased approximately $28.1 million, or 159.5%, from 1996. As a percentage of revenues, gross profit in 1997 was 34.1% versus 28.0% in 1996. The increase in gross profit was due in part to increased revenues as well as: (i) operating efficiency improvements in the pay-for-performance programs, especially certain programs for a large telecommunications client, and (ii) the addition of higher margin inbound telemarketing business as a result of the InterServ Acquisition. Partially offsetting the margin improvements were: (i) price reductions granted to a major telecommunications client, (ii) higher teleservices personnel costs in competitive labor markets, and (iii) new facility start-up expenses in Port
St. Lucie, Florida, and Fairmont, West Virginia.

         SG&A expenses increased approximately $18.4 million, or 102.6%, from $17.9 million in 1996 to $36.3 million in 1997. The Lexi Acquisition and the InterServ Acquisition contributed to this increase. In 1996, Lexi contributed SG&A expenses of approximately $1.3 million, and in 1997, Lexi contributed SG&A expenses of approximately $13.1 million. In 1997, InterServ contributed SG&A of approximately $5.6 million. Without the addition of Lexi in 1996 and 1997, and InterServ in 1997, SG&A expenses would have increased from $16.6 million in 1996 to approximately $17.7 million, an increase of approximately $1.1 million, or 6.3%. In addition to the acquisitions of Lexi and InterServ, the Company opened two new client service centers in 1997 in Port St. Lucie, Florida and Fairmont, West Virginia, added to capacity in existing client service centers, and added key corporate personnel to assist with the management of the expanded business.

         Depreciation and amortization expense increased from $1.8 million in 1996 to approximately $6.1 million in 1997, an increase of approximately
$4.3 million, or 235.7%. The increase was principally due to the addition of depreciation and amortization of tangible and intangible assets acquired from Lexi and InterServ and to added depreciation associated with $10.0 million of capital expenditures. Goodwill amortization was approximately $0.1 million in 1996 and increased to approximately $1.6 million in 1997.

         Other income, net, decreased from $0.3 million in 1996 to $0 in 1997. The 1996 amount was primarily interest income and management fee income.

         Interest expense increased by $3.0 million, from approximately $0.6 million in 1996 to $3.6 million in 1997, primarily due to increased borrowings. Long-term debt rose from $22.6 million on December 31, 1996 to approximately $51.3 million on December 31, 1997 primarily as a result of debt associated with the InterServ Acquisition and the opening of two new client service center facilities in September and October 1997.

         Income taxes decreased by $1.6 million, from $2.2 million in 1996 to approximately $0.6 million in 1997. In 1996, Aegis's change from an S-corporation to a C-corporation resulted in tax charges of approximately $3.0 million.

         Due to the factors described above, the net loss decreased from $4.6 million in 1996 to approximately $1.0 million in 1997.

HISTORICAL FIVE MONTHS ENDED DECEMBER 31, 1996 VS. HISTORICAL FIVE MONTHS ENDED DECEMBER 31, 1995

         Aegis' revenues increased approximately $3.8 million, or 16.5%, from approximately $23.0 million in 1995 to approximately $26.8 million in 1996. These increased revenues relate primarily to the Lexi Acquisition. Without the revenues of Lexi of $2.8 million for the period from November 22 to

December 31, 1996, revenues would have increased by approximately $1.0 million, or 4.3%, from approximately $23.0 million in 1996 to approximately
$24.0 million in 1997. The increase in telemarketing revenue reflects volume increases from major regional and long distance telecommunications companies.

         Gross profit earned on revenues decreased approximately $0.8 million, or 11.0%, from the comparable period in 1995. As a percentage of revenues, gross profit in 1996 was 22.8% versus 29.8% in 1995. The decrease in gross profit was principally due to: (i) operations and quality problems associated with the start-up of Aegis's largest pay-for-performance program; (ii) start-up expenses for a new client service center facility in Mesquite, Texas; and
(iii) price reductions granted to a large bank credit card client.

         SG&A expenses increased by $4.0 million, or 85.0%, from $4.7 million in 1995 to $8.7 million in 1996. Without the increase in SG&A expenses of Lexi, totaling approximately $1.3 million for the period from November 22 to December 31, 1996, this increase would have been $2.7 million, or 57.7%, from $4.7 million in 1995 to $7.4 million in 1996. In 1996, the Company incurred additional expenses associated with its recapitalization and the purchase of Aegis shares by Thayer Equity Investors III, L.P. ("Thayer").

         Depreciation and amortization increased $0.6 million, or 146.7%, from $0.4 million in 1995 to $1.0 million in 1996. Without the Lexi depreciation of approximately $0.2 million for the period from November 22 to December 31, 1996, the increase would have been from $0.4 million in 1995 to $0.8 million in 1996, or 99.3%, primarily due to the addition of a new client service center facility in Mesquite, Texas. Goodwill amortization was $0 in 1995 and increased to approximately $0.1 million in 1996 as a result of the Lexi Acquisition.

         Other income, net, increased from $0 to approximately $0.6 million from 1995 to 1996. The 1996 amount was comprised primarily of interest income and management fee income.

         Interest expense increased from approximately $0.1 million in 1995 to approximately $0.5 million in 1996, or approximately $0.4 million. Without the Lexi interest for the period from November 22 to December 31, 1996, the increase would have been approximately the same. This increase includes interest on additional borrowings resulting from the recapitalization of Aegis and the purchase of Aegis shares by Thayer.

         Income taxes increased from approximately $0.7 million in 1995 to approximately $1.8 million in 1996 due to the change in the Company's tax status from a subchapter S-corporation to a C-corporation in November 1996.

         Due to the factors described above, net income decreased from approximately $1.0 million in 1995 to a loss of approximately $5.3 million in 1996.

HISTORICAL FISCAL YEAR ENDED JULY 31, 1996 COMPARED TO HISTORICAL FISCAL YEAR ENDED JULY 31, 1995

         Revenues increased by approximately $1.4 million, or 2.4%, from approximately $56.2 million in 1995 to approximately $57.6 million in 1996. The increase in telemarketing revenue reflects volume increases from major regional and long distance telecommunications companies.

         Gross profit earned on revenues decreased approximately $1.4 million, or 7.5%, from $18.2 million in 1995 to $16.8 million in 1996. As a percentage of revenues, gross profit in 1996 was 29.3% versus 32.4% in 1995. The decrease in gross profit was primarily due to price reductions granted to a large telecommunications client and a large bank credit card issuer client.

         Operating expenses decreased by approximately $2.9 million, or 17.3%, from $16.4 million in 1995 to $13.5 million in 1996. Included in operating costs and expenses were officer's salaries of approximately $7.1 million in 1995 as compared to $2.4 million in 1996. Offsetting this approximate
$4.7 million decrease in officer's salaries was an increase in operating expenses of $0.9 million. Most of this increase was the result of the 1996 opening of three new call center facilities located in Pennsylvania, Minnesota and Ontario, Canada.

         Depreciation and amortization increased by $0.4 million, or 53.5%, from approximately $0.9 million in 1995 to $1.3 million in 1996. This increase was the result of capital spending related to the opening of three new client service centers in 1996 and the full-year impact of two new client service centers opened in 1995.

         Other income, net, increased from $0.4 million to approximately $0.9 million from 1995 to 1996. These amounts include primarily interest income and management fee income.

         Interest expense increased by $0.1 million, from approximately
$0.1 million in 1995 to approximately $0.2 million in 1996 as a result of increased debt associated with the opening of the new call center facilities in 1996.

         Due to the factors described above, income taxes decreased by approximately $0.3 million, from $0.3 million in 1995 to $0.0 million in 1996 and net income increased by $1.6 million, or 171.6%, from approximately
$1.0 million in 1995 to $2.6 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:


                                                              YEAR      FIVE MONTHS
                                                             ENDED         ENDED
                                                            JULY 31,    DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                                            --------    ------------    -----------------------
                                                              1996          1996          1997           1998
                                                            --------    ------------    --------       --------
Net cash provided by (used in) operating activities         $ 2,915        $ (139)      $  2,016       $  7,127
Net cash provided by (used in) investing activities          (5,858)        1,596        (25,794)       (16,213)
Net cash provided by financing activities                     1,652           665         26,805         14,478
Effect of exchange rates on cash                                  3             1             11             21
                                                            --------    ------------    --------       --------
  Net increase (decrease) in cash and cash equivalents      $(1,288)       $2,123       $  3,038       $  5,413
                                                            ========    ============    ========       ========


         The Company has historically utilized cash flow from operations, available borrowing capacity under its credit facilities, and subordinated indebtedness from its shareholders (primarily Thayer) to meet its liquidity needs. Management believes the Company currently has the liquidity and access to working capital to meet its near-term cash flow demands through operating income and borrowings under the Credit Agreement.

         During the year ended December 31, 1998, net cash provided by operating activities increased $5.1 million, or 253.5%, versus the year ended December 31, 1997, primarily due to positive cash flow from operations, an increase in the Company's accounts payable and accrued liabilities, and $2.0 million in collections of a related-party note receivable.

         Cash used in investing activities during 1998 totaled $16.2 million, representing an approximate $9.6 million, or 37.1% decrease from 1997. These expenditures primarily consisted of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of the Company's operations including the build-out of new client service centers and the upgrade or replacement of workstations in the Company's existing facilities. Capital expenditures during the last two years totaled approximately $22.5 million (approximately $27.8 million on a pro forma basis) and have been funded with proceeds from bank borrowings, subordinated indebtedness and excess cash from operations.

         During 1998, financing activities included borrowing activity under the Company's credit facilities, bridge financing guaranteed by Thayer, $13.6 million of subordinated indebtedness provided by Thayer and the securing of capital lease obligations.

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

         At December 31, 1998, Aegis was in default under certain of its financial covenants contained in the Credit Agreement. On March 31, 1999, the Company entered into the First Amendment to the Credit Agreement (the "First Amendment") whereby Scotiabank and CSFB waived the Company's defaults under certain of the covenants at December 31, 1998 and provided for new levels for existing covenants and a new covenant related to EBITDA.

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

         Prior to the Merger, on July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. As of October 23, 1998, the Company had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.375 per share, the closing price of such stock on July 2, 1998, the date the Thayer-led group committed to provide this financing. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously loaned to the Company.

         Subsequent to the end of the fiscal year, on March 30, 1999, Thayer provided approximately $5.7 million in additional subordinated indebtedness to assist in funding the Company's working capital needs. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share, which represents a 26.9% premium to the closing price of Aegis Common Stock on March 25, 1999, the date that Thayer committed to provide the financing.

         Michael G. Santry, the Company's Co-Chairman, owes the Company approximately $1.9 million under a secured promissory note dated September 16, 1997. The Merger Agreement provided for a principal payment of approximately $1.8 million on or before June 30, 1998 (which was made) and an extension of the maturity date of the balance of the principal and accrued but unpaid interest on the note to March 31, 1999. As of March 31, 1999, the Company and Mr. Santry were discussing a further extension of the maturity date of such amount, including terms relating to Mr. Santry delivering additional security sufficient to adequately securing repayment of the note.

         The Company primarily operates in the teleservices industry, which is a fast-growing, highly competitive industry. As such, the Company continues to implement its site strategy, which focuses on smaller client service centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated. Company growth and continued implementation of the site strategy will necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with the Company's existing facilities. In 1998, the Company opened new client service centers in Joplin, Missouri and Elkins, West Virginia and expanded one of its newest centers in Port St. Lucie, Florida. Management anticipates opening additional new centers and expanding existing facilities in calendar 1999. To that end, in the first quarter of 1999, Aegis expanded its Fairmont, West Virginia facility and announced plans to open new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona in the second quarter of 1999.

         In addition to traditional growth strategies, management has been pursuing opportunities for growth through merger with or acquisition of other teleservices companies. From time to time, Aegis engages in discussions with potential merger or acquisition candidates. Although there can be no assurances that any proposed merger or acquisition will be successfully completed, management requires that any candidate fit the Company's corporate and operating strategies.

         Although no assurances can be made in this regard, management anticipates that, based on the Company's ability to secure such financing to date, the Company should be able to secure debt or equity funding for its future working capital needs, the capital equipment requirements of future client service center facilities and potential acquisition opportunities.

YEAR 2000 UPDATE

GENERAL

         Aegis' company-wide Year 2000 Project (the "Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In 1998, Aegis began the Project to determine the level of Year 2000 compliance and to plan for the remediation of any non-compliant systems or infrastructure. The
Project has focused most intensely on production systems upon which the Company is dependent for the provision of services and the generation of revenue. As of March 26, 1999, the Company has determined that approximately 60% of its production systems that required remediation were Year 2000 compliant and estimates that production systems will be fully Year 2000 compliant by June 30, 1999. Any remaining business software programs or hardware systems are expected to be made Year 2000 compliant through the Year 2000 Project, including those supplied by vendors, or they will be retired or supplanted by a contingency plan. In the fourth quarter of 1998, the Company began contingency planning for that impact of the Year 2000 that may occur despite efforts to remediate and mitigate that impact and expects contingency planning to be complete by June 30, 1999. This contingency planning effort includes the amendment of the Company's disaster recovery plans to include
Year 2000 contingencies. None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 Project.

THE PROJECT

          Aegis' Project is divided into four major categories: (i) production systems and software applications (the "Production Platform"), (ii) support systems and applications (the "Support Systems"), (iii) infrastructure and facilities and (iv) suppliers and clients. The Company created a Year 2000 team and has assigned responsibility for each category requiring remediation. The Company also has engaged third parties, including Year 2000 consultants, to assist in the completion of various phases of the Project. The general phases common to all categories of the Project are: (i) inventorying Year
2000 items, (ii) assigning priorities to identified items, (iii) assessing the Year 2000 compliance of items determined to be material to the Company,
(iv) repairing or replacing material items that are determined not to be Year 2000 compliant, (v) testing material items and (vi) designing and implementing contingency and business continuation plans for each organization and Company location.

         The inventory and priority assessment phases of each section of the Project have been completed. The remediation phase, including repair and replacement, is under way, and items are being addressed in the order determined in the priority assessment based on materiality. Material items are those believed by the Company to have a risk that may affect revenues.
The Company, its Year 2000 consultants and certain of its technology suppliers are performing the testing phases of the Project.

         The Production Platform category consists of hardware and systems software used to directly produce revenue and are typically client specific. The remediation of this category is on schedule, and the Company estimates that approximately 60 percent of the planned activities related to this category had been completed at March 26, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for this category commenced in the first quarter of 1999 and is scheduled for completion by mid-1999. All activities related to the Production Platform (consisting of definition, testing, and implementation of Year-2000-ready products) are scheduled to be completed by June 30, 1999.

         The Support Systems category includes hardware and software systems and applications used administratively and in support of the production systems and software applications described above. The remediation of the Support Systems requires either the conversion of those systems and software that are not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was 50 percent complete at March 26, 1999, and the remaining conversions are on schedule to be completed by mid-1999. The testing phase of this category, scheduled for completion by mid-1999, is ongoing. The testing phase is conducted as the software is replaced and is also scheduled to be completed by mid-1999. Contingency planning for this category began in the first quarter 1999 and is scheduled for completion by mid-1999.

         The infrastructure and facilities category consists of hardware and systems software used in the networking and systems back-up infrastructure and in the Company's physical facilities. The remediation of this category is on schedule, and the Company estimates that approximately 90 percent of the planned activities related to this category had been completed at March 26, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for this category commenced in the first quarter of 1999 and is scheduled for completion by mid-1999. All activities related to infrastructure and facilities are scheduled to be completed by June 30, 1999.

         The suppliers and clients category includes the process of identifying and prioritizing critical suppliers and clients at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been initiated. The process of evaluating these suppliers and clients began in third quarter 1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. These evaluations will be followed by the development of contingency plans as necessary, which are scheduled to commence in the first quarter of 1999, with completion by mid-1999. The Company has begun planning with its largest customers to conduct full "end-to-end" testing of connected or shared systems where appropriate. This testing is expected to be completed by the end of the third quarter 1999.

COSTS

         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $2.1 million. This estimate does not include any estimates of liability for non-compliance. The total amount expended on the Project through March 26, 1999, was $1.0 million.

RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and clients. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

         The above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning below.

OUTLOOK AND UNCERTAINTIES

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain information in this Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to those summarized below:

RISKS RELATED TO THE MERGER

IMPLEMENTATION OF BUSINESS STRATEGY

         The success of the Merger continues to depend, to a large extent, on the efficient and effective integration of ATC's and IQI's disparate businesses. We continue to integrate each company's operating, administrative, finance, sales and marketing organizations, as well as each company's communication technologies and the coordination of sales efforts and streamlining facilities and administrative operations. We continue to invest time and money in the integration, which may detract from the basic operation of the business and adversely impact revenue and operating results. A number of factors beyond our control can negatively affect the integration as well, such as losing people, increased competition and regulatory developments. We cannot assure you that we will be able to implement successfully the strategies that we intend to pursue and achieve profitable operations in the near and long term.

NEW MANAGEMENT

         Our future success depends in large part on the efforts and abilities of management. The Chief Executive Officer of Aegis is Stephen A. McNeely (the former President and Chief Executive Officer of IQI) and the Chief Financial Officer of Aegis is Matthew S. Waller (the former Chief Financial Officer of
ATC). Although each has experience with his prior company, each officer continues to acquaint himself with the specific operations of the other company and the resulting combined operations of Aegis.

         In addition, at our annual meeting of stockholders held on July 9, 1998, the stockholders elected a new board of directors comprised of six nominees of ATC and six nominees of IQI, with Michael G. Santry of ATC and Paul G. Stern of IQI as Co-Chairmen of the board. Two directors, one nominated by each of ATC and IQI, have subsequently resigned from the Board. Effective with the Merger, the Company also amended its bylaws to require the approval of seven directors for certain transactions. Although we expect that our board of directors will be able to resolve major business issues, we cannot assure you that deadlocks will not occur.

         Certain stockholders who together own more than a majority of Aegis' voting stock entered into a Stockholders' Agreement under which, for a period of two years from the date of the Merger Agreement, each party agreed to vote its shares of Aegis capital stock in favor of the nominees to the board of directors of Aegis selected by the representative of the other party's stockholder group.

INCREASED LEVERAGE; FUTURE CAPITAL REQUIREMENTS

         Following the Merger, we have substantially higher debt than historical levels. We had approximately $67.7 million in senior debt and approximately $14.7 million in subordinated indebtedness at December 31, 1998, which results in a total debt to total capitalization ratio of 48.5%. Our tangible net book value was $0.5 million. Our leverage could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make our business more vulnerable to economic downturns and competitive pressures. Our future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, the timing and cost of acquisitions and efforts to expand existing operations. If funds available through the Credit Agreement, Subordinated Indebtedness and cash flows from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financings or from other sources. Equity financings may be dilutive to our stockholders and the terms of any debt financings are likely to contain restrictive covenants that limit our ability to pursue certain courses of action. In addition, the terms of the Credit Agreement will limit our ability to incur debt other than pursuant to the existing facilities. We cannot assure you that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to restructure our existing indebtedness or forego strategic decisions or delay, scale back or eliminate operations, which could have a material adverse effect on our business, financial condition and results of operations.

FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

         We anticipate that the trend toward outsourcing of telephone- and Internet-based sales, marketing, and customer service operations, as well as increased penetration of new and existing clients and markets will continue to drive future growth. A number of other factors, including the effective and timely initiation and development of client relationships, the opening of new client service centers and the recruitment, motivation and retention of qualified personnel, will affect growth. Sustaining growth will also require better and faster systems and additional management, operational and financial resources. We cannot assure you that we will be able to manage expanding operations effectively or maintain or accelerate growth.

CONTROL BY PRINCIPAL SHAREHOLDER

         Thayer and its affiliates beneficially own approximately 37% of our outstanding voting stock. As a result, Thayer can exercise significant control over the outcome of substantially all matters that require a shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis. Moreover, stockholders owning more than a majority of the voting stock of Aegis (including Thayer) have entered into a Stockholders' Agreement that says that for two years from the date of the Merger Agreement, the parties have agreed to vote their shares of Aegis capital stock in favor of the other party's nominees to the board of directors.

POSSIBLE VOLATILITY OF STOCK PRICE

         Our stock price can be volatile, in response to:

      -  variations in quarterly operating results
      -  the depth and liquidity of the market for Aegis Common Stock
      - investor perception of Aegis after the Merger and the industry in which it competes
      -  the gain or loss of significant customer contracts
      -  changes in management
      -  changes in or new services by Aegis or competitors
      -  general trends in the industry
      -  other events or factors

         In addition, the stock market generally has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Aegis Common Stock. Since the Merger, the market price per share of Aegis Common Stock as reported on the Nasdaq National Market System has ranged from $3.19 to $0.84. On March 26, 1999, the stock closed at $1.00.


SHARES AVAILABLE FOR FUTURE SALE

         Thayer and its affiliates hold approximately 37% of the outstanding shares of Aegis Common Stock, and other stockholders hold significant blocks of the stock. We cannot predict the effect that future sales of stock, especially by former IQI stockholders, will have on the market price of Aegis Common Stock prevailing from time to time. Sales of substantial amounts of Aegis Common Stock (including shares issued upon the exercise of stock options), and even the perception that such sales could occur, may adversely affect prevailing market prices for Aegis Common Stock. Although Thayer, Edward Blank and other affiliates of Aegis are restricted from reselling their respective shares of Aegis common stock under Rule #144 and Rule #145 of the Securities Act until July 1999, certain former IQI stockholders have the right to nominate half of the directors to the Aegis board of directors per year for the next two years. Upon a vote of seven directors, the board may elect to register shares of common stock with the Commission for resale to the public.


POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         We could experience quarterly variations in revenues and operating income as a result of many factors, including:

   - the timing of clients' marketing campaigns and customer service programs
   - the timing of additional SG&A expenses incurred to acquire and support new business
   - changes in Aegis' revenue mix among its various service offerings
   - price competition

         In connection with certain contracts, we could incur costs in periods prior to recognizing revenue under those contracts. In addition, we must plan our operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely materially and adversely affect our operating results for that quarter.


DEPENDENCE ON KEY PERSONNEL

         Our success of Aegis depends in large part on the abilities and continued service of our executive officers and other key employees. We cannot assure you that we will be able to retain these people. Losing one or more of them could materially and adversely affect us.

GENERAL AND INDUSTRY RISKS

RELIANCE ON MAJOR CLIENTS

         We have historically relied on a few major clients for the bulk of our revenue. Relying on one or a few major clients includes a number of more specific business risks that may adversely impact the ability of the provider, such as Aegis, to derive revenue from the client, including:

   - the risk that a client unilaterally decides to curtail or terminate marketing programs;
   - the risk that service or billing disputes may adversely impact the client's desire to utilize the provider's services;
   - the risk that the customer may decide to reduce the number of providers of the subject services or otherwise consolidate its operations;
   - the risk that financial, competitive or operational pressure on the client may inhibit its ability to purchase services from outside providers or prompt the client to negotiate lower fees for services provided.

         Many of our clients are concentrated in the telecommunications, financial services, insurance and publishing industries. A significant downturn in any of these industries or a trend away from their use of telephone-based sales, marketing or customer management services could materially and adversely affect our business. Although we believe our relations with our major clients are good, the loss of one or more of our major clients could have a material adverse effect on our operating results. See "Item 1. Business - Reliance on Major Clients."

RISKS ASSOCIATED WITH OUR CONTRACTS

         Our contracts do not ensure a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign long-term contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce program call volumes, on relatively short notice. Although many of such contracts require the client to pay a contractually agreed amount in the event of early termination, we cannot assure you that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenues we may lose as a result of early termination.

DEPENDENCE ON OUTSOURCING TREND AND INDUSTRIES SERVED

         Our growth depends in part on continued demand for our services prompted by the outsourcing trend, as well as continued growth in the industries we serve. If the interest in outsourcing wanes or there is a significant downturn in the telecommunications, financial services, insurance, entertainment or other industries, we could be materially and adversely affected.

GOVERNMENT REGULATION

         Additional Federal or state legislation could limit our activities or increase the cost of doing business. See "Item 1. Business - Government Regulation."

DEPENDENCE ON LABOR FORCE

         Our business is very labor intensive and characterized by high personnel turnover. Although by industry standards we believe our employees are highly qualified and well trained, many employees receive modest hourly wages and many are part-time employees. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. Some of our operations, such as insurance product sales, require specially trained employees. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of our costs consists of wages paid to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely affect us.

COMPETITION

         Our industry is very competitive. We cannot assure you that, as the teleservices industry continues to evolve, additional competitors with greater resources than ours will not enter the industry (or particular segments of the industry) or that our clients will not choose to conduct more of their telephone-based sales, marketing or customer service activities internally. The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks and other media, could adversely effect the demand for our services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the Internet could reduce the demand for certain of our offered services. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although we attempt to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. See "Item 1. Business
- Industry and Competition."

YEAR 2000 ISSUE

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Update."

RELIANCE ON TECHNOLOGY; COMPUTER SYSTEMS

         We rely on specialized telecommunications and computer technology to meet our clients' needs. We will need to continue to select, invest in and develop new and enhanced technology to remain competitive. Our future success will also depend on our ability to develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our business is highly dependent on our computer and telephone equipment and software systems, the temporary or permanent loss of which could materially and adversely affect our business.

TELEPHONE SERVICE DEPENDENCE

         We depend on service provided by various local and long distance telephone companies. If service is disrupted or telephone costs increase significantly and we cannot recover those costs by increasing the price of our services, our operating results will suffer.

RISK OF BUSINESS INTERRUPTION

         Our business will suffer if we are unable to protect our client service centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, technology failure or sabotage, natural disaster and other similar events. We may even have to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us if one of these events occurs. We maintain property damage and business interruption insurance, but it may not adequately compensate us for any losses we may incur.

REVENUES AND SEASONAL NATURE OF BUSINESS

         See "Item 1.  Business - Revenues and Seasonal Nature of Business."


OTHER UNCERTAINTIES

         We discuss other operating, financial or legal risks or uncertainties in this Form 10-K in specific contexts and in our other filings with the Commission. We are also subject to general economic risks, the risk of loss of a major customer and other risks and uncertainties.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have purchased an interest rate collar to hedge against the risk that our interest rate under our Credit Agreement will rise beyond a specified level. This collar costs the Company about $75,000 on an annualized basis. With this exception, we do not use derivative financial instruments to manage the impact of interest rate changes on our debt obligations or on our investments.

         We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions. At December 31, 1998, we had $7.9 million invested in money market funds. The rate of interest earned on these investments varies with overall market rates. A hypothetical 100-basis point change in the interest rate earned on these investments would not have a material effect on our income or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-33 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         This information will be contained in the definitive proxy statement of the Company for the 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

         This information will be contained in the definitive proxy statement of the Company for the 1999 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference. Information in the section entitled "Report of the Compensation Committee of the Board of Directors" and in the subsection entitled "Performance Graph" are not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information will be contained in the definitive proxy statement of the Company for the 1999 Annual Meeting of Stockholders under the caption "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information will be contained in the definitive proxy statement of the Company for the 1999 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

3.2 Amended and Restated Bylaws (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1998).

4.1 Specimen of Share Certificate of Company's Common Stock (Incorporated by reference from Exhibit 4.1 of the Company's Form 10-Q for the quarterly period ended September 30, 1998).

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

4.4 1992 Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration Statement - File No. 333-01131).

4.5 1996 Stock Option Plan as amended (Incorporated by reference from Company's Form S-8 Registration Statement - File No. 333-01131).

4.6 1998 Stock Option Plan (Incorporated by reference from Company's Form S-4 Registration Statement - File No. 333-53887 -- Appendix D to the Joint Proxy/Prospectus).

4.7 Rights Agreement between Aegis Communications Group, Inc. and Harris Trust and Savings Bank dated December 16, 1998 (Incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on December 17, 1998).

10.1 Second Amended and Restated Credit Agreement dated as of July 9, 1998 by and among IQI, Inc., Aegis Communications Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (Incorporated by reference from the Company's Form 8-K Current Report dated July 24, 1998).

10.2 First Amendment to the Second Amended and Restated Credit Agreement dated as of March 31, 1999 by and among IQI, Inc., Aegis Communications Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (filed herewith).

10.3 Securities Purchase and Registration Rights Agreement by and between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated April 7, 1998 (Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998).

10.4 Warrant to Purchase Shares of Common Stock of ATC Communications Group, Inc. issued to Thayer Equity Investors III, L.P. dated April 7, 1998 (Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998).

10.5 Promissory Note by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998).

10.6 Subordination and Intercreditor Agreement between Thayer Equity Investors III, L.P. and Bank One, Texas, N.A. dated May 4, 1998, (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998).

10.7 Second Warrant to Purchase Shares of Common Stock of ATC Communications Group, Inc. dated May 4, 1998, (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998).

10.8 Pledge Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998).

10.9 Registration Rights Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998).

10.10 Reimbursement and Indemnification Agreement by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998).

10.11 Stockholders Agreement dated July 9, 1998 by and among ATC Communications Group, Inc., Thayer Equity Investors III, L.P., ITC Services Company, Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust, Codinvest Limited, Michael G. Santry and Darryl D. Pounds (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1998).

10.12 Escrow Agreement dated July 9, 1998 between ATC Communications Group, Inc., the representative of the shareholders of IQI, Inc., and Harris Trust and Savings Bank (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1998).

10.13 Loan and Security Agreement dated February 8, 1996 among Advanced Telemarketing Corporation and Bank One, Texas, N.A. (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1996).

10.14 Lease Agreement dated January 1, 1991 by and between Royal Tech Properties, Ltd. and

         Advanced Telemarketing Corporation. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1991).

10.15 Investment Letter dated June 16, 1994 by Codinvest Limited. (Incorporated by reference from Company's Form 8-K Current Report dated June 16, 1994).

10.16 Promissory Note dated September 16, 1997 among Michael G. Santry and ATC Communications Group, Inc. (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1997).

10.17 Stock Pledge Agreement dated September 16, 1997 among Codinvest Limited and ATC Communications Group, Inc (Incorporated by reference from Company's Form 10-K Annual Report for the year ended June 30, 1997).

10.18    Letter of Amendment, dated April 7, 1998, of Promissory Note by Michael
         G. Santry in favor of ATC Communications Group, Inc. (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998).

10.19    Stock Pledge Agreement between Michael G. Santry and ATC
         Communications Group, Inc., dated April 7, 1998 (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998).

10.20 Release and Separation Agreement by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc. and Arthur Chavoya (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 1997).

10.21 Promissory Note by and between Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P. dated July 9, 1998 in the original principal amount of $6.8 million (Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1998).

10.22 Promissory Note by and between Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P. dated July 29, 1998 in the original principal amount of $1.9 million (substantially identical in all material respects, except for dates and principal amount, to the Promissory Note referred to in Exhibit 10.20).

10.23 Promissory Note by and between Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P. dated October 23, 1998 in the original principal amount of $2.1 million (substantially identical in all material respects, except for dates and principal amount, to the Promissory Note referred to in Exhibit 10.20).

10.24 Promissory Note by and between Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P. dated March 31, 1999 in the original principal amount of $5.7 million (filed herewith).

21.1 Subsidiaries of the Registrant (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1998).

27.1     Financial Data Schedule (filed herewith).

         Copies of the above Exhibits are available to stockholders of record at a charge of $0.50 per page, minimum of $5.00 each. Direct requests to:

         Aegis Communications Group, Inc.
         Attention:  Secretary
         7880 Bent Branch Drive, Suite 150
         Irving, Texas  75063


REPORTS ON FORM 8-K

         On April 9, 1998, the Company filed a report on Form 8-K reporting, under "Item 5. - Other Events", a definitive agreement for a stock-for-stock merger of ATC and IQI. See "Item 1. Business - The Merger."

         On June 29, 1998, the Company filed a report on Form 8-K reporting, under "Item 5. - Other Events", that a summary judgment was entered against ATC on June 25, 1998 in a breach of contract case filed by an ATC option holder in the United States District Court, District of Kansas. See "Item 3. - Legal Proceedings."

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

         On July 24, 1998, the Company filed a report on Form 8-K reporting: (i) under "Item 2. - Acquisition or Disposition of Assets", that on July 9, 1998, ATC completed the acquisition of IQI; (ii) under "Item 5. - Other Events", that in connection with the consummation of the Merger, the Company changed its corporate name to Aegis Communications Group, Inc., which became effective with the filing of its Amended and Restated Certificate of Incorporation on July 9, 1998. In addition, the Company changed its Nasdaq National Market System ticker symbol to "AGIS," effective July 13, 1998; and (iii) under "Item 5. -- Other Events", that in connection with the Merger, IQI entered into a Second Amended and Restated Credit Agreement dated as of July 9, 1998 with The Bank of Nova Scotia and Credit Suisse First Boston. See "Item 1. Business - The Merger", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements - 3. Mergers and Acquisitions."

         On December 17, 1998, the Company filed a report on Form 8-K reporting, under "Item 5. - Other Events", that its Board of Directors had adopted a Shareholder Rights Plan in which Rights to purchase shares of a new series of preferred stock would be distributed as a dividend, one Right per share, to owners of record of Aegis Common Stock as of the close of business on December 28, 1998.

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

                                            AEGIS COMMUNICATIONS GROUP, INC.
                                            (The Registrant)


Dated:   March 30, 1999            By:      /s/ STEPHEN A. MCNEELY
                                       ---------------------------------------
                                            Stephen A. McNeely
                                            President and Chief Executive
                                            Officer, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:   March 30, 1999            By:     /s/ Michael G. Santry
                                       ---------------------------------------
                                   Michael G. Santry, Co-Chairman, Director

Dated:   March 30, 1999            By:     /s/ Paul G. Stern
                                       ---------------------------------------
                                   Paul G. Stern, Co-Chairman, Director

Dated:  March 30, 1999             By:     /s/ Matthew S. Waller
                                       ---------------------------------------
                                   Matthew S. Waller, Chief Financial Officer,
                                   Director

Dated:  March 30, 1999             By:     /s/ Edward Blank
                                       ---------------------------------------
                                   Edward Blank, Director

Dated:  March 30, 1999             By:     /s/ Daniel H. Chapman
                                       ---------------------------------------
                                   Daniel H. Chapman, Director

Dated:  March 30, 1999             By:     /s/ Drew Lewis
                                       ---------------------------------------
                                   Drew Lewis, Director

Dated:  March 30, 1999             By:     /s/ David L. Malcom
                                       ---------------------------------------
                                   David L. Malcolm, Director

Dated:  March 30, 1999             By:     /s/ Frederic V. Malek
                                       ---------------------------------------
                                   Frederic V. Malek, Director

Dated:  March 30, 1999             By:     /s/ Darryl D. Pounds
                                       ---------------------------------------
                                   Darryl D. Pounds, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))

                                                                                                PAGE
                                                                                                ----
Report of Independent Accountants                                                                F-2

Report of Independent Auditors                                                                   F-3

Consolidated Statements of Operations for the Year Ended July 31, 1996, the Five
     Months Ended December 31, 1996 and the Years Ended December 31, 1997 and
     1998                                                                                        F-4

Consolidated Balance Sheets at December 31, 1997 and 1998                                        F-5

Consolidated Statements of Shareholders' Equity for the Year Ended July 31,
     1996, the Five Months Ended December 31, 1996 and the Years Ended December
     31, 1997 and 1998                                                                           F-7

Consolidated Statements of Cash Flows for the Year Ended July 31, 1996, the Five
     Months Ended December 31, 1996 and the Years Ended December 31, 1997 and
     1998                                                                                        F-8

Notes to Consolidated Financial Statements                                                       F-10

Schedule II - Valuation and Qualifying Accounts for the Five Months Ended
     December 31, 1996 and the Years Ended December 31, 1997 and 1998                            F-33


         All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Aegis Communications Group, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. (formerly IQI, Inc.) and its subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 1999

                      REPORT OF INDEPENDENT AUDITORS

Board of Directors

Aegis Communications Group, Inc.

     We have audited the accompanying consolidated balance sheet of Aegis Communications Group, Inc. and subsidiaries (formerly IQI, Inc.) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the five months ended December 31, 1996, and the year ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Lexi International, Inc., a wholly owned subsidiary which statements reflect total revenues of $2,803,000 for the six weeks ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us and, our opinion, insofar as it relates to data included for Lexi International, Inc. for the six weeks ended December 31, 1996, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aegis Communications Group, Inc. (formerly IQI, Inc.) at December 31, 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1997, the five months ended December 31, 1996, and the year ended July 31, 1996 in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP

Los Angeles, California
April 17, 1998

                        AEGIS COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR           FIVE MONTHS
                                                             ENDED              ENDED
                                                            JULY 31,         DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                          -------------     ---------------     --------------------------------
                                                              1996               1996               1997              1998
                                                          -------------     ---------------     -------------     --------------
Revenues                                                       $57,543            $ 26,756         $ 133,832           $228,038
Cost of services, excluding depreciation and
     amortization shown below                                   40,709              20,664            88,190            161,361
                                                          -------------     ---------------     -------------     --------------
Gross profit                                                    16,834               6,092            45,642             66,677
Selling, general and administrative expenses                    13,588               8,760            36,312             50,510
Depreciation                                                     1,314                 969             4,501             10,018
Excess purchase price amortization                                   -                  55             1,592              2,876
Restructuring and other
     non-recurring charges (Note 4)                                  -                   -                 -              8,395
                                                          -------------     ---------------     -------------     --------------
     Total expenses                                             14,902               9,784            42,405             71,799
                                                          -------------     ---------------     -------------     --------------
Operating income (loss)                                          1,932              (3,692)            3,237             (5,122)
Other income, net                                                  877                 648                 -                  -
Interest expense, net (Notes 6, 7 and 8)                           190                 450             3,626              5,578
                                                          -------------     ---------------     -------------     --------------
Income (loss) before income taxes                                2,619              (3,494)             (389)           (10,700)
Income tax expense (benefit) (Note 11)                              17               1,794               595             (2,989)
                                                          -------------     ---------------     -------------     --------------
     Net income (loss)                                         $ 2,602            $ (5,288)        $    (984)          $ (7,711)
                                                          =============     ===============     =============     ==============
Basic and diluted earnings (loss) per common
     and common equivalent share (Note 10):                    $  0.11            $  (0.22)        $   (0.04)          $  (0.19)
                                                          =============     ===============     =============     ==============
Basic and diluted weighted average common
     and common equivalent shares
     outstanding (Note 10):                                     24,378              24,417            27,233             40,383


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        1997         1998
                                                                     ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents                                       $   5,288    $  10,701
     Accounts receivable - trade, less allowance for doubtful
         accounts of $550 in 1997 and $1,337 in 1998.                   25,576       49,585
     Notes receivable -- related parties (Note 17)                           -        2,185
     Current deferred tax assets (Note 11)                               1,415          884
     Prepaid expenses and other current assets                           2,720        1,662
                                                                     ---------    ---------
         Total current assets                                           34,999       65,017
Property and equipment (Notes 2, 5 and 8):
     Equipment & software                                               24,429       41,262
     Leasehold improvements                                              4,569        6,112
     Furniture and fixtures                                              4,232        7,827
     Construction in progress -- computer software                         206            -
                                                                     ---------    ---------
                                                                        33,436       55,201
     Accumulated depreciation and software amortization                 11,813       19,924
                                                                     ---------    ---------
                                                                        21,623       35,277
Cost in excess of net assets acquired, net of accumulated
     amortization of $1,647 in 1997 and $4,523 in 1998
     (Notes 2 and 3)                                                    43,558       71,325
Deferred tax assets (Note 11)                                                -        6,502
Deferred financing costs, net (Note 2 and 6)                             1,242        2,099
Other assets                                                               314          324
                                                                     ---------    ---------
                                                                     $ 101,736    $ 180,544
                                                                     =========    =========

                        See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        1997        1998
                                                                     ---------    ---------
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Current portions of long-term obligations                       $   1,101    $   2,758
     Due to shareholders                                                 1,908            -
     Accounts payable                                                      867        7,059
     Accrued compensation expense and related liabilities                4,543        6,414
     Accrued interest expense                                              579        1,263
     Other accrued expenses                                              4,089        9,417
     Other current liabilities                                           4,288        2,225
                                                                     ---------    ---------
         Total current liabilities                                      17,375       29,136
Revolving line of credit (Note 6)                                       15,000       28,100
Long-term obligations, net of current portions (Note 6)                 35,257       36,829
Subordinated indebtedness due to affiliates (Note 7)                     1,000       14,651
Deferred income taxes                                                    2,331            -
Other long-term liabilities                                                200            -
Commitments and contingencies (Notes 8 and 13)                               -            -
Shareholders' equity (Notes 9 and 15):
     Preferred stock, $.01 par  value, 1,000,000 shares
         authorized; 29,778 convertible, $.36 cumulative Series B
         shares issued and outstanding in 1998                               -            0
     Common stock, $.01 par value, 100,000,000 shares
         authorized; 29,865,950 and 52,311,450 shares issued
         and outstanding in 1997 and 1998, respectively                    299          523
     Additional paid-in capital                                         28,025       78,167
     Treasury shares, at cost                                                -       (1,421)
     Cumulative translation adjustment                                      13           34
     Retained earnings (deficit)                                         2,236       (5,475)
                                                                     ---------    ---------
         Total shareholders' equity                                     30,573       71,828
                                                                     ---------    ---------
                                                                     $ 101,736    $ 180,544
                                                                     =========    =========

                       See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                Preferred Stock
                                ---------------
                                    Series C         Common Stock       Treasury Stock
                                ---------------   -------------------  -------------------
                                          Par                    Par                Par
                                Shares   Value       Shares     Value   Shares     Value
                                ------   ------   -----------   -----  --------   --------
BALANCE AT
JULY 31, 1995                        -   $    -    24,378,250   $ 244         -   $      -
    Foreign currency
    translation adjustment           -        -             -       -         -          -
    Net income                       -        -             -       -         -          -
                                ------   ------   -----------   -----  --------   --------
BALANCE AT
JULY 31, 1996                        -   $    -    24,378,250   $ 244         -   $      -
    Cash contributions
    by shareholder                   -        -             -       -         -          -
    Issuance of common
    stock in exchange
    for contribution of
    affiliates                       -        -     1,092,146      11         -          -
    Repurchase of common
    stock in connection
    with IQI agreement               -        -   (10,050,567)   (101)        -          -
    Issuance of common
    stock in connection
    with Lexi acquisition            -        -    10,002,571     100         -          -
    Foreign currency
    translation adjustment           -        -             -       -         -          -
    Reclassification of
    undistributed S-corporation
    earnings                         -        -             -       -         -          -
    Net loss                         -        -             -       -         -          -
                                ------   ------   -----------   -----   -------   --------
BALANCE AT
DECEMBER 31, 1996                    -   $    -    25,422,400   $ 254         -   $      -
    Repurchase of
    common stock                     -        -       (42,993)      -         -          -
    Issuance of common
    stock in connection
    with InterServ merger            -        -     3,832,972      39         -          -
    Exercise of stock options        -        -        40,858       -         -          -
    Capital contributions            -        -             -       -         -          -
    Issuance of common
    stock pursuant to
    exercise of warrants             -        -       612,713       6         -          -
    Return of capital to
    shareholder                      -        -             -       -         -          -
    Foreign currency
    translation adjustment           -        -             -       -         -          -
    Net loss                         -        -             -       -         -          -
                                ------   ------   -----------   -----   -------   --------
BALANCE AT
DECEMBER 31, 1997                    -   $    -    29,865,950   $ 299         -   $      -
    Issuance of stock
    pursuant to InterServ
    earnout                          -        -       251,486       2         -          -
    Issuance of stock and
    adjustment of capital
    pursuant to ATC/IQI
    merger                      29,778        -    21,839,625     218   361,000     (1,421)
    Exercise of stock options        -        -       353,055       4         -          -
    Purchase of
    subsidiary
    minority interest                -        -         1,334       -         -          -
    Foreign currency
    translation adjustment           -        -             -       -         -          -
    Net loss                         -        -             -       -         -          -
                                ------   ------   -----------   -----   -------   --------
BALANCE AT
DECEMBER 31, 1998               29,778   $    -    52,311,450   $ 523   361,000   $ (1,421)
                                ======   ======   ===========   =====   =======   ========

                                                                        Total
                                 Additional   Cumulative    Retained    Share-
                                  Paid-In     Translation   Earnings   holders'
                                  Capital     Adjustment   (Deficit)    Equity
                                 ----------   -----------   --------   --------
BALANCE AT
JULY 31, 1995                    $   (241)       $      -    $ 9,172   $  9,175
    Foreign currency
    translation adjustment              -               1          -          1
    Net Income                          -               -      2,602      2,602
                                 ----------   -----------    -------   --------
BALANCE AT
JULY 31, 1996                    $   (241)       $      1    $11,774   $ 11,778
    Cash contributions
    by shareholder                  4,675               -          -      4,675
    Issuance of common
    stock in exchange
    for contribution of
    affiliates                        (11)              -          -          -
    Repurchase of common
    stock in connection
    with IQI agreement            (21,683)              -          -    (21,784)
    Issuance of common
    stock in connection
    with Lexi acquisition          21,068               -          -     21,168
    Foreign currency
    translation adjustment              -               1          -          1
    Reclassification of
    undistributed S-corporation
    earnings                        3,266               -     (3,266)         -
    Net loss                            -               -     (5,288)    (5,288)
                                 --------        --------    -------   --------
BALANCE AT
DECEMBER 31, 1996                $  7,074        $      2    $ 3,220   $ 10,550
    Repurchase of
    common stock                      (90)              -          -        (90)
    Issuance of common
    stock in connection
    with InterServ merger          14,754               -          -     14,793
    Exercise of stock options           5               -          -          5
    Capital contributions           4,475               -          -      4,475
    Issuance of common
    stock pursuant to
    exercise of warrants            1,994               -          -      2,000
    Return of capital to
    shareholder                      (187)              -          -       (187)
    Foreign currency
    translation adjustment              -              11          -         11
    Net loss                            -               -       (984)      (984)
                                 --------        --------    -------   --------
BALANCE AT
DECEMBER 31, 1997                $ 28,025        $     13    $ 2,236   $ 30,573
    Issuance of stock
    pursuant to InterServ
    earnout                             -               -          -          2
    Issuance of stock and
    adjustment of capital
    pursuant to ATC/IQI
    merger                         49,876               -          -    48,673
    Exercise of stock options         266               -          -       270
    Purchase of
    subsidiary
    minority interest                   -               -          -          -
    Foreign currency
    translation adjustment              -              21          -         21
    Net loss                            -               -     (7,711)    (7,711)
                                 --------        --------    -------   --------
BALANCE AT
DECEMBER 31, 1998                $ 78,167        $     34    $(5,475)  $ 71,828
                                 ========        ========    =======   ========

                        AEGIS COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   YEAR      FIVE MONTHS
                                                                  ENDED        ENDED
                                                                 JULY 31,    DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                                 --------    ------------   -----------------------
                                                                  1996           1996          1997          1998
                                                                 --------    ------------    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $ 2,602        $ (5,288)   $   (984)     $ (7,711)
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                               1,314           1,024       6,093        12,895
        Assets written-off                                              -               -           -         5,807
        Deferred income taxes                                           -           1,782        (796)       (2,889)
        Other                                                           2            (116)        (30)           21
        Changes in operating assets and liabilities:
           Bank overdrafts                                          1,236          (1,476)       (313)            -
           Accounts and notes receivable -- related parties             -               -           -         1,958
           Accounts and notes receivable -- other                  (2,586)          1,664         818        (3,375)
           Prepaid and other current assets                          (258)             26       1,836         1,127
           Other assets                                              (450)            458        (138)          306
           Due to related parties                                       -           2,384        (249)            -
           Accounts payable and other accrued liabilities             485            (877)     (2,597)        2,208
           Other current liabilities                                  570             280      (1,624)       (3,220)
                                                                 --------    ------------    --------      --------
        Net cash provided by (used in) operating activities         2,915            (139)      2,016         7,127

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (3,488)         (3,866)    (10,018)      (12,520)
     Acquisition costs, ATC                                             -               -           -        (3,989)
     Net cash acquired from acquisition of ATC                          -               -           -           296
     Net cash acquired from acquisition of Lexi                         -           5,462           -             -
     Acquisition of InterServ, net of cash acquired                     -               -     (15,776)            -
     Loans and advances to affiliate                               (2,370)              -           -             -
                                                                 --------    ------------    --------      --------
        Net cash provided by (used in) investing activities        (5,858)          1,596     (25,794)      (16,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                    3,600          19,600      30,225         4,477
     Proceeds from affiliate debt                                       -               -           -        13,650
     Principal payments on long-term debt                          (3,657)         (3,967)     (6,200)       (1,572)
     Payments on capital lease obligations                              -             (59)       (773)       (1,380)
     Proceeds from sale leaseback                                   1,688               -           -             -
     Repurchase of common stock                                         -         (18,784)        (90)            -
     Return of capital to shareholder                                   -               -        (187)            -
     Proceeds from shareholder                                         63               -           -             -
     Principal payments to shareholder                                (42)              -           -             -
     Proceeds from exercise of stock options                            -               -           5           269
     Deferred financing costs                                           -            (800)       (650)         (966)
     Capital contributions                                              -           4,675       4,475             -
                                                                 --------    ------------    --------      --------
        Net cash provided by financing activities                   1,652             665      26,805        14,478
Effect of exchange rates on cash                                        3               1          11            21
                                                                 --------    ------------    --------      --------
Net increase (decrease) in cash and cash equivalents               (1,288)          2,123       3,038         5,413
Cash and cash equivalents at beginning of period                    1,415             127       2,250         5,288
                                                                 --------    ------------    --------      --------
Cash and cash equivalents at end of period                        $   127        $  2,250    $  5,288      $ 10,701
                                                                 ========    ============    ========      ========

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (IN THOUSANDS)



                                                                   YEAR      FIVE MONTHS
                                                                  ENDED        ENDED
                                                                 JULY 31,    DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                                 --------    ------------   -----------------------
                                                                  1996           1996          1997          1998
                                                                 --------    ------------    --------      --------
Supplemental disclosure of cash paid during the periods for:
     Interest                                                     $   177        $    218    $  3,046      $  4,886
     Income taxes                                                      88             458       1,206           894
Supplemental information on non-cash investing and
financing activities:
     Issuance of stock to effect acquisition of ATC               $     -        $      -    $      -      $ 45,320
     Issuance of stock to effect acquisition of Interserv               -               -      13,321             -
     Issuance of stock to effect acquisition of Lexi                    -          21,168           -             -
     Capital lease obligations entered into                             -           2,356          37         1,299
     Contribution of capital                                            -               -       2,000             -



NON-CASH INVESTING AND FINANCING ACTIVITIES

         On July 9, 1998, the Company acquired the common stock of ATC Communications Group, Inc. in exchange for common stock valued at $45,320.

         During 1996, 1997 and 1998, the Company purchased equipment and furniture under financing leases totaling $2,356, $37 and $1,299, respectively.

         During 1997, a shareholder forgave $2,000 of subordinated notes payable by the Company, which was treated as a contribution of capital.

         On July 12, 1997, the Company acquired the outstanding stock of InterServ Services Corporation in exchange for cash of $15,415, common stock valued at $13,321 and options valued at $1,472. In accordance with the InterServ purchase agreement, the Company accrued $1,908 as consideration for additional purchase price of InterServ, which was paid in 1998 in cash and stock in the same proportion as the initial transaction.

         On November 22, 1996, the Company acquired the common stock of Lexi International, Inc. in exchange for common stock valued at $21,168.

                             See accompanying notes.

                     AEGIS COMMUNICATIONS GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         On July 9, 1998, Aegis Communications Group, Inc. ("Aegis"), formerly known as ATC Communications Group, Inc. ("ATC"), completed the acquisition of IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of ATC Merger Sub, Inc. ("Sub"), a New York corporation and wholly-owned subsidiary of ATC, with and into IQI pursuant to an Agreement and Plan of Merger dated as of April 7, 1998 (the "Merger Agreement") by and between ATC, Sub and IQI. The acquisition has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Accordingly, the pre-Merger consolidated financial information reported is that of IQI. In connection with the Merger, each share of IQI Common Stock was converted into 9.7513 shares of Common Stock. In order to provide consistency in reporting, historical share information for periods prior to 1998 was converted on this basis.

         The accompanying consolidated financial statements include the accounts of Aegis, IQI (formerly Edward Blank Associates), ATC, Lexi International, Inc. ("Lexi") which was acquired on November 22, 1996, and InterServ Services Corporation ("InterServ") and its subsidiaries, which were acquired on July 12, 1997 (collectively, "Aegis" or the Company). See "Note
3. Mergers and Acquisitions." All intercompany accounts have been eliminated in consolidation. The accompanying consolidated financial statements give effect to the acquisitions of ATC, Lexi and InterServ as of their respective effective acquisition dates.

         Effective November 18, 1996, IQI, certain of its affiliates, Edward Blank, the sole shareholder of IQI and The Edward Blank 1995 Grantor Retained Annuity Trust (collectively, "Edward Blank") and Thayer Equity Investors III, L.P. ("Thayer") entered into a stock purchase agreement, ("the IQI Agreement"), whereby: i) IQI redeemed 10,050,567 shares of its common stock held by Edward Blank for cash, notes and a warrant, aggregating $21,168 and
ii) Thayer acquired additional common shares for cash from Edward Blank such that Thayer owned approximately 80% of the outstanding shares of common stock of IQI, after giving effect to i) above. The consideration paid for the redemption of the 10,050,567 shares was recorded as treasury stock, including related expenses of $783. Prior to November 18, 1996, the Company was treated as an S-corporation for tax purposes. On November 18, 1996, the Company became a C-corporation and became subject to income taxes on that basis. As a result of the Company's change from an S-corporation, undistributed retained earnings of $3,266 on November 17, 1996 have been reclassified to additional paid in capital.

         The Company provides outsourced telecommunications-based marketing and customer service to large companies in various industries through strategically located client service centers throughout the United States and Canada. The Company also provides, through its InterServ subsidiary, customer service, client service center management, and marketing research services.

         At December 31, 1998, Aegis had the following operating subsidiaries:

                      AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

                                              State of           Date        Percentage
Name                                       incorporation       acquired      ownership      Principal business activity
----------------------------------------   ----------------    ----------   -------------   ------------------------------------
Advanced Telemarketing                     Nevada                 Jul-98           98.9%    Client service center management
     Corporation (d/b/a ATC
     Communications) ("Advanced")
InterServ Services Corporation             Delaware               Jul-97          100.0%    Client service center management
                                                                                            and marketing research services
Lexi International, Inc.                   California             Nov-96          100.0%    Client service center management
IQI, Inc.                                  New York                  N/A          100.0%    Client service center management
EBA Direct, Inc.                           Canada                    N/A          100.0%    Client service center management


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Aegis and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) REVENUES. Teleservices revenues earned under contracts based on hours worked are recognized when the related services are performed at rates expected to be realized under the contracts. Teleservices revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Marketing research services revenue is recognized when services are performed in accordance with contract terms. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

(c) PROPERTY AND EQUIPMENT. Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over five-year to eight-year lives. Leasehold improvements are amortized over the asset life or lease term, whichever is shorter. Assets acquired under capitalized lease arrangements are recorded at the present value of the minimum lease payments. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.

(d) COST IN EXCESS OF NET ASSETS ACQUIRED. The cost in excess of net assets acquired recognized is amortized using the straight-line method over periods of 20 to 25 years.

(e) DEFERRED FINANCING COSTS. Deferred financing costs are amortized over the term of the related debt using the straight-line method.

                      AEGIS COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

(f) DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company's management of financial market risk, the Company entered into an interest rate collar agreement with off-balance sheet risk, including interest rate collar agreements. The Company entered into this agreement in order to manage the interest rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with this interest rate hedging agreement is recognized as interest rates change and is charged or credited to interest expense over the life of the agreement. Any gain or loss for early termination of such agreement, if terminated, will be recognized as an adjustment to interest expense over the remaining portion of the original life of the terminated contract.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting the reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998. Based on the Company's current operations, SFAS No. 133 will not materially impact the Company's disclosure or reporting.

(g) FOREIGN CURRENCY TRANSLATION. The financial position and results of operations of the Company's Canadian subsidiary ("EBA Direct") are measured using local currency as the functional currency. Assets and liabilities are translated using the end of period exchange rates while the statements of operations are translated at the average exchange rate prevailing during the period. The translation adjustment arising from the use of different exchange rates from period to period is a cumulative translation adjustment in stockholders' equity.

(h) INCOME TAXES. Aegis joins with its subsidiaries in filing a consolidated federal income tax return. Income taxes are presented based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes are calculated utilizing an asset and liability approach whereby deferred taxes are presented for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Valuation allowances are established for deferred tax assets where management believes it is more likely than not that the deferred tax asset will not be realized.

(i) STATEMENTS OF CASH FLOWS. For the purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

(j) RECLASSIFICATIONS. Certain prior year balances have been reclassified to conform to the 1998 presentation.

(k) FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximate their recorded values.

(l) CONCENTRATION OF CREDIT RISK. The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues. See "Note 14. Major Clients".

                     AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

(m) IMPAIRMENT OF LONG-LIVED ASSETS. In the event that facts and circumstances indicate that the value of property and equipment, costs in excess of net assets acquired or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

(n) ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. The Company applies SFAS No. 123 on a disclosure basis only. As such, SFAS No. 123 does not impact the Company's consolidated balance sheet or results of operations.

(o) USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

(p) EARNINGS PER SHARE. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued. The Company has adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic and diluted EPS are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

(q) COMPREHENSIVE INCOME. Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this standard did not have a material effect on the Company's consolidated results of operations or financial position. No separate statement of comprehensive income was presented as the amounts are immaterial for all periods.

                     AEGIS COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

(r) SEGMENT REPORTING. In December 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. In fiscal 1998, the Company adopted SFAS No. 131 and applied the standard to the previous fiscal periods reported. See "Note
         18. Segments".


3.       MERGERS AND ACQUISITIONS

         LEXI INTERNATIONAL, INC.

         Effective November 22, 1996, Lexi entered into a purchase agreement with Thayer whereby: i) Lexi issued common stock to Thayer for approximately $9,000 and ii) certain former Lexi shareholders sold shares in Lexi to Thayer for approximately $6,600. After giving effect to such transactions, Thayer owned approximately 73% of Lexi.

         On January 3, 1997, Lexi entered into a merger with a newly formed subsidiary of IQI, whereby: i) the issued and outstanding shares of Lexi owned by Thayer were acquired by the newly formed subsidiary for 748,194 shares of IQI common stock, ii) the remaining 27% of Lexi not previously acquired by Thayer was acquired by IQI in exchange for 277,574 shares of IQI common stock, and iii) the newly formed subsidiary was merged into IQI and Lexi became a wholly owned subsidiary of IQI (collectively, the Lexi Merger). The consolidated financial statements give effect to the Lexi Merger on November 22, 1996, the date of purchase by Thayer.

          INTERSERV SERVICES CORPORATION

         Effective July 12, 1997, IQI, certain of its affiliates and ITC Holding Company (ITC) the former owner of InterServ, entered into a stock purchase agreement, (the InterServ Agreement), whereby IQI purchased all of the outstanding common shares of InterServ for a combination of stock and cash, based on a formula, valued at $32,142, including the assumption of approximately $6,200 of InterServ indebtedness. Included in the purchase price is additional performance-based consideration of $1,908 to the former shareholders of InterServ based on a formula contained in the InterServ Agreement. The additional consideration is payable in cash and stock in the same proportion as the initial transaction and was paid in 1998 in cash and stock in the same proportion as the initial transaction.

                      AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

         THE MERGER OF ATC COMMUNICATIONS GROUP, INC.  AND IQI, INC.

         On July 9, 1998, Aegis, formerly known as ATC Communications Group, Inc. ("ATC"), completed the acquisition of IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of ATC Merger Sub, Inc. ("Sub"), a New York corporation and wholly-owned subsidiary of ATC, with and into IQI pursuant to an Agreement and Plan of Merger dated as of April 7, 1998 (the "Merger Agreement") by and between ATC, Sub and IQI.

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

         The Merger Agreement also contains a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by an officer of the Company to March 31, 1999. At December 31, 1998, the principal and accrued but unpaid interest on the note totaled approximately $1,900. See "Note 17. Related Party Transactions."

         The acquisitions of Lexi and InterServ and the merger of ATC and IQI were accounted for by the purchase method of accounting, whereby purchase price is allocated to assets and liabilities assumed based on management's estimate of the relative fair values of the assets and liabilities assumed at the date of acquisition, as follows:

                                                                     LEXI          INTERSERV           ATC
                                                                 -------------    -------------   --------------
Purchase Price:
     Issuance of common stock                                         $21,168          $14,793          $45,320
     Additional common stock issued in 1998                                 -              874                -
     Cash purchase price                                                    -           15,415                -
     Additional cash consideration paid in 1998                             -            1,034                -
     Debt assumed                                                           -            6,200                -
     Other liabilities assumed                                          5,340            4,754                -
     Intrinsic value of ATC stock options                                   -                -            2,090
     Transaction costs                                                  1,140            1,342            4,177
                                                                 -------------    -------------   --------------
                                                                       27,648           44,412           51,587
Fair Market Value of Assets Acquired and
Liabilities Assumed                                                    12,140           14,693           20,966
                                                                 -------------    -------------   --------------
Excess of Purchase Price over Fair Value of Assets
Acquired and Liabilities Assumed ("Goodwill")                         $15,508          $29,719          $30,621
                                                                 =============    =============   ==============

                     AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

         In 1997 and 1998, the Company recorded additional excess purchase price relating to the Lexi acquisition of $283 and $22, respectively, pertaining to the resolution of certain pre-acquisition contingencies.

         The following unaudited condensed consolidated pro forma statements of operations data present the consolidated results of operations of the Company as if the ATC and the Interserv acquisitions had occurred on January 1, 1997 and are not necessarily indicative of what would have occurred had the acquisitions been made as of that date or of the results which may occur in the future.


                                                          Year ended December 31,
                                                        ---------------------------
                                                          1997               1998
                                                        --------           --------
                                                                 (Unaudited)
Total revenues                                          $248,763           $275,984
Cost of services                                         170,685            196,066
                                                        --------           --------
     Gross profit                                         78,078             79,918
Operating expenses                                        81,770             77,970
Restructuring and other non-recurring charges                 --              8,395
                                                        --------           --------
     Operating income (loss)                              (3,692)            (6,447)
Interest expense, net                                      5,786              6,176
Litigation settlement                                         --              1,900
                                                        --------           --------
Income (loss) before income taxes                         (9,478)           (14,523)
Income tax expense (benefit)                              (1,473)            (4,190)
                                                        --------           --------
     Net loss                                           $ (8,005)          $(10,333)
                                                        --------           --------
                                                        --------           --------
Pro forma net loss per share:
     Basic and diluted                                  $  (0.16)          $  (0.20)
                                                        --------           --------
                                                        --------           --------
Weighted average shares
 outstanding (in thousands)                               50,164             51,882

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



4.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         On July 29, 1998, the Company announced that it would record a pre-tax restructuring reserve of $13,000 related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criterion for accrual have been referred to herein as "restructuring" charges, and a restructuring accrual has been recorded to the extent the related amounts have not been paid. Expenses related to the restructuring decision which do not meet the specific GAAP criterion for accrual have been referred to herein as "other" charges. "Other" charges have not been accrued, but are recognized as the related expenses are incurred. Accordingly, the Company recorded pre-tax charges of approximately $8,395 ($5,247, net of taxes) in the year ended December 31, 1998, as a part of the total restructuring. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. At December 31, 1998 approximately $100 of the restructuring and other non-recurring charges had been accrued but remained unpaid. The Company expects to recognize additional restructuring and other charges, as previously announced, through the first quarter of 1999 as restructuring related efforts continue.

         The following table details the restructuring and other non-recurring charges related to the Merger as of December 31, 1998:

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Write-offs of redundant hardware and software                                     $      4,713
Severance costs and consolidation of certain administrative functions                      661
Other non-recurring charges                                                              3,021
                                                                                  ------------
     Total                                                                        $      8,395
                                                                                  ============

5.       PROPERTY AND EQUIPMENT

         Construction in progress includes capitalized software costs of $206 at December 31, 1997. Such capitalized software costs were written-off as redundant software in the restructuring and other non-recurring charges associated with the Merger. See "Note 4. Restructuring and Other Non-recurring Charges".

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



6.       LONG-TERM DEBT

          In connection with the original IQI Agreement, the Company obtained a $19,600 term loan and a revolving loan commitment for a maximum principal amount of $10,000, including a $2,000 letter of credit subfacility and a $2,000 swing line loan subfacility (the "Bank Loan"). The Bank Loan originally matured in November 2002. The swing line subfacility provided the Company with the ability to obtain immediate borrowing. In connection with the IQI Agreement, the Company borrowed $19,600 under the term loan commitment. The term loan requires quarterly principal payments through December 2002. IQI incurred $800 of costs related to the Bank Loan.

         In May 1997, the Bank Loan was amended whereby, among other matters, borrowings under the Bank Loan are available for Lexi and Lexi's results are included in the determination of the aforementioned covenants, as amended.

         In June 1997, the Bank Loan was amended again to provide financing for the acquisition of InterServ. The Bank Loan was increased to a $35,000 term loan and a revolving loan commitment for a maximum amount of $18,000. The $2,000 letter of credit subfacility and $2,000 swing line loan subfacility which are part of the revolving loan commitment were unchanged. The Company paid additional loan costs of $650 for the amendments in 1997.

         In July 1998, the Bank Loan was amended again to provide financing for the Merger and to include Aegis as a guarantor of the Bank Loan (the "Amended Bank Loan"). The revolving loan commitment under the Bank Loan was increased to a maximum amount of $30,000. At December 31, 1998, $1,900 remained undrawn on the revolving loan commitment. The term loan letter of credit sub-facility and swing line loan sub-facility were unchanged. The Company paid additional loan costs of $911 for the amendment in 1998.

         IQI may elect that the loans accrue interest at a fluctuating rate per annum -- Base Rate Loans, as defined, equal to the sum of the Alternate Base Rate, as defined, plus the Applicable Margin for Base Rate loans, as defined (which is dependent on IQI's Debt to EBITDA Ratio, as defined, and ranges from 0.25% to 1.5% for the Revolving Loan and 1.5% and 2.0% for the Term Loan). Alternatively, IQI may elect that the loans accrue interest on a fixed rate basis, as defined.

         Interest on swing line loans is at the aforementioned base rate and is not entitled to be converted into LIBO rate loans. Interest is payable quarterly for Base Rate Loans, and on the last day of each applicable Interest Period, as defined, for LIBO Rate Loans. At December 31, 1997 and 1998, amounts outstanding for accrued interest based on the LIBO Rate were $482 and $474, respectively.

         IQI is to pay commitment fees equal to 0.5% or 0.375% if the Debt to EBITDA Ratio as defined, is greater than or equal to 3:1 or less than 3:1, respectively, based on the average daily unused portion of the revolving loan commitment amount.

         IQI is subject to various covenants, as defined, including, among others, Debt to EBITDA ratios, Interest Coverage Ratios, Cash Flow Coverage ratios and restricted Capital Expenditure amounts. At December 31, 1997, IQI was in default of certain covenants and, on March 30, 1998, obtained from its bank an amendment to its Bank Loan regarding these covenants. Under the amended terms, IQI was in compliance with these covenants at December 31, 1997. IQI was in compliance with all other covenants at December 31, 1997.

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



         At December 31, 1998, IQI was in default of certain covenants and on March 30, 1999, obtained from its bank an amendment to its Amended Bank Loan regarding these covenants. Under the amended terms, management believes that it was in compliance with these covenants at December 31, 1998 and that it was in compliance with all other covenants at December 31, 1998.

         The Company has granted to the banks a security interest in all of the assets of the Company including, without limitation, the pledge of all the capital stock of Lexi, InterServ and Advanced owned by the Company. In addition, Lexi, InterServ and Advanced have guaranteed the obligations of the Company.
The Bank Loan also prohibits the Company from paying dividends on its Common Stock until all the bank's commitments have been terminated and all of the Company's obligations under the Bank Loan have been satisfied.

         At December 31, 1997 and 1998, the Company had an interest rate collar agreement with an original notional principal amount of $19,600 whereby the Company pays interest at LIBO rates, subject to a floor of 5.6% and a cap of 8.0%. The agreement terminates on March 31, 2000. The effect of this agreement on interest expense for the years ended December 31, 1997 and 1998, was immaterial.

         Long-term debt at December 31, 1997 and 1998, is summarized below:

                                                                        1997              1998
                                                                    --------------    --------------
Bank revolving loan                                                      $ 15,000          $ 28,100
Bank term loan                                                             34,825            33,475
Capital lease obligations (see Note 8)                                      1,533             6,112
Subordinated indebtedness due to affiliates (See Note 7)                    1,000            14,651
                                                                    --------------    --------------
                                                                           52,358            82,338
Less current maturities                                                    (1,101)           (2,758)
                                                                    --------------    --------------
                                                                         $ 51,257          $ 79,580
                                                                    ==============    ==============



         Future maturities of long-term debt at December 31, 1998 are as follows:

Years ending December 31,
-------------------------
1999                                                 $  2,758
2000                                                    2,500
2001                                                    1,781
2002                                                      474
2003 and thereafter                                    74,826
                                              ----------------
                                                     $ 82,339
                                              ================


                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



7.       SUBORDINATED INDEBTEDNESS

         In connection with the redemption of shares of common stock in 1996, IQI issued a subordinated note payable to a shareholder aggregating $3,000, due November 2003. In December 1997, the Company and the shareholder consummated an agreement to settle outstanding issues between the shareholder, the Company and Thayer (the Company's principal shareholder). As part of such settlement, the aggregate principal balance of the notes was reduced to $1,000, the interest rate increased from 8% to 12% on the remaining note and the shareholder waived the right to receive interest in the total amount of $30, but shall retain the right to receive all other accrued but unpaid interest. The $2,000 reduction to the shareholder note was treated as a contribution of capital by the shareholder.

         In connection with the March 1998 amendment to the Bank Loan, IQI issued a subordinated note payable to Thayer of $2,000 due August 31, 2003 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down $1,000 of the term portion of the Bank Loan. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1998, the balance due on the note payable was approximately $2,224 and IQI recognized $224 in interest expense during 1998 pursuant to the note payable.

         In connection with the Merger, on July 9, 1998, the Company issued a subordinated note payable to Thayer of $6,872 due August 31, 2003 and bearing interest at a 12% annual rate. Proceeds from the note payable were used to pay-off certain obligations of ATC and for transaction expenses related to the Merger. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1998, the balance due on the note payable was approximately $7,279 and the Company recognized $407 in interest expense during 1998 pursuant to the note payable.

         Also in connection with the Merger, the Company obtained a commitment from Thayer and a Thayer-led group of shareholders to provide up to $4,000 of additional working capital to the Company. On July 29, 1998 and October 23, 1998, the Company executed notes payable aggregating $1,900 and $2,100, respectively, pursuant to this commitment. The notes payable mature on August 31, 2003 with interest payable quarterly at an annual rate of 12%. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1998, the balance due on the note payable was approximately $4,148 and the Company recognized $148 in interest expense during 1998 pursuant to the notes payable. The notes payable are also convertible into shares of the Company's Common Stock at a conversion price of $2.375 per share.

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

8.       LEASES

         The Company has capital leases covering certain equipment. Capital leases are included in the accompanying consolidated balance sheet under the following captions at December 31, 1998:

Equipment                                                  $ 8,584
Less accumulated depreciation                               (4,256)
                                                  -----------------
                                                           $ 4,328
                                                  =================


         Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

                                                         Capital           Operating
Years ending December 31,                                Leases              Leases
-------------------------                            ----------------    ---------------
1999                                                         $ 2,409           $  4,852
2000                                                           2,150              4,136
2001                                                           1,430              3,679
2002                                                             124              3,115
2003 and thereafter                                                -              4,746
                                                     ----------------    ---------------
Total minimum future lease payments                          $ 6,113           $ 20,528
                                                                         ===============
Less: amounts representing interest                             (808)
                                                     ----------------
Present value of future lease payments                       $ 5,305
                                                     ================


         In July 1996, IQI entered into a sale leaseback transaction related to certain telecommunication and computer equipment under a Master Lease Agreement. The note was secured by a first security interest in the equipment acquired with the proceeds of the note. Payments, including interest at 8.05% per annum, were due monthly in the amount of $53. In connection with the IQI Agreement, the note was prepaid in full on November 19, 1996.

Rent expense on operating leases for the year ended July 31, 1996, the five months ended December 31, 1996, and the years ended December 31, 1997 and 1998 was $1,199, $470, $3,455, and $7,792, respectively.


9.       SHAREHOLDERS' EQUITY

         In connection with the IQI Agreement, all of the issued and outstanding common shares of stock were automatically changed into $.001 par value common shares at a rate of 100,000 shares for each share issued and outstanding. The accompanying consolidated financial statements and footnotes show the retroactive effect of such recapitalization. In connection with the IQI Agreement, Ed Blank contributed all of the shares he owned of CEPC and Direct, two affiliated entities, to IQI in

                     AEGIS COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


exchange for 1,092,146 common shares of IQI.

         In connection with the IQI Agreement, IQI issued warrants to a shareholder to purchase an aggregate of 919,060 common shares for $3,000. The right to exercise the warrants expires at the earlier of i) repayment of the subordinated notes payable -- shareholder, ii) the date the Company consummates an underwritten public offering of common stock, iii) the consummation date of a sale of the Company, as defined, or iv) November 2003. The warrants were valued at $186.

         In December 1997, the Company and one of its shareholders settled a dispute whereby the shareholder would i) reduce the principal balance of the notes payable -- shareholder from $3,000 to $1,000 and ii) purchase two-thirds of the common shares subject to warrants (612,714 shares) by paying the exercise price of $2,000. The balance of the warrants remains outstanding and subject to their original terms. As part of the settlement, the entire escrow fund of approximately $2,475 held under the Escrow Agreement entered into pursuant to the IQI Agreement was returned to Thayer who, in turn, contributed the amounts released to the Company.

         As a result of the Merger, each share of IQI Common Stock was converted into 9.7513 shares of the Company's Common Stock. In order to provide the consistency in reporting, historical share information for years prior to 1998 was converted on this basis.

         At December 31, 1998, 29,778 shares of $0.01 par value Series B preferred stock were issued and outstanding. Such shares were previously issued by ATC, are converible into shares of Common Stock at a conversion ratio of one share of Series B preferred stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share.

         In connection with the Merger, Thayer provided a guarantee for $2,000 in bridge financing to assist in funding ATC's working capital needs. In connection with the guarantee, and for additional consideration of $110, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 per share. The warrants were valued at $188.

         On July 6, 1998, the Company received an additional financing commitment from a Thayer-led group to advance to the Company up to an additional $4,000 in subordinated indebtedness. In connection with this commitment the Company issued the Thayer-led group warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. The warrants were valued at $95. See "Note 7. Subordinated Indebtedness."

10.      EARNINGS PER SHARE

         Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would have an anti-dilutive effect.

         Basic and diluted weighted average shares outstanding for the year ended July 31, 1996, the five month period ended December 31, 1996 and the years ended December 31, 1997 and 1998 were computed as follows:

                      AEGIS COMMUNICATIONS GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

                                              YEAR           FIVE MONTHS
                                             ENDED              ENDED
                                            JULY 31,        DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                          -------------     --------------     ---------------------------------
                                              1996              1996               1997               1998
                                          -------------     --------------     --------------     --------------
Basic and Diluted (1)(2)
Weighted average common
shares outstanding                              24,378             24,417             27,233             40,744
                                          -------------     --------------     --------------     --------------
                                                24,378             24,417             27,233             40,744
Weighted average treasury shares                     -                  -                  -               (361)
                                          -------------     --------------     --------------     --------------
     Shares used in EPS calculation             24,378             24,417             27,233             40,383
                                          =============     ==============     ==============     ==============

-------------
(1) For the five month period ended December 31, 1996 and the years ended December 31, 1997 and 1998, common stock equivalents are not included in diluted EPS calculations because their inclusion would have an anti-dilutive effect.

(2) The weighted average shares outstanding for IQI have been adjusted to reflect the effects of the Merger by multiplying the historical weighted average shares by the Merger exchange ratio of 9.7513. For the five month period ended December 31, 1996 and the years ended December 31, 1997 and 1998, weighted average shares do not include common stock equivalents because their effect would be anti-dilutive.


11.      INCOME TAXES

                       AEGIS COMMUNICATIONS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

         The components of the income tax expense (benefit) applicable to continuing operations for the year ended July 31, 1996, the five month period ended December 31, 1996 and the years ended December 31, 1997 and 1998 are as follows:

                                               YEAR           FIVE MONTHS
                                              ENDED              ENDED
                                             JULY 31,        DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                           -------------     --------------     --------------------------------
                                               1996              1996               1997              1998
                                           -------------     --------------     -------------     --------------
Current
     Federal                                        $ -               $ 10           $ 1,175                  -
     State                                           17                  2               216                  -
Deferred
     Federal                                          -              1,492              (672)            (2,617)
     State                                            -                290              (124)              (372)
                                           -------------     --------------     -------------     --------------
Total income tax expense (benefit)
     per the statements of operations              $ 17            $ 1,794             $ 595            $(2,989)
                                           =============     ==============     =============     ==============

         A reconciliation of the expected statutory federal income tax provision (benefit) to the actual provision (benefit) based on pre-tax income
(loss) for the year ended July 31, 1996, the five month period ended December 31, 1996 and the years ended December 31, 1997 and 1998 is as follows:

                                                        YEAR          FIVE MONTHS
                                                       ENDED             ENDED
                                                      JULY 31,       DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                    -------------    --------------    ------------------------------
                                                        1996             1996              1997            1998
                                                    -------------    --------------    -------------   --------------
Expected federal tax (benefit) at the
 statutory rate                                              $ -            $ (822)          $ (217)          (3,638)
State taxes, net of federal benefit                           17              (336)            (225)            (535)
Goodwill amortization and acquisition costs                    -               123              798            1,151
Valuation allowance                                            -                 -              103                -
Termination of S-corporation status                            -             3,043                -                -
Other items                                                    -              (214)             136               33
                                                    -------------    --------------    -------------   --------------
                                                            $ 17           $ 1,794            $ 595          $(2,989)
                                                    =============    ==============    =============   ==============

                      AEGIS COMMUNICATIONS GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



         The components of deferred taxes included in the accompanying consolidated balance sheets as of December 31, 1997 and 1998 are as follows:

                                                           1997               1998
                                                       --------------     --------------
Deferred tax assets:
     Bad debt reserve                                       $    764                674
     Accrued expenses                                            523                910
     Net operating loss carryforwards                            103              8,407
     Deferred income                                              60                 60
     Tax credits                                                   -              1,142
     Other                                                        68                 79
                                                       --------------     --------------
Gross deferred tax assets                                      1,518             11,272

Deferred tax liabilities:
     Effect of cash to accrual accounting change             (2,222)             (1,502)
     Depreciation                                              (496)             (1,550)
     Other                                                     (125)               (125)
                                                       --------------     --------------
Gross deferred tax liabilities                               (2,843)             (3,177)

Valuation allowance                                            (103)               (709)
                                                       --------------     --------------
Net deferred tax asset (liability)                      $    (1,428)        $     7,386
                                                       ==============     ==============

         At December 31, 1998, the Company had net operating loss carryforwards of approximately $21,000 and tax credits of approximately $1,100. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carryforwards and tax credits expire in 2013. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

         IQI was taxed as an S-corporation through November 17, 1996, when its election to be taxed as such terminated. Therefore, no provision for federal and certain state income taxes was provided for any periods prior to November 17, 1996. The current tax provisions for the year ended July 31, 1996 and for the period from August 1, 1996 to November 17, 1996 consist of state income taxes for the jurisdictions in which the Company did not have S-corporation status.

         In 1996, Lexi recorded reserves of $2,400 for liabilities related to tax, interest and penalties with respect to deductions claimed in previous tax return filings for certain payments to, and on behalf of, shareholders. During 1997, Lexi's tax return for the year ended September 30, 1995, was examined by the Internal Revenue Service and the Company reached a settlement agreement with the IRS. As part of the settlement, the Company agreed to amend its returns for the years ended September 30, 1994 and September 30, 1996. At December 31, 1997, the $2,400 reserve was reduced to $200 and the escrow receivable was eliminated due to the resolution of these matters. These items were both charged to goodwill.


12       BILLING SETTLEMENT

         In 1995, Lexi entered into an agreement to reimburse its principal customer for billing discrepancies in the amount of $2,700. Reimbursements commenced in 1995 and concluded in March 1997.

     The consolidated financial statements at December 31, 1996, reflect $1,198 of obligations to four customers relating to billing discrepancies. During 1997, management settled these matters for a total amount of $1,114.


13.      COMMITMENTS AND CONTINGENCIES

         As a result of the Merger, the Company assumed certain commitments of ATC including: (a) Advanced renegotiated the employment agreement with a former officer of ATC and entered into a consulting agreement with the former officer through December 1998. The agreement specified a monthly consulting fee of $15, and (b) ATC entered into a release and separation agreement with an officer of ATC pursuant to which he continued to receive bimonthly payments based on his previous annual base salary rate of $400 for a period of one year. These payments ceased in October 1998.

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


         IQI had employment agreements with seven employees, five of whom were employed as of December 31, 1997, which provide for, among other matters, annual base compensation and certain additional compensation upon a change in control of the Company, as defined. In 1997, the Company incurred $1,162 of additional compensation related to these agreements, which is included in corporate selling, general and administrative expenses.

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


14.      MAJOR CLIENTS

         The Company had sales to major clients (those clients representing 10% or more of consolidated revenues) of the following amounts for the periods indicated.

                                       YEAR ENDED DECEMBER 31,
                                  ---------------------------------
           Client                      1997              1998
-----------------------------     ---------------   ---------------
AT&T:
   Teleservices revenues              $56,221           $61,242
   Marketing research services
    revenues                            1,327             1,451
                                      -------           -------
        Total AT&T revenues           $57,548           $62,693
                                      -------           -------
                                      -------           -------

American Express:
   Teleservices revenues              $    --           $26,071
   Marketing research services
    revenues                               --                --
                                      -------           -------
        Total American Express
         revenues                     $    --           $26,071
                                      -------           -------
                                      -------           -------

15.      STOCK OPTIONS AND WARRANTS

         In November 1996, IQI established the 1996 Incentive Stock Option Plan (the "IQI Plan"). The Plan provides for the award of incentive stock options to directors, officers, key employees and members of Thayer's Advisory Board. The IQI Plan was administered by a Compensation Committee, as established by IQI's Board of Directors. These options are intended to qualify as incentive stock options ("ISOs") under the Internal Revenue Code or non-statutory stock options ("NSOs") which are not intended to qualify. IQI reserved 3,929,774 shares of common stock for issuance under the IQI Plan.

         Prior to the Merger, ATC shareholders approved two stock option plans which provided for the granting of options to purchase up to 5,000,000 shares of Common Stock to key employees, officers and directors of ATC and its operating subsidiary (the "ATC Plans"). At the date of the Merger, options to purchase 4,447,000 shares of Common Stock granted pursuant to the ATC Plans were outstanding.

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



         In September 1998, the Company initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan (the "1998 Plan") which provides for the granting of options to purchase up to a maximum of 7,500,000 shares of Common Stock to key employees, officers and directors of the Company and its operating subsidiaries. Options granted pursuant to the 1998 Plan are exercisable for 10 years from the date of the grant subject to vesting schedules. The Company may grant additional options at any time prior to September 2008. As a result of the adoption of the 1998 Plan, the Company will not grant any future option to purchase shares of Common Stock pursuant to the IQI Plan and ATC plans.

         The following table summarizes certain information related to options for common stock (information for periods prior to 1998 includes activity for the IQI Plan only):


                                                      IQI PLAN/ATC PLANS                       1998 PLAN
                                              ------------------------------------------------------------------------
                                                                   PRICE PER                             PRICE PER
                                                  SHARES             SHARE             SHARES              SHARE
                                              ---------------    ---------------    --------------    ----------------
Outstanding at July 31, 1996                               -                  -                 -                   -
     Granted                                       1,408,224              $2.09                 -                   -
                                              ---------------    ---------------    --------------    ----------------
Outstanding at December 31, 1996                   1,408,224              $2.09                 -                   -
     Granted                                       2,580,886      $0.85 - $2.72                 -                   -
     Forfeited                                      (207,527)             $2.09                 -                   -
     Exercised                                       (40,858)     $0.85 - $2.72                 -                   -
                                              ---------------    ---------------    --------------    ----------------
Outstanding at December 31, 1997                   3,740,725      $0.85 - $2.72                 -                   -
     Granted                                         134,666              $2.08         1,063,000       $1.25 - $2.81
     ATC Options                                   3,384,000      $1.00 - $4.00                 -                   -
     Forfeited                                      (248,604)     $0.85 - $2.72                 -                   -
     Exercised                                      (353,055)     $0.85 - $1.50                 -                   -
                                              ---------------    ---------------    --------------    ----------------
Outstanding at December 31, 1998                   6,657,732      $0.85 - $4.00         1,063,000       $1.25 - $2.81
                                              ===============                       ==============


         Included in options granted in 1997 are 69,915 options granted to certain former option holders of InterServ which were issued at exercise prices below the fair market value of IQI common stock. These options were issued as replacements for similarly valued options held by such option holders prior to the acquisition of InterServ by IQI. As a result of these arrangements, the Company recorded additional goodwill of $1,472.

         Included in options exercised in 1998 are 255,000 options granted pursuant to the ATC Plans, which were exercised subsequent to the Merger at prices ranging from $1.00 to $1.50.

         Information with respect to stock options outstanding is as follows (information for periods prior to 1998 includes activity for the IQI Plan only):

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


                                                                       DECEMBER 31,
                                                      ---------------------------------------------
                                                          1996            1997            1998
                                                      -------------   -------------   -------------
Weighted average exercise price per share                     $2.09           $1.96           $1.97
Exercisable options                                         345,128       1,378,005       5,141,003
Options available for  future grants                        341,471         143,802       6,437,000
Weighted average remaining contractual life               9.9 years       9.0 years       8.3 years


         The fair values of options issued prior and subsequent to the Merger were estimated on the dates of grant based on the fair value method and the Black-sholes option pricing model, respectively, with the following assumptions:



                                                                     DECEMBER 31,
                                                   ----------------------------------------------
                                                       1996            1997             1998
                                                   -------------   --------------   -------------
Expected life in years                                5.0 years        5.0 years       6.0 years
Risk-free interest rate                                   6.30%            6.30%           5.40%
Dividend yield                                                -                -               -
Volatility factor                                             -                -           63.9%

         These option valuation models require input of highly subjective assumptions. Because the Company's stock options issued prior to the Merger have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair-value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:


                                                     FIVE MONTHS
                                                        ENDED
                                                     DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                   ----------------    ------------------------------
                                                        1996               1997            1998
                                                   ----------------    -------------   --------------
Net loss, as reported                                     $ (5,288)          $ (984)        $ (7,711)
Amortization of stock options' fair value                      128              178              695
                                                   ----------------    -------------   --------------
Pro forma net loss                                        $ (5,416)        $ (1,162)        $ (8,406)
                                                   ================    =============   ==============
Net loss per share, basic and diluted                      $ (0.04)         $ (0.22)        $  (0.21)
                                                   ================    =============   ==============


                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



         In April 1993, Advanced initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to Advanced's key employees, officers, and directors to purchase shares of Advanced's common stock ("Advanced Common"). In December 1996, ATC initiated the ATC Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for holders of options to purchase shares of Advanced Common to exchange shares of Advanced Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged on the ratio of two shares of Common Stock for one share of Advanced Common. At December 31, 1998, fully vested options to purchase 11,668 shares of Advanced Common were outstanding. The options to purchase Advanced Common outstanding at December 31, 1998 are subject to the Rights Plan as discussed above.


16.      EMPLOYEE BENEFIT PLANS

         During 1991, Advanced adopted a defined contribution 401(k) plan (the "Advanced Plan") covering all eligible employees, as defined. Eligible employees could elect to contribute up to 20% of their compensation, not to exceed $10 per year. The Company could, at its discretion, match employee contributions. There was no employer matching contribution made in 1998.

         IQI has two qualified defined contribution 401(k) plans (the "IQI Plans") covering all eligible employees of IQI. Under the IQI Plan which covered EBA and Lexi employees, IQI contributed up to 4% of eligible employee salaries at the rate of $0.50 for every dollar the employee contributed ($0.25 for every dollar, for fiscal years ended July 31, 1996 and prior). Under the IQI Plan which covered InterServ employees, IQI contributed amounts on a discretionary basis equal to a percentage of each eligible employee's salary deferral, subject to amounts allowed by the Internal Revenue Service. Contributions to the IQI Plans for the year ended July 31, 1996, the five months ended December 31, 1996, and the years ended December 31, 1997 and 1998, were approximately
$103, $108, $231 and $84, respectively.

         Subsequent to December 31, 1998, Aegis adopted a defined contribution 401(k) plan (the "Plan") covering all eligible employees of Aegis. Under the Plan, which replaces the Advanced Plan and the IQI Plans, the Company contributes up to 3% of eligible employee salaries at the rate of $0.50 for every dollar the employee contributes.

17.      RELATED PARTY TRANSACTIONS

         At December 31, 1998, an executive officer of the Company had outstanding borrowings and accrued interest of approximately $1,888. The borrowing bears 6% annual interest and is due in full on March 31, 1999. In connection with the Merger discussed in "Note 3. Mergers and Acquisitions", the executive officer paid one-half of the principal amount of the note. The remaining balance on the note is secured by shares of the Company's Common Stock and options to purchase shares of the Company's Common Stock held by the executive officer. Reported interest income from the receivable amounted to approximately $58 in 1998. As of March 31, 1999, the Company and the executive officer were discussing a further extension of the maturity date of such amount, including terms relating to the executive officer delivering additinal security sufficient to adquately securing repayment of the note.

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



         Effective January 1, 1997, IQI entered into an agreement with an affiliate of Thayer pursuant to which such affiliate provided IQI certain management and consulting services. As consideration for the management and consulting services provided, IQI was obligated to pay a quarterly fee of $138, plus certain direct expenses. Effective with the Merger, this agreement with Thayer was terminated.

         The Company provides services to certain clients, including its most significant client, who, directly or through affiliates, have an ownership interest in Thayer.

         During the year ended July 31, 1996, an affiliate of IQI purchased a building in which the Company is leasing space. IQI funded the purchase of this building by lending the affiliate approximately $2,203. This loan earned interest at the prime rate plus 1% and was due on November 30, 1996. In connection with the IQI Agreement, the loan, including accrued interest, was repaid in full on November 18, 1996. Total rent expense relating to this space and additional space leased from this affiliate amounted to approximately $172, $115, $300, and $395 for the year ended July 31, 1996, five months ended December 31, 1996, the year ended December 31, 1997, and the year ended December 31, 1998, respectively. Interest income on the amounts due from this affiliate amounted to approximately $109 for the year ended July 31, 1996 and $107 for the five months ended December 31, 1996.

18.      SEGMENTS

         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, teleservices and marketing research, which are managed separately because each provides different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies. See "Note - 2. Summary of Significant Accounting Policies." The teleservices segment provides large corporations with outsourced inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, facilities management, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research services including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping. Business segment information is as follows:

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


                                                      YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                    1997                   1998
                                               ---------------         --------------
REVENUES:
    Teleservices                                    $ 115,609              $ 195,355
    Marketing research services                        18,223                 32,683
                                               ---------------         --------------
      Total                                         $ 133,832              $ 228,038
                                               ===============         ==============

OPERATING INCOME (LOSS):
    Teleservices                                    $   1,160              $   1,361
    Marketing research services                         2,077                  1,912
    Restructuring and other charges                         -                 (8,395)
                                               ---------------         --------------
      Total                                           $ 3,237              $  (5,122)
                                               ===============         ==============

TOTAL ASSETS:
    Teleservices                                    $  85,455              $ 161,699
    Marketing research services                        16,281                 18,845
                                               ---------------         --------------
      Total                                         $ 101,736              $ 180,544
                                               ===============         ==============

DEPRECIATION AND AMORTIZATION:
    Teleservices                                    $   4,092              $   9,316
    Marketing research services                           409                    702
    Acquisition goodwill amortization                   1,592                  2,876
                                               ---------------         --------------
      Total                                         $   6,093              $  12,894
                                               ===============         ==============

19.      SUBSEQUENT EVENTS

         At December 31, 1998, Aegis was in default under certain of its covenants contained in Credit Agreement. On March 31, 1999, the Company entered into the First Amendment to the Credit Agreement (the "First Amendment") whereby Scotiabank and CSFB waived the Company's defaults under certain of the covenants at December 31, 1998 and provided for new levels for existing covenants and a new covenant related to EBITDA.

         On March 30, 1999, Thayer provided $5,667 in subordinated indebtedness to assist in funding the Company's working capital needs. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share, which represents a 26.9% premium to the closing price of Aegis Common Stock on March 25, 1999, the date that Thayer agreed to the financing. The indebtedness bears an annual interest rate of 12% and matures on August 31, 2003. As payments under the indebtedness are subordinate to the Bank Loan, quarterly accrued interest will be rolled into the principal balance.

                                       AEGIS COMMUNICATIONS GROUP, INC.
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                                (IN THOUSANDS)


                                                                           Charged To
                                                                           Earnings -
                                             Balance at       Balance       General and                       Balance at
                                            Beginning of     Acquired     Administrative         Net              End
              Description                       Year         in Merger       Expenses         Write-Off         of Year
----------------------------------------    --------------   ---------    ----------------   -------------   --------------
FIVE MONTHS ENDED JULY 31, 1996
Allowance for doubtful accounts             $           -    $      -        $      102       $        -       $      102
Deferred tax asset valuation allowance      $           -    $      -        $        -       $        -       $        -

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts             $         102    $      -        $      486       $      (38)      $      550
Deferred tax asset valuation allowance      $           -    $      -        $      103       $        -       $      103

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts             $         550    $    334        $      747       $     (294)      $    1,337
Deferred tax asset valuation allowance      $         103    $      -        $      606       $        -       $      709