Form 10-K/A
period 1998-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 1999-04-30
CIK 778426

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-K/A
                                  AMENDMENT NO. 1

                         FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

 (Mark One)

  X       Annual report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1998.

          Transition report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 (No Fee Required) for the transition period from ______________ to _______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       Yes   X    No
                     -----     -----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 23, 1999 was approximately $35.0 million.

     As of April 23, 1999, 52,311,450 shares of Common Stock were outstanding.

                          AEGIS COMMUNICATIONS GROUP, INC.
                               AMENDMENT TO FORM 10-K
                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of all directors and executive officers of the Company as of April 23, 1999, as well as all positions and offices held by each such person and his term in each such position or office:


           Name                  Age             Position with the Company or Subsidiaries          Held Position Since
----------------------------    ------    -----------------------------------------------------   ------------------------
Michael G. Santry                  51     Co-Chairman of the Board                                          February 1986
Paul G. Stern                      60     Co-Chairman of the Board                                              July 1998
Stephen A. McNeely                 52     President and Chief Executive Officer                                 July 1998
                                          Director                                                              July 1998
Matthew S. Waller                  36     Chief Financial Officer                                              March 1997
                                          Director                                                           October 1997
Thomas J. Flynn                    47     President of Elrick & Lavidge Marketing Research                   October 1998
Robert B. Allen                    45     Executive Vice President of Sales and Marketing                    January 1999
Richard M. Interdonato             50     Chief Operations Officer/Executive Vice                              March 1999
                                             President of Teleservices Operations
William F. Bergeron, Jr.           38     Senior Vice President of Technology                               December 1996
Edward Blank                       64     Director                                                              July 1998
Daniel H. Chapman                  54     Director                                                              July 1998
Drew Lewis                         67     Director                                                              July 1998
David L. Malcolm                   44     Director                                                              July 1998
Frederic V. Malek                  62     Director                                                              July 1998
Darryl D. Pounds                   49     Director                                                             March 1996



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

     PAUL G. STERN has served as Chairman of the Company since November 1996 and co-founded Thayer Equity Investors III, L.P. ("Thayer") in 1995. Prior to that, Dr. Stern was a Special Limited Partner at Forstmann Little & Co. From 1989 until 1993, Dr. Stern served as the Chairman and CEO of Northern Telecom Ltd. Prior to that time, Dr. Stern served as President and Chief Operating Officer of Burroughs (later Unisys) Corporation, Corporate Vice President and later President of Commercial Electronics Operations at Rockwell International Corporation and Chairman and Chief Executive Officer of Braun AG in Germany.
Dr. Stern serves on the Board of Dow Chemical Company, MLC Holdings, Inc., Software AG Systems, Inc., and Whirlpool Corporation.

     STEPHEN A. MCNEELY has been President and Chief Executive Officer of the Company since August 1997. Prior to joining the Company, between June 1996 and August 1997, he was President and CEO of Keystone Communications Group, the leading U.S. provider of worldwide broadcast services. From 1995 to 1996, Mr. McNeely was President and CEO of PMG Equities, Inc. From 1991 to 1995, he was President and CEO of Patrick Media Group, Inc. Mr. McNeely has held the position of President and CEO in the automotive industry as well, with companies such as GE Capital Resale Service (GECARS) (from 1989 to 1991) and Tenneco Automotive Retail Services (a division of Tenneco Automotive, Inc.) (from 1987 to 1989). In addition, Mr. McNeely held a wide variety of senior management positions with Exxon Corporation from 1968 to 1985. Mr. McNeely currently sits on the Board of Directors of the Advertising Council and is the Campaign Director for the Coalition of Organ and Tissue Donation.

     MATTHEW S. WALLER has served as the Company's Chief Financial Officer since March 1997. From 1993 to March 1997, Mr. Waller served in various positions with Principal Financial Securities, Inc., most recently as Senior Vice President and Head of Technology Investment Banking.

     THOMAS J. FLYNN joined the Company as President of its Elrick & Lavidge Marketing Research division in October 1998. Prior to joining Elrick & Lavidge, Mr. Flynn was Senior Vice President of ICR Survey Research, Inc. from January 1998 to October. From 1996 though 1997, he was Senior Vice President and Director of International Research for Opinion Research Corporation. Prior to that, Mr. Flynn was Chief Operating Officer and Managing Partner of Yankelovich Partners, Inc. from 1992 through 1996.

     ROBERT B. ALLEN assumed the role of Executive Vice President of Sales and Marketing in January 1999. From July through December 1998, Mr. Allen was the Company's Senior Vice President of Operations for the Company's Central Region. Mr. Allen served as ATC's Chief Operating Officer from January 1997 to July 1998. From 1980 through 1996, he held various management positions with PepsiCo, Inc., most recently serving as Vice President of Sales and Marketing for the $1.3 billion annual revenue single-serve business unit of PepsiCo's Frito-Lay subsidiary.

     RICHARD M. INTERDONATO joined the Company as Chief Operations Officer/Executive Vice President of Teleservices Operations in March 1999. From 1996 through 1998, Mr. Interdonato was Principal of RMI Associates, Inc., which provided management consulting services, including strategic planning, product development and the expansion of business opportunities, to companies including American Express, Fidelity Investments, PageNet and Credentials International. From 1994 through 1996, Mr. Interdonato was Executive Vice President of Safecard Services, Inc. From 1973 through 1992, he held variety of positions of increasing responsibility with American Express Company including the development of systems and operational structure to support the launch of the Optima Card in the U.S. as well as the Gold Card in Tokyo, Japan.

     WILLIAM F. BERGERON, JR. joined the Company's Advanced operating subsidiary in February 1993 and has been Senior Vice President of Technology since December 1996. From 1992 to 1993, Mr. Bergeron served in a variety of management positions with Tandem Telecommunications Systems Inc., most recently as Senior Member of the Technical Staff.

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

     DAVID L. MALCOLM currently serves as Chairman of Suncoast Financial Corporation, a HUD approved mortgage banking company. Mr. Malcolm is also the founder and President of West Coast Restaurant Enterprises, an owner and operator of 18 restaurants. Mr. Malcolm also serves as a consultant and Senior Vice President of Artemis Capital, a large municipal investment banking firm, and is Chairman of the Board of San Diego United Port District, which owns and operates San Diego's International Airport and all water rights and real property on San Diego Bay. From 1994 to 1997, Mr. Malcolm served on the California Commission for Judicial Performance, and from 1984 to 1995, on the California Coastal Commission. Mr. Malcolm serves on the board of Giant Group Ltd.

     FREDERIC V. MALEK founded Thayer Capital Partners in 1991 and co-founded Thayer Equity Investors III, L.P. in 1995. From 1989 to 1991, Mr. Malek was President and then Vice Chairman of Northwest Airlines. Prior to that time, Mr. Malek served as President of Marriott Hotels and Resorts from 1980 to 1988. Mr. Malek currently serves as director of American Management Systems, Inc., Automatic Data Processing Corp., CB Richard Ellis Services, Inc., FPL Group, Inc., Global Vacation Group, Inc., HCR Manor Care, Inc., Northwest Airlines Corp., and various PaineWebber mutual funds.

     DARRYL D. POUNDS is Chairman and CEO of the General Partner of G&H Manufacturing, Ltd., a Texas limited partnership. He has been a director of the Company since March 1996 and has been a Partner of Chartwell Group, Inc., a Dallas based investment firm, since 1996. From 1993 until 1995, Mr. Pounds served as Chairman and CEO of the Trust Company of Texas and, from 1972 through 1993, Mr. Pounds held a variety of positions within First City Bancorporation, including Chairman and CEO of First City Bank of Dallas.

     Each director serves until the next annual meeting of the Company's shareholders and until the director's successor is duly elected. Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the above named officers and directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

     Furnished below is a table containing individual compensation information on persons serving as Chief Executive Officer of the Company during the fiscal year ended December 31, 1998 and the five other most highly paid executive officers of the Company and its operating subsidiaries whose total annual salary and bonus amounts totaled $100,000 or more for services rendered in all capacities during the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE


                                                       Annual Compensation                   Long-Term Compensation
                                            ------------------------------------------    ------------------------------
                                                                                                     Awards
                                                                             Other        ------------------------------
                                                                             Annual       Restricted         Options/
          Name and                Fiscal      Salary           Bonus        Compen-          Stock             SARs
     Principal Position           Year          $               $            sation         Awards            (1)(2)
------------------------------    ------    -----------     -----------    -----------    ------------    --------------

STEPHEN A. MCNEELY                 1998        325,000         100,000              -               -                 -
Chief Executive Officer            1997        110,769  (3)          -              -               -         1,121,936
and President                      1996              -               -              -               -                 -

MICHAEL G. SANTRY                  1998        350,000               -              -               -           800,000
Co-Chairman, former                1997        175,000  (4)          -              -               -                 -
Chief Executive Officer            1996        156,250  (4)          -              -               -         1,000,000
and President

MATTHEW S. WALLER                  1998        225,000         121,500              -               -           300,000
Chief Financial                    1997        164,567  (5)     33,650              -               -           300,000
Officer                            1996              -               -              -               -                 -

ERIC CROSON                        1998        248,416          60,000              -               -                 -
Former Chief Financial             1997        248,416               -              -               -                 -
Officer of IQI                     1996         11,538  (6)          -              -               -           237,912

ROBERT B. ALLEN                    1998        220,000          80,000              -               -                 -
Executive Vice President           1997        210,833  (7)     44,000              -               -           300,000
of Sales and Marketing,            1996              -               -              -               -                 -
former Senior Vice
President of Operations

CRAIG CALLAWAY (8)                 1998        148,088         127,109              -               -            38,000
Former Senior Vice                 1997        136,168          61,165          2,758               -           103,627
President of Operations            1996        123,532          15,723          3,220               -                 -

WILLIAM F. BERGERON, JR.           1998        146,521          57,625              -               -            50,000
Senior Vice President of           1997        112,007          25,000              -               -           100,000
Technology                         1996         85,926          20,000              -               -                 -

(FOOTNOTES APPEAR ON FOLLOWING PAGE)

(1) On July 9, 1998, Aegis Communications Group, Inc. ("Aegis"), formerly known as ATC Communications Group, Inc. ("ATC"), completed the acquisition of IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of ATC Merger Sub, Inc. ("Sub"), a New York corporation and wholly-owned subsidiary of ATC, with and into IQI pursuant to an Agreement and Plan of Merger dated as of April 7, 1998 (the "Merger Agreement") by and between ATC, Sub and IQI. The acquisition has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. In connection with the Merger, each share of IQI common stock was converted into 9.7513 shares of the Company's common stock ("Common Stock").

(2) In November 1996, IQI established the 1996 Incentive Stock Option Plan (the "IQI Plan"). The Plan provides for the award of incentive stock options to directors, officers, key employees and members of Thayer's Advisory Board. The IQI Plan was administered by a Compensation Committee, as established by IQI's Board of Directors. These options are intended to qualify as incentive stock options ("ISOs") under the Internal Revenue Code or non-statutory stock options ("NSOs") which are not intended to qualify. In connection with the Merger, each IQI stock option was exchanged for 9.7513 options to purchase Common Stock.

     Prior to the Merger, ATC shareholders approved two stock option plans, which provided for the granting of options to purchase up to 5,000,000 shares of Common Stock to key employees, officers and directors of ATC and its operating subsidiary (the "ATC Plans"). At the date of the Merger, options to purchase 4,447,000 shares of Common Stock granted pursuant to the ATC Plans were outstanding.

     In September 1998, the Company initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan (the "1998 Plan") which provides for the granting of options to purchase up to a maximum of 7,500,000 shares of Common Stock to key employees, officers and directors of the Company and its operating subsidiaries. Options granted pursuant to the 1998 Plan are exercisable for 10 years from the date of the grant subject to vesting schedules. The Company may grant additional options at any time prior to September 2008. As a result of the adoption of the 1998 Plan, the Company will not grant any future options to purchase shares of Common Stock pursuant to the IQI Plan and ATC plans.

(3) The amount indicated is the salary paid to Mr. McNeely from the commencement of his employment with the Company, on August 1, 1997, through December 31, 1997.

(4) Mr. Santry elected not to receive any salary or bonus compensation during the period from July 1, 1996 through June 30, 1997. Effective April 1, 1996, the Compensation Committee of the Board of Directors set Mr. Santry's annual base salary at $350,000. Mr. Santry is also entitled to receive bonus compensation of up to $125,000 annually. Effective with the Merger, Mr. Santry relinquished the roles of President and CEO and assumed the role of Co-Chairman of the Board of the Company.

(5) Mr. Waller joined the Company as Chief Financial Officer on March 24, 1997. The amount indicated is the salary paid to Mr. Waller from the commencement of his employment with the Company through June 30, 1997. Mr. Waller's employment agreement with the Company specifies an annual base salary of $225,000 and bonus compensation of up to $135,000 annually. See "Employment Agreements and Termination of Employment Agreements."

(6) Mr. Croson joined the Company as Chief Financial Officer in December 2, 1996. The amount indicated is the salary paid to Mr. Croson from the commencement of his employment through December 31, 1996. Mr. Croson is no longer employed by the Company.

(7) Mr. Allen joined ATC as Chief Operating Officer on January 6, 1997. The amount indicated is the salary paid to Mr. Allen from the commencement of his employment through December 31, 1997.

(8)  Mr. Callaway is no longer employed by the Company.


OPTION GRANTS

     On April 7, 1998, in connection with the ATC Board's approval of the Merger and to be effective upon completion of the Merger, the ATC Board granted Michael
G. Santry, Chairman of the Board, President and Chief Executive Officer of ATC, nonqualified options to purchase 450,000 shares of ATC Common Stock under the ATC Plans at an exercise price equal to 1/16th over the closing bid price of ATC Common Stock on the closing date of the Merger, vesting one-third on the first, second and third anniversaries of the Effective Date, respectively, all of which were contingent upon consummation of the Merger. In addition, ATC and IQI agreed that the Company would, upon consummation of the Merger, grant Mr. Santry and Matthew S. Waller, Chief Financial Officer and Director of ATC, nonqualified options to purchase 350,000 and 300,000 shares, respectively, of Common Stock under the 1998 Plan at an exercise price equal to 1/16th over the closing bid price of Common Stock on the closing date of the Merger. Two-thirds of the options to be granted to Mr. Waller vested on the date of grant and one-third vest on the first anniversary of the Effective Date. The options granted to Mr. Santry vest one-third on the first, second, and third anniversaries of the Effective Date, respectively.

     The following table sets forth certain information relating to stock option grants made by the Company to the Named Executive Officers during the last fiscal year. The Company has no plans that provide for the granting of stock appreciation rights.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                   Potential Realizable Value
                                 Number of        % of Total                                        at Assumed Annual Rates
                                Securities          Options                                       of Stock Price Appreciation
                                Underlying        Granted to                                            for Option Term
                                  Options        Employees in       Exercise     Expiration     ---------------------------------
Name                              Granted         Fiscal Year        Price          Date              5%               10%
----------------------------   --------------   ----------------   -----------   ------------   ----------------  ---------------
Michael G. Santry                    800,000             46.57%         $2.81         7/9/08         $1,415,013       $3,585,921
Matthew S. Waller                    300,000             17.47%         $2.81         7/9/08           $530,630       $1,344,720
Thomas J. Flynn                       75,000              4.37%         $1.25        11/5/08            $58,959         $149,413
William F. Bergeron, Jr.              50,000              2.91%         $1.25        11/5/08            $39,306          $99,609
Craig Callaway                        38,000              2.21%         $1.25        11/5/08            $29,872          $75,703



COMPENSATION OF DIRECTORS

     Directors of the Company receive no fees for serving on the Board of Directors. Upon their initial election and as compensation for their service as a director, each outside director is granted non-qualified options to purchase 50,000 shares of Common Stock, which vest ratably over a three-year period. As such, Messrs. Malcolm, Pounds and Lewis were granted options to purchase 50,000, 25,000 and 10,000 shares of Common Stock, respectively, with an exercise price of $1.25. The amount of the grants to Mr. Pounds and Mr. Lewis reflected their prior status as directors of ATC and IQI, respectively, and their existing option grants from such service. All directors are entitled to reimbursement for expenses incurred for attendance at each meeting.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

     MATTHEW S. WALLER entered into an employment agreement effective March 24, 1997, pursuant to which he serves as Chief Financial Officer of the Company. Under the employment agreement, Mr. Waller is entitled to receive an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Waller of 100% of his annual compensation if the Company terminates Mr. Waller's employment without cause (as defined in the employment agreement) or in the event that he is terminated after a change in control (as defined in the employment agreement) of the Company. Mr. Waller's options vest immediately in the event of a change in control (as defined in the employment agreement) of the Company.


COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Dr. Paul G. Stern, Darryl D. Pounds, Frederic V. Malek served on Aegis' Compensation and Stock Option Committee during the fiscal year ended December 31, 1998. None of Dr. Stern, Mr. Pounds, nor Mr. Malek is a current officer or employee of Aegis.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 23, 1999, certain information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's Common Stock, (ii) each director and each of the five executive officers listed in the Summary Compensation Table above who beneficially own Common Stock of the Company, and (iii) all officers and directors who beneficially own Common Stock as a group:






                                                                 Amount
                           Name and                            and Nature
                          Address of                         of Beneficial          Percent of
                       Beneficial Owner                        Ownership           Class (1)(2)
-------------------------------------------------------    -------------------     --------------
Thayer Equity Investors III, L.P.                                  30,568,233             48.58%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Codinvest Limited                                                   3,319,824              6.39%
Road Town
Tortola, British Virgin Islands

William H. Scott, III (3)                                           3,058,699              5.86%
1239 O.G. Skinner Drive
West Point, GA 31833

Paul G. Stern (4)(5)                                               30,568,233             48.58%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Frederic V. Malek (4)(5)                                           30,568,233             48.58%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Edward Blank (4)(6)                                                 4,294,407              8.17%
1250 Broadway, 37th Floor
New York, NY 10001

Michael G. Santry (4)(7)                                              957,000              1.81%
5950 Berkshire Lane, Suite 1650
Dallas, TX  75225

Stephen A. McNeely (4)(9)                                             610,946              1.17%
1645 N. Vine Street, Suite 700
Los Angeles, CA 90028

Matthew S. Waller (4)(8)                                              504,324              0.96%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

                                                                 Amount
                           Name and                            and Nature
                          Address of                         of Beneficial          Percent of
                       Beneficial Owner                        Ownership           Class (1)(2)
-------------------------------------------------------    -------------------     --------------
Robert B. Allen (10)                                                  339,600              0.65%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

Eric Croson (11)                                                      158,608              0.30%
3006 Wild Meadow Drive
Durham, NC 27705

Darryl D. Pounds (4)(12)                                              120,000              0.23%
5950 Berkshire Lane, Suite 1650
Dallas, TX  75225

Craig Callaway (14)                                                   113,741              0.22%
115 Shady Ridge Court
Duluth, GA 30155

William F. Bergeron, Jr. (13)                                         112,700              0.22%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

Drew Lewis (4)(15)                                                     71,789              0.14%
P.O. Box 70
Lederach, PA 19450

All directors and officers as a group (11 persons) (16)            37,240,402             56.10%

(1) Reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission. Unless otherwise noted, the shareholders listed in the table have both sole voting power and sole dispositive power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

(2) Based on 51,950,450 shares of Common Stock outstanding at April 23, 1999. This number excludes 361,000 unretired treasury shares held by the Company. Each owner's percentage is calculated by dividing the number of shares beneficially held by the sum of 51,950,450 and the number of shares such owner has the right to acquire within 60 days.

(3) Includes (a) 2,835,123 shares owned by ITC Service Company, for which William H. Scott, III serves as President, (b) 38,535 shares subject to warrants exercisable within 60 days, and (c) 185,042 shares issuable upon conversion of convertible subordinated debt. Mr. Scott disclaims any and all beneficial ownership associated with such shares owned by ITC Service Company.

(4)  Director.

(5) Includes (a) 19,224,493 shares owned by Thayer Equity Investors III, L.P. ("Thayer"), (b) 1,361,240 shares subject to warrants exercisable within 60 days, (c) 9,618,241 shares issuable upon conversion of convertible subordinated debt, and (d) 210,900 shares owned by investors in Thayer who may be deemed to be affiliates of Thayer. Each of Dr. Stern and Mr. Malek are members of the general partner of this fund, and may be deemed to be the beneficial owner of its shares and those of its affiliates. Dr. Stern and Mr. Malek disclaim such beneficial ownership. Also includes 153,359 shares owned by TC Co-Investors, LLC. Each of Dr. Stern and Mr. Malek are managers of this fund, and may be deemed to be the beneficial owners of its shares.
     Dr. Stern and Mr. Malek disclaim such beneficial ownership.

(6) Includes 288,312 shares subject to warrants exercisable within 60 days and 194,957 shares issuable upon conversion of convertible subordinated debt. Also includes (a) 707,525 shares owned by the Edward Blank 1995 Grantor Retained Annuity Trust (the "Blank Trust"), (b) 68,260 shares subject to warrants exercisable within 60 days held by the Blank Trust, and (c) 46,218 shares issuable upon conversion of convertible subordinated debt held by the Blank Trust. Mr. Blank is the trustee of the Blank Trust and therefore may be deemed to beneficially own its shares.

(7) 7,000 of Mr. Santry's shares are owned of record by Lakewood Financial Consultants, Inc. which is 99% owned by Mr. Santry. Includes beneficial ownership of 950,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the ATC Plans.

(8) Includes beneficial ownership of 300,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the ATC Plans and 200,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1998 Plan.

(9) Includes 373,979 shares subject to options exercisable within 60 days and 236,967 shares subject to a purchase option agreement with Thayer for shares of Common Stock held by this fund.

(10) Includes beneficial ownership of 300,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the ATC Plans.

(11) Includes 158,608 shares subject to options exercisable within 60 days. These options expire on September 15, 1999.

(12) Includes beneficial ownership of 120,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the ATC Plans.

(13) Includes beneficial ownership of 100,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the ATC Plans.

(14) Includes 82,624 shares subject to options exercisable within 60 days. These options expire on June 22, 1999.

(15) Includes 47,860 shares subject to options exercisable within 60 days.

(16) Includes beneficial ownership of 14,483,876 shares subject to warrants or options exercisable within 60 days and shares issuable upon conversion of convertible subordinated debt as set forth in footnotes (3), (5), (6), (7),
     (8), (9), (10), (11), (12), (13), (14) and (15) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 1998, Michael G. Santry, the Co-Chairman of the Company, had outstanding borrowings and accrued interest of approximately $1.9 million. The borrowing bears 6% annual interest and was due in full on March 31, 1999. In connection with the Merger discussed in "Note 3. Mergers and Acquisitions", Mr. Santry paid one-half of the principal amount of the note. The remaining balance on the note is secured by shares of the Company's Common Stock and options to purchase shares of the Company's Common Stock held by Mr. Santry. Reported interest income from the receivable amounted to approximately $58,000 in 1998. As of April 23, 1999, the Company and Mr. Santry were discussing a further extension of the maturity date of such amount, including terms relating to Mr. Santry delivering additional security sufficient to adequately securing repayment of the note.

     The Company provides services to certain clients, including its most significant client, who, directly or through affiliates, have an ownership interest in Thayer.

     During the year ended December 31, 1998, the Company paid J. Frank Mermoud, a former director of ATC, $80,000, in monthly installments, in consideration for consulting services performed. These payments terminated at the end of 1998.

     In connection with the Merger, Thayer provided the Company with $6.8 million in subordinated indebtedness (the "Subordinated Indebtedness") as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 (110% of the average of the high and low prices of ATC Common Stock on April 7, 1998, the day before the announcement of the proposed Merger).

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

     Paul G. Stern, Drew Lewis, and Frederic V. Malek, each directors of the Company, are partners in and/or advisors to Thayer.

     Thayer, ITC Services Company, Edward Blank and The Edward Blank 1995 Grantor Retained Annuity Trust (the "IQI Parties") and Michael G. Santry, Darryl
D. Pounds and Codinvest Limited (the "ATC Parties"), are parties to a Stockholders' Agreement with the Company whereby, for a period of two years from the date of the Merger Agreement, each such stockholder has agreed to vote its shares of Company Common Stock, if any, in favor of the nominees to the board of directors selected by the other party's stockholder group. Messrs. Stern, Lewis and Malek, by virtue of their positions with Thayer, may be viewed as indirect beneficiaries of this voting arrangement, and Messrs. Santry and Pounds may be viewed as direct beneficiaries of this voting arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        AEGIS COMMUNICATIONS GROUP, INC.
                                        (The Registrant)



Dated:   April 30, 1999                 By:   /s/ Matthew S. Waller
                                            ----------------------------
                                        Matthew S. Waller
                                        Chief Financial Officer