Form 10-K/A
period 1998-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 1999-05-11
CIK 778426

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-K/A
                                  AMENDMENT NO. 2

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






                                                                 Amount
                           Name and                            and Nature
                          Address of                         of Beneficial          Percent of
                       Beneficial Owner                        Ownership           Class (1)(2)
-------------------------------------------------------    -------------------     --------------
Thayer Equity Investors III, L.P. (3)                              30,568,233             48.58%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Codinvest Limited                                                   3,319,824              6.39%
Road Town
Tortola, British Virgin Islands

William H. Scott, III (4)                                           3,058,699              5.86%
1239 O.G. Skinner Drive
West Point, GA 31833

Paul G. Stern (3)(5)                                               30,568,233             48.58%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Frederic V. Malek (3)(5)                                           30,568,233             48.58%
1445 Pennsylvania Ave., NW, Suite 350
Washington, DC 20004

Edward Blank (5)(6)                                                 4,294,407              8.17%
1250 Broadway, 37th Floor
New York, NY 10001

Michael G. Santry (5)(7)                                              957,000              1.81%
5950 Berkshire Lane, Suite 1650
Dallas, TX  75225

Stephen A. McNeely (5)(9)                                             610,946              1.17%
1645 N. Vine Street, Suite 700
Los Angeles, CA 90028

Matthew S. Waller (5)(8)                                              504,324              0.96%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

                                                                 Amount
                           Name and                            and Nature
                          Address of                         of Beneficial          Percent of
                       Beneficial Owner                        Ownership           Class (1)(2)
-------------------------------------------------------    -------------------     --------------
Robert B. Allen (10)                                                  339,600              0.65%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

Eric Croson (11)                                                      158,608              0.30%
3006 Wild Meadow Drive
Durham, NC 27705

Darryl D. Pounds (5)(12)                                              120,000              0.23%
5950 Berkshire Lane, Suite 1650
Dallas, TX  75225

Craig Callaway (14)                                                   113,741              0.22%
115 Shady Ridge Court
Duluth, GA 30155

William F. Bergeron, Jr. (13)                                         112,700              0.22%
7880 Bent Branch Dr., Suite 150
Irving, TX 75063

Drew Lewis (5)(15)                                                     71,789              0.14%
P.O. Box 70
Lederach, PA 19450

All directors and officers as a group (12 persons) (16)            37,851,348             57.21%

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

(3)  Includes (a) 19,224,493 shares owned by Thayer Equity Investors III,
     L.P. ("Thayer"), (b) 1,361,240 shares subject to warrants held by Thayer and exercisable within 60 days, (c) 9,618,241 shares issuable upon conversion of convertible subordinated debt held by a Thayer-led group,
     (d) 210,900 shares owned by investors in Thayer who may be deemed to be affiliates of Thayer, and (e) 153,359 shares owned by TC Co-Investors, LLC, which may be deemed to be an affiliate of Thayer. Each of Dr. Stern and Mr. Malek are members of the general partner of Thayer, and may be deemed to be the beneficial owner of its shares and those of its affiliates. Dr. Stern and Mr. Malek disclaim such beneficial ownership.

(4) Includes (a) 2,835,123 shares owned by ITC Service Company, for which William H. Scott, III serves as President, (b) 38,535 shares subject to warrants exercisable within 60 days, and (c) 185,042 shares issuable upon conversion of convertible subordinated debt. Mr. Scott disclaims any and all beneficial ownership associated with such shares owned by ITC Service Company.

(5)  Director.

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