Form 10-Q
period 1999-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 1999-05-17
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended MARCH 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ________________.

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

          Title of Each Class                 Number of Shares Outstanding
          -------------------                        on May 7, 1999
                                                     --------------

      COMMON STOCK $.01 PAR VALUE                      52,434,206

                        AEGIS COMMUNICATIONS GROUP, INC.
                                 MARCH 31, 1999


                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I.   FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets
                       December 31, 1998 and March 31, 1999 (unaudited).............. 3-4

                 Unaudited Consolidated Statements of Operations
                       Three Months Ended March 31, 1998 and March 31, 1999............ 5

                 Unaudited Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 1998 and March 31, 1999............ 6

                 Notes to Unaudited Consolidated Financial Statements................7-10

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......................11-18

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk........... 18


PART II.  OTHER INFORMATION

      Item 1.    Legal Proceedings ....................................................19

      Item 6.    Exhibits and Reports on Form 8-K..................................... 19


SIGNATURES............................................................................ 20

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             DECEMBER 31,            MARCH 31,
                                                                                 1998                  1999
                                                                           ----------------      ----------------
                                                                                                    (UNAUDITED)
ASSETS

Current assets:

     Cash and cash equivalents                                              $       10,701         $       8,106
     Accounts receivable, less allowance for doubtful accounts                      49,585                52,295
     Notes receivable -- related parties                                             2,185                 2,212
     Current deferred tax assets                                                       884                   884
     Prepaid expenses and other current assets                                       1,662                 2,210
                                                                           ----------------      ----------------
         Total current assets                                                       65,017                65,707

Property and equipment, net of accumulated depreciation
     of $19,924 in 1998 and $22,824 in 1999                                         35,277                35,389

Goodwill, net of accumulated amortization of $4,523 in
     1998 and $3,612 in 1999                                                        71,325                50,053

Deferred tax assets                                                                  6,502                 8,073
Deferred financing costs, net                                                        2,099                 1,949
Other assets                                                                           324                   331
                                                                           ----------------      ----------------
                                                                            $      180,544         $     161,502
                                                                           ----------------      ----------------
                                                                           ----------------      ----------------

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             DECEMBER 31,             MARCH 31,
                                                                                1998                    1999
                                                                           ----------------      ------------------
                                                                                                     (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Current portions of long-term obligations                              $        2,758         $         2,634
     Accounts payable                                                                7,059                   7,006
     Accrued compensation expense and related liabilities                            6,414                   6,324
     Accrued interest expense                                                        1,263                     526
     Other accrued expenses                                                          9,417                  13,321
     Other current liabilities                                                       2,225                   1,343
                                                                           ----------------      ------------------
         Total current liabilities                                                  29,136                  31,154

Revolving line of credit                                                            28,100                  28,100
Long-term obligations, net of current portions                                      36,829                  33,500
Subordinated indebtedness due to affiliates                                         14,651                  20,743
Commitments and contingencies                                                            -                       -

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized; 29,778, $.36 cumulative Series B shares
         issued and outstanding                                                          -                       -
     Common stock, $.01 par value, 100,000,000 shares
         authorized; 52,311,450 and 52,434,206 shares
         issued and outstanding at December 31, 1998 and
         March 31, 1999, respectively                                                  523                     523
     Additional paid-in capital                                                     78,167                  78,167
     Treasury shares, at cost                                                       (1,421)                 (1,421)
     Cumulative translation adjustment                                                  34                      41
     Retained earnings (deficit)                                                    (5,475)                (29,305)
                                                                           ----------------      ------------------
         Total shareholders' equity                                                 71,828                  48,005
                                                                           ----------------      ------------------
                                                                            $      180,544         $       161,502
                                                                           ----------------      ------------------
                                                                           ----------------      ------------------

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------------
                                                                         1998                    1999
                                                                    --------------         ---------------
Revenues                                                             $     42,213           $      61,815

Cost of services, excluding depreciation
and amortization shown below                                               26,541                  43,827
                                                                    --------------         ---------------
                                                                    --------------         ---------------
     Gross profit                                                          15,672                  17,988

Selling, general and administrative expenses                               12,279                  16,695
Depreciation                                                                1,806                   3,140
Acquisition goodwill amortization                                             571                     873
Asset impairment charge                                                         -                  20,399
Restructuring and other non-recurring charges                                   -                     541
                                                                    --------------         ---------------
                                                                    --------------         ---------------
     Total operating expenses                                              14,656                  41,648
                                                                    --------------         ---------------
                                                                    --------------         ---------------
     Operating income (loss)                                                1,016                 (23,660)
Interest expense, net                                                       1,216                   1,741
                                                                    --------------         ---------------
                                                                    --------------         ---------------
     Income (loss) before income taxes                                       (200)                (25,401)
Income tax expense (benefit)                                                  260                  (1,571)
                                                                    --------------         ---------------
     Net loss                                                        $       (460)          $     (23,830)
                                                                    --------------         ---------------
                                                                    --------------         ---------------
Basic and diluted loss per common share                              $      (0.02)          $       (0.46)
                                                                    --------------         ---------------
                                                                    --------------         ---------------
Basic and diluted weighted average
common shares outstanding                                                  29,869                  51,950


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------------
                                                                                 1998                  1999
                                                                           ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $        (460)        $     (23,830)
     Adjustments to reconcile net loss to net cash provided
     by operating activities:
         Depreciation and amortization                                              2,377                 4,013
         Deferred income taxes                                                          -                (1,571)
         Asset impairment charge                                                        -                20,399
         Other                                                                        510                     8
         Changes in operating assets and liabilities:
            Accounts receivable                                                    (4,732)               (2,710)
            Notes receivable                                                            -                   (27)
            Other current assets                                                      208                  (548)
            Other assets                                                              (86)                  (97)
            Accounts payable                                                        3,667                   (53)
            Accrued liabilities                                                       986                 3,077
            Other current liabilities                                              (1,353)                 (882)
                                                                           ---------------       ---------------
         Net cash provided by (used in) operating activities                        1,117                (2,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (2,158)               (3,012)
                                                                           ---------------       ---------------
         Net cash used in investing activities                                     (2,158)               (3,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from affiliate debt                                                       -                 6,092
     Principal payments on long-term debt                                             (88)               (2,921)
     Payments on capital lease obligations                                           (265)                 (533)
     Deferred financing costs                                                          65                     -
                                                                           ---------------       ---------------
         Net cash provided by (used in) financing activities                         (288)                2,638


Net decrease in cash and cash equivalents                                          (1,329)               (2,595)
Cash and cash equivalents at beginning of period                                    5,288                10,701
                                                                           ---------------       ---------------

Cash and cash equivalents at end of period                                  $       3,959         $       8,106
                                                                           ---------------       ---------------
                                                                           ---------------       ---------------

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



1.   SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unconsolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the "Company") for the three months ended March 31, 1998 and 1999 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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

         The following unaudited condensed consolidated pro forma statements of operations data present the consolidated results of operations of the Company as if the Merger had occurred on January 1, 1998 and are not necessarily indicative of what would have occurred had the Merger been completed as of that date or of the results which may occur in the future.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                   ---------------------------------------
                                                                         1998                   1999
                                                                   ---------------        ----------------
                                                                    (PRO FORMA)
Total revenues                                                      $      63,338          $       61,815
Cost of services, excluding depreciation
and amortization shown below                                               42,804                  43,827
                                                                   ---------------        ----------------
     Gross profit                                                          20,534                  17,988

Selling, general and administrative expenses                               17,234                  16,695
Depreciation                                                                2,877                   3,140
Acquisition goodwill amortization                                             873                     873
Asset impairment charge                                                         -                  20,399
Restructuring and other non-recurring charges                                   -                     541
                                                                   ---------------        ----------------
     Operating loss                                                          (450)                (23,660)
Interest expense, net                                                       1,560                   1,741
                                                                   ---------------        ----------------
Loss before income taxes                                                   (2,010)                (25,401)
Income tax benefit                                                           (404)                 (1,571)
                                                                   ---------------        ----------------
     Net loss                                                            $ (1,606)              $ (23,830)
                                                                   ---------------        ----------------
                                                                   ---------------        ----------------
Pro forma net loss per share -- basic and diluted                         $ (0.03)                $ (0.46)
                                                                   ---------------        ----------------
                                                                   ---------------        ----------------
Weighted average shares outstanding                                        51,347                  51,950


3.   RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13,000 related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criterion for accrual have been referred to herein as "restructuring" charges, and a restructuring accrual has been recorded to the extent the related amounts have not been paid. Expenses related to the restructuring decision which do not meet the specific GAAP criterion for accrual have been referred to herein as "other" charges. "Other" charges have not been accrued, but are recognized as the related expenses are incurred. Accordingly, the Company recorded pre-tax charges of approximately $8,395 ($5,247, net of taxes) in the year ended December 31, 1998 and approximately $541 ($330, net of taxes) in the quarter ended March 31, 1999, as a part of the total restructuring. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. The Company does not anticipate recognizing additional Merger-related restructuring or other non-recurring charges in 1999.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



4.   ASSET IMPAIRMENT CHARGE

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated future cash flows (undiscounted and without interest charges) estimated to be generated by those assets are less than the assets' carrying value. SFAS No. 121 also requires that when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any goodwill that arose as part of the transaction must be included as part of the asset grouping. In accordance with SFAS No. 121, the Company reviews long-lived assets whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. As a result of the performance of the Company's Elrick & Lavidge ("E&L") marketing research division since its acquisition (in a purchase accounting transaction) by IQI in July 1997, the Company has performed an analysis (based on E&L's estimated future cash flows) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, it was determined that the carrying value of the goodwill associated with the purchase of E&L has been impaired. Accordingly, the Company has adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20.4 million. The asset impairment charge has reduced the amount of goodwill on the Company's balance sheet to $50.1 million. This reduction is expected to result in a decrease in the Company's goodwill amortization expense of approximately $1.1 million annually.

5.   SEGMENTS

         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, teleservices and marketing research, which are managed separately because each provides different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The teleservices segment provides large corporations with outsourced inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, facilities management, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research services including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping. Business segment information is as follows:

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------------
                                                       1998                    1999
                                                  --------------         ---------------
REVENUES:
    Teleservices                                   $     34,194           $      56,108
    Marketing research services                           8,019                   5,707
                                                  --------------         ---------------
      Total                                            $ 42,213                $ 61,815
                                                  --------------         ---------------
                                                  --------------         ---------------

OPERATING INCOME (LOSS):
    Teleservices                                   $        455           $      (2,186)
    Marketing research services                             561                    (534)
    Asset impairment charge                                   -                 (20,399)
    Restructuring and other charges                           -                    (541)
                                                  --------------         ---------------
      Total                                        $      1,016           $     (23,660)
                                                  --------------         ---------------
                                                  --------------         ---------------

TOTAL ASSETS:
    Teleservices                                   $     89,990           $     145,618
    Marketing research services                          14,909                  15,884
                                                  --------------         ---------------
      Total                                        $    104,899           $     161,502
                                                  --------------         ---------------
                                                  --------------         ---------------

DEPRECIATION AND AMORTIZATION:
    Teleservices                                   $      1,606           $       2,970
    Marketing research services                             200                     170
    Acquisition goodwill amortization                       571                     873
                                                  --------------         ---------------
      Total                                        $      2,377           $       4,013
                                                  --------------         ---------------
                                                  --------------         ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Merger has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Reported financial results reflect the Merger and are those of IQI for the period ending March 31, 1998 and of the combined company on a purchase accounting basis for the period ending March 31, 1999. See "Notes to Unaudited Consolidated Financial Statements
- 2. The Merger."

         The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the quarter ended March 31, 1999. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.


RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------
                                                                  1998                   1999
                                                             --------------         --------------
Revenues                                                            100.0%                 100.0%
Cost of services, excluding depreciation
and amortization shown below                                         62.9%                  70.9%
                                                             --------------         --------------
Gross profit                                                         37.1%                  29.1%
Selling, general and administrative expenses                         29.1%                  27.0%
Depreciation                                                          4.3%                   5.1%
Acquisition goodwill amortization                                     1.4%                   1.4%
Asset impairment charges                                                 -                  33.0%
Restructuring and other non-recurring charges                            -                   0.9%
                                                             --------------         --------------
     Total expenses                                                  34.7%                  67.4%
                                                             --------------         --------------
Operating income (loss)                                               2.4%                 (38.3%)
Interest expense, net                                                 2.9%                   2.8%
                                                             --------------         --------------
Income (loss) before income taxes                                    (0.5%)                (41.1%)
Income tax expense (benefit)                                          0.6%                  (2.5%)
                                                             --------------         --------------
     Net income (loss)                                               (1.1%)                (38.6%)
                                                             --------------         --------------
                                                             --------------         --------------

         The Company experienced a net loss of $23.8 million, or 38.6% of revenues, for the quarter ended March 31, 1999. Excluding a $20.4 million asset impairment charge and $0.5 million ($0.3 million, net of taxes) in Merger-related restructuring and other non-recurring charges, the Company experienced a net loss of $3.1 million, or 5.0% of revenues, in the quarter ended March 31, 1999 as compared to a net loss of approximately $0.5 million, or 1.1% of revenues ($1.6 million, or 2.5% of revenues, on a pro forma basis), in the corresponding period in 1998.

         Revenues generated during the quarter ended March 31, 1999 increased $19.6 million, or 46.4%, to $61.8 million from $42.2 million in the quarter ended March 31, 1998. The increase in revenues was due primarily to the impact of revenues contributed by ATC subsequent to the merger of IQI and ATC on July 9, 1998 (the "Merger").

         On a pro forma basis, revenues declined $1.5 million, or 2.4%, in the quarter ended March 31, 1999 as compared to the prior year period. The decrease in revenues on a pro forma basis was primarily attributable to decreases in service volumes from the Company's two largest telecommunications clients of 17.4% and 33.2%, respectively. This decrease is also attributable to a decline in marketing research revenues of 28.8%. These declines were partially offset by an increase in revenues from the Company's largest financial services client of 51.2%.

         Approximately 22% of the Company's revenues during the quarter ended March 31, 1999 were generated by the Company's largest telecommunications client and approximately 15% by its largest financial services client as compared to approximately 20% and 0% (26% and 10%, on a pro forma basis), respectively, in the quarter ended March 31, 1998.

         During the first quarter of 1999 and subsequent to the end of the quarter, the Company signed two significant new contracts with its largest client under which the Company will provide inbound customer service to the client's consumer and small business customers. The Company also entered into an agreement to provide inbound customer service and technical help-desk support for a de novo Internet-based virtual bank, which is backed by a leading financial institution. Also during the quarter, the Company's largest client reduced its marketing spending and, as a result, discontinued agreements with the Company for two customer acquisition programs under which the Company was providing both outbound and inbound services. Subsequent to the end of the quarter, the Company was notified by its historically second largest financial services client that the client would curtail its outbound customer acquisition spending with the Company in the second quarter of 1999. However, the client also has awarded the Company an inbound customer service program, the revenues from which are expected to exceed those from the client's curtailed outbound programs in 1999. The Company expects to commence providing services under this agreement at the beginning of the third quarter of 1999.

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

         For the quarter ended March 31, 1999, gross profit earned on revenues increased $2.3 million, or 14.8%, from the quarter ended March 31, 1998. The increase in gross profit is primarily due to the addition of ATC's revenues and gross profit, on a purchase accounting basis, as a result of the Merger. Gross profit as a percentage of revenues ("gross margin") for the first quarter of 1999 was 29.1% as compared to 37.1% in the first quarter of 1998. The decrease in gross margin is primarily due to a decline in capacity utilization from the prior year period resulting from lower volumes of business from the Company's three largest telecommunications clients and second largest financial services client.

         Selling, general and administrative ("SG&A") expenses increased $4.4 million, or 36.0%, in the first quarter of 1999 versus the first quarter of 1998. The increase in SG&A expenses is primarily attributable to the Merger with ATC. As a percentage of revenues, SG&A expenses were 27.0% in the three months ended March 31, 1999 as compared to 29.1% in the comparable 1998 period. The decrease in SG&A expenses as a percentage of revenues was primarily the result of efficiencies of scale derived from Merger-related restructuring efforts. On a pro forma basis, SG&A expenses decreased $0.5 million, or 3.1%, and decreased as a percentage of revenues from 27.2% to 27.0%, as a result of Merger-related restructuring efforts.

         Depreciation and amortization expenses increased $1.6 million, or 68.8%, in the first quarter of 1999 as compared to the first quarter of 1998. As a percentage of revenues, depreciation and amortization expense was 6.5% in the 1999 period versus 5.6% in the 1998 period. The increase in depreciation and amortization expense as a percentage of revenues is due to the addition of ATC's depreciation and amortization expenses subsequent to the Merger, additional goodwill amortization resulting from the goodwill recorded in the Merger, and additional depreciation resulting from investment in one new client service center built since the first quarter of 1998.

         As a result of the performance of the Company's Elrick & Lavidge ("E&L") marketing research division since its acquisition by IQI in July 1997, the Company has performed an analysis (based on E&L's estimated future cash flows) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, it was determined that the carrying value of the goodwill associated with the purchase of E&L has been impaired. Accordingly, the Company has adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20.4 million, which reduces the amount of goodwill on the Company's balance sheet to $50.1 million. This reduction is expected to result in a decrease in the Company's goodwill amortization expense of approximately $1.1 million annually.

         On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13.0 million related to the Merger. Restructuring and other related non-recurring charges must be matched to the time periods in which associated restructuring actions are taken. Accordingly, the Company recorded pre-tax charges of $8.4 million ($5.2 million, net of taxes) in the year ended December 31, 1998 and $0.5 million ($0.3 million, net of taxes) in the quarter ended March 31, 1999, as part of the total restructuring. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. Management believes that all Merger-related restructuring efforts have been completed and all related charges recorded.

         Net interest expense increased by $0.5 million, or 43.2%, in the first quarter of 1999 versus the same period in 1998 due to increased utilization of the Company's revolving line of credit and the assumption of additional subordinated indebtedness.

         The Company's statutory state and federal income tax benefit rate for the first quarter of 1999 was approximately 39.0%. The Company's effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of the Company's goodwill amortization expense and the asset impairment charge. The non-deductibility of goodwill amortization expense resulted in income tax expense in the first quarter of 1998 despite a reported pre-tax loss.

         Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------------
                                                                       1998                   1999
                                                                 ----------------       ----------------
Net cash provided by (used in) operating activities               $        1,117         $       (2,221)
Net cash used in investing activities                                     (2,158)                (3,012)
Net cash provided by (used in) financing activities                         (288)                 2,638
                                                                 ----------------       ----------------
     Net change in cash and cash equivalents                      $       (1,329)        $       (2,595)
                                                                 ----------------       ----------------
                                                                 ----------------       ----------------

     The Company has historically utilized cash flow from operations, available borrowing capacity under its credit facilities, and subordinated indebtedness from its shareholders (primarily Thayer Equity Investors III, L.P. ("Thayer")) to meet its liquidity needs. Management believes the Company currently has the liquidity and access to working capital to meet its near-term cash flow demands through operating income and borrowings under the Credit Agreement.

         During the quarter ended March 31, 1999, net cash provided by operating activities decreased $3.3 million, or 298.8%, versus the quarter ended March 31, 1998, primarily due to a loss from operations and increases in the Company's accounts receivable.

         Cash used in investing activities during the first quarter of 1999 totaled $3.0 million, representing an $0.8 million, or 39.6%, increase from the first quarter of 1998. These expenditures primarily consisted of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of the Company's operations including the build-out of new client service centers and the upgrade or replacement of workstations in the Company's existing facilities. Capital expenditures during the last twelve months totaled approximately $13.4 million ($14.8 million, on a pro forma basis) and have been funded with proceeds from bank borrowings, subordinated indebtedness and excess cash from operations.

         During the quarter ended March 31, 1999, financing activities included payment activity under the Company's credit facilities and the receipt of approximately $5.7 million of subordinated indebtedness provided by Thayer. (See discussion of credit facilities and subordinated indebtedness below).

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

         On March 31, 1999, the Company entered into the First Amendment to the Credit Agreement (the "First Amendment), which provided for new levels for existing financial covenants and a new covenant related to earnings before interest, taxes, depreciation and amortization ("EBITDA").

         On March 30, 1999, Thayer provided the Company with approximately $5.7 million in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share, which represents a 26.9% premium to the closing price of Aegis Common Stock on March 25, 1999, the date that Thayer committed to provide the financing. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously loaned to the Company.

         In connection with the Merger, Thayer provided the Company with $6.8 million in subordinated indebtedness as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 (110% of the average of the high and low prices of ATC Common Stock on April 7, 1998, the day before the announcement of the proposed Merger).

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

         Michael G. Santry, the Company's Co-Chairman, owes the Company approximately $1.9 million under a secured promissory note dated September 16, 1997. As provided for in the Merger Agreement, Mr. Santry made a principal payment of approximately $1.8 million on June 30, 1998. The Merger Agreement also provided for an extension of the maturity date of the balance of the principal and accrued but unpaid interest on the note to March 31, 1999. The Company subsequently has agreed to extend the maturity date of the note to March 31, 2000, and Mr. Santry has agreed to pledge additional collateral as security for repayment of the note.

         The Company primarily operates in the teleservices industry, which is a fast-growing, highly competitive industry. As such, the Company continues to implement its site strategy and center migration plan, which focuses on locating client service centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated. Company growth and continued implementation of this site strategy will necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with the Company's existing facilities. Management anticipates opening additional new centers and expanding existing facilities in calendar 1999. To that end, Aegis expanded its Fairmont, West Virginia facility in the first quarter of 1999, and anticipates the completion and opening of two new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona in the second quarter of 1999.

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


YEAR 2000 UPDATE

GENERAL

         Aegis' company-wide Year 2000 Project (the "Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In 1998, Aegis began the Project to determine the level of Year 2000 compliance and to plan for the remediation of any non-compliant systems or infrastructure. The Project has focused most intensely on production systems upon which the Company is dependent for the provision of services and the generation of revenue. As of May 7, 1999, the Company has determined that approximately 95% of its production systems that required remediation were Year 2000 compliant and estimates that production systems will be fully Year 2000 compliant by June 30, 1999. Any remaining business software programs or hardware systems are expected to be made Year 2000 compliant through the Year 2000 Project, including those supplied by vendors, or they will be retired or supplanted by a contingency plan. In the fourth quarter of 1998, the Company began contingency planning for that impact of the Year 2000 that may occur despite efforts to remediate and mitigate that impact and expects contingency planning to be complete by June 30, 1999. This contingency planning effort includes the amendment of the Company's disaster recovery plans to include Year 2000 contingencies. None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 Project.


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

         The inventory and priority assessment phases of each section of the Project have been completed. The remediation phase, including repair and replacement, is under way, and items are being addressed in the order determined in the priority assessment based on materiality. Material items are those believed by the Company to have a risk that may affect revenues and related cash flows. The Company, its Year 2000 consultants and certain of its technology suppliers are performing the testing phases of the Project.

         The Production Platform category consists of hardware and systems software used to directly produce revenue and are typically client specific. The remediation of this category is on schedule, and the Company estimates that approximately 95% of the planned activities related to this category had been completed at May 7, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for this category commenced in the first quarter of 1999 and is scheduled for completion by mid-1999. All activities related to the Production Platform (consisting of definition, testing, and implementation of Year-2000-ready products) are scheduled to be completed by June 30, 1999.

         The Support Systems category includes hardware and software systems and applications used administratively and in support of the production systems and software applications described above. The remediation of the Support Systems requires either the conversion of those systems and software that are not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was 95% complete at May 7, 1999, and the remaining conversions are on schedule to be completed by mid-1999. The testing phase of this category, scheduled for completion by mid-1999, is ongoing. The testing phase is conducted as the software is replaced and is also scheduled to be completed by mid-1999. Contingency planning for this category began in the first quarter of 1999 and is scheduled for completion by mid-1999.

         The infrastructure and facilities category consists of hardware and systems software used in the networking and systems back-up infrastructure and in the Company's physical facilities. The remediation of this category is on schedule, and the Company estimates that approximately 95% of the planned activities related to this category had been completed at May 7, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Contingency planning for this category commenced in the first quarter of 1999 and is scheduled for completion by mid-1999. All activities related to infrastructure and facilities are scheduled to be completed by June 30, 1999.

         The suppliers and clients category includes the process of identifying and prioritizing critical suppliers and clients at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been initiated. The process of evaluating these suppliers and clients began in third quarter 1998 and is scheduled for completion by mid-1999, with follow-up reviews scheduled through the remainder of 1999. These evaluations will be followed by the development of contingency plans as necessary, which are scheduled to commence in the first quarter of 1999, with completion by mid-1999. The Company has begun planning with its largest clients to conduct full "end-to-end" testing of connected or shared systems where appropriate. This testing is expected to be completed by the end of the third quarter of 1999.

COSTS

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $2.1 million. This estimate does not include any estimates of liability for non-compliance. The total amount expended on the Project through May 7, 1999, was $1.7 million.

RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and- clients. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

         The above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "FORWARD LOOKING STATEMENTS" beginning below.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended March 31, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

         On March 30, 1999, the lawsuit filed by Dore Kreisler on April 14, 1998 in the Court of Chancery in Delaware against ATC, the directors of ATC and IQI seeking "injunctive and other appropriate relief" in connection with the proposed Merger, was dismissed.


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


                                       AEGIS COMMUNICATIONS GROUP, INC.
                                       (The Registrant)



Dated: May 14, 1999                    By: /s/ Matthew S. Waller
                                          ------------------------------------
                                          Matthew S. Waller
                                          Chief Financial Officer

3/31/99 Quarter

                                 EXHIBITS INDEX


EXHIBIT NUMBER             DESCRIPTION OF EXHIBIT
--------------             ----------------------

Exhibit 27.1               Financial Data Schedule (filed herewith).