Form 10-Q
period 1999-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 1999-08-16
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to _____________.

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

                               Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             TITLE OF EACH CLASS               NUMBER OF SHARES OUTSTANDING
                                                    ON AUGUST 13, 1999

         COMMON STOCK $.01 PAR VALUE                    52,492,616

                        AEGIS COMMUNICATIONS GROUP, INC.
                                  JUNE 30, 1999


                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I.       FINANCIAL INFORMATION

         Item 1.        Financial Statements

                        Consolidated Balance Sheets
                              December 31, 1998 and June 30, 1999 (unaudited).............................. 3-4

                        Unaudited Consolidated Statements of Operations
                              Three and Six Months Ended June 30, 1998 and June 30, 1999..................... 5

                        Unaudited Consolidated Statements of Cash Flows
                              Six Months Ended June 30, 1998 and June 30, 1999............................... 6

                        Notes to Unaudited Consolidated Financial Statements.............................. 7-10

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.................................... 11-20

         Item 3.        Quantitative and Qualitative Disclosures about Market Risk.......................... 21


PART II.      OTHER INFORMATION

         Item 1.        Legal Proceedings ...................................................................22

         Item 6.        Exhibits and Reports on Form 8-K.................................................... 22


SIGNATURES.................................................................................................. 23


                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

                  AEGIS COMMUNICATIONS GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
                (In thousands, except share amounts)

                                                                             DECEMBER 31,           JUNE 30,
                                                                                1998                  1999
                                                                           ----------------      ----------------
                                                                                                   (UNAUDITED)
Assets
Current assets:
     Cash and cash equivalents                                                    $ 10,701                 $ 829
     Accounts receivable, less allowance for doubtful accounts                      49,585                50,159
     Notes receivable -- related parties                                             2,185                 2,212
     Current deferred tax assets                                                       884                   884
     Prepaid expenses and other current assets                                       1,662                 3,006
                                                                           ----------------      ----------------
         Total current assets                                                       65,017                57,090
Property and equipment, net of accumulated depreciation
     of $19,924 in 1998 and $25,843 in 1999                                         35,277                36,473
Goodwill, net of accumulated amortization of $4,523 in
     1998 and $4,208 in 1999                                                        71,325                49,457
Deferred tax assets                                                                  6,502                10,485
Deferred financing costs, net                                                        2,099                 1,946
Other assets                                                                           324                   433
                                                                           ----------------      ----------------
                                                                                 $ 180,544             $ 155,883
                                                                           ================      ================

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                            DECEMBER 31,             JUNE 30,
                                                                                1998                   1999
                                                                           ----------------      ------------------
                                                                                                    (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Current portions of long-term obligations                                   $   2,758               $   2,540
     Accounts payable                                                                7,059                   6,582
     Accrued compensation expense                                                    6,414                   4,212
     Accrued interest expense                                                        1,263                   1,361
     Other accrued expenses                                                          9,417                  11,551
     Other current liabilities                                                       2,225                   1,425
                                                                           ----------------      ------------------
         Total current liabilities                                                  29,136                  27,671
Revolving line of credit                                                            28,100                  30,000
Long-term obligations, net of current portions                                      36,829                  33,039
Subordinated indebtedness due to affiliates                                         14,651                   9,238
Commitments and contingencies                                                            -                       -
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized; 29,778, $.36 cumulative Series B shares
         issued and outstanding in 1998 and 1999; 77,300, 15%                            -                       2
         cumulative Series D shares issued and outstanding at
         June 30, 1999; and, 44,018, 15% cumulative Series E
         shares issued and outstanding at June 30, 1999

     Common stock, $.01 par value, 100,000,000 shares authorized;
         52,311,450 and 52,434,206 shares issued and outstanding
         at December 31, 1998 and June 30, 1999, respectively                          523                     524
     Additional paid-in capital                                                     78,167                  90,430
     Treasury shares, at cost                                                       (1,421)                 (1,321)
     Cumulative translation adjustment                                                  34                      52
     Retained earnings (deficit)                                                    (5,475)                (33,752)
                                                                           ----------------      ------------------
         Total shareholders' equity                                                 71,828                  55,935
                                                                           ----------------      ------------------
                                                                                 $ 180,544               $ 155,883
                                                                           ================      ==================

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                          -----------------------------        -----------------------------
                                                              1998             1999                1998             1999
                                                          ------------     ------------        ------------     ------------
Revenues                                                     $ 46,843         $ 58,023            $ 89,056        $ 119,839
Cost of services, excluding depreciation
  and amortization shown below                                 30,561           43,136              57,631           86,726
                                                          ------------     ------------        ------------     ------------
     Gross profit                                              16,282           14,887              31,425           33,113
Selling, general and administrative expenses                   11,710           16,246              23,460           33,178
Depreciation                                                    1,975            3,066               3,781            6,206
Acquisition goodwill amortization                                 646              596               1,217            1,469
Asset impairment charge                                             -                -                   -           20,399
Restructuring and other non-recurring charges                       -                -                   -              541
                                                          ------------     ------------        ------------     ------------
     Total operating expenses                                  14,331           19,908              28,458           61,793
                                                          ------------     ------------        ------------     ------------
     Operating income (loss)                                    1,951           (5,021)              2,967          (28,680)
Interest expense, net                                           1,213            1,838               2,429            3,580
                                                          ------------     ------------        ------------     ------------
     Income (loss) before income taxes                            738           (6,859)                538          (32,260)
Income tax expense (benefit)                                      397           (2,411)                657           (3,982)
                                                          ------------     ------------        ------------     ------------
     Net income (loss)                                       $    341         $ (4,448)           $   (119)       $ (28,278)
                                                          ============     ============        ============     ============
Basic and diluted earnings (loss) per share                  $   0.01         $  (0.08)           $      -        $   (0.54)
                                                          ============     ============        ============     ============
Weighted average shares outstanding:
     Basic                                                     29,869           52,403              29,869           52,358
     Diluted                                                   34,246           52,403              29,869           52,358

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------------
                                                                             1998                  1999
                                                                         --------------        --------------
Cash flows from operating activities:
     Net loss                                                                 $   (119)            $ (28,278)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Depreciation and amortization                                           4,998                 7,675
         Deferred income taxes                                                       -                (3,982)
         Asset impairment charge                                                     -                20,399
         Other                                                                   1,385                    24
         Changes in operating assets and liabilities:
            Accounts receivable                                                 (6,521)                 (574)
            Notes receivable                                                         -                   (27)
            Other current assets                                                   193                (1,344)
            Other assets                                                          (718)                 (124)
            Accounts payable                                                     6,628                  (477)
            Accrued liabilities                                                  1,864                    30
            Other current liabilities                                           (1,489)                 (800)
                                                                         --------------        --------------
         Net cash provided by (used in) operating activities                     6,221                (7,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (5,616)               (7,115)
                                                                         --------------        --------------
         Net cash used in investing activities                                  (5,616)               (7,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit, net                                           3,000                 1,900
     Proceeds from affiliated debt                                               2,063                 6,719
     Principal payments on long-term debt                                       (1,180)               (2,921)
     Payments on capital lease obligations                                        (477)               (1,088)
     Payments on affiliated debt                                                (2,066)                    -
     Proceeds from issuance of common stock                                          -                   100
     Proceeds from exercise of stock options                                         -                   129
     Deferred financing costs                                                      (20)                 (119)
                                                                         --------------        --------------
         Net cash provided by (used in) financing activities                     1,320                 4,720
Net decrease in cash and cash equivalents                                        1,925                (9,872)
Cash and cash equivalents at beginning of period                                 5,288                10,701
                                                                         --------------        --------------
Cash and cash equivalents at end of period                                    $  7,213             $     829
                                                                         ==============        ==============
SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS:
     Conversion of affiliated debt to preferred stock                         $      -             $  12,132

                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unconsolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the "Company") for the three and six month periods ended June 30, 1998 and 1999 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


         The following unaudited condensed consolidated pro forma statements of operations data present the consolidated results of operations of the Company as if the Merger had occurred on January 1, 1998 and are not necessarily indicative of what would have occurred had the Merger been completed as of that date or of the results which may occur in the future:

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                             -------------------------------       -------------------------------
                                                                 1998             1999                 1998              1999
                                                             --------------   --------------       --------------    -------------
                                                              (PRO FORMA)                           (PRO FORMA)
Total revenues                                                    $ 73,663         $ 58,023            $ 137,001        $ 119,839
Cost of services, excluding depreciation
  and amortization shown below                                      49,532           43,136               92,336           86,726
                                                             --------------   --------------       --------------    -------------
     Gross profit                                                   24,131           14,887               44,665           33,113
Selling, general and administrative expenses                        17,996           16,246               35,230           33,178
Depreciation                                                         3,084            3,066                5,960            6,206
Acquisition goodwill amortization                                      873              596                1,746            1,469
Asset impairment charge                                                  -                -                    -           20,399
Restructuring and other non-recurring charges                            -                -                    -              541
                                                             --------------   --------------       --------------    -------------
     Total operating expenses                                       21,953           19,908               42,936           61,793
                                                             --------------   --------------       --------------    -------------
     Operating loss                                                  2,178           (5,021)               1,729          (28,680)
Interest expense, net                                                1,560            1,838                3,120            3,580
Litigation settlement                                                1,900                -                1,900                -
                                                             --------------   --------------       --------------    -------------
Loss before income taxes                                            (1,282)          (6,859)              (3,291)         (32,260)
Income tax benefit                                                    (145)          (2,411)                (550)          (3,982)
                                                             --------------   --------------       --------------    -------------
     Net loss                                                     $ (1,137)        $ (4,448)           $  (2,741)       $ (28,278)
                                                             ==============   ==============       ==============    =============
Pro forma net loss per share -- basic and diluted                 $  (0.02)        $  (0.08)           $   (0.05)       $   (0.54)
                                                             ==============   ==============       ==============    =============
Weighted average shares outstanding                                 51,600           52,403               51,474           52,358

Excluding an asset impairment charge, and restructuring and other non-recurring charges, operating loss, net loss and net loss per share for the six months ended June 30, 1999 were $(7,740), $(7,318) and $(0.14), respectively.

                        AEGIS COMMUNICATIONS GROUP, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

3.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13,000 related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criterion for accrual have been referred to herein as "restructuring" charges, and a restructuring accrual has been recorded to the extent the related amounts have not been paid. Expenses related to the restructuring decision which do not meet the specific GAAP criterion for accrual have been referred to herein as "other" charges. "Other" charges have not been accrued, but are recognized as the related expenses are incurred. Accordingly, the Company recorded pre-tax charges of approximately $8,395 ($5,247, net of taxes) in the year ended December 31, 1998 and approximately $541 ($330, net of taxes) in the quarter ended March 31, 1999, as a part of the total restructuring. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. The Company does not anticipate recognizing additional Merger-related restructuring charges in 1999 and none were recorded in the quarter ended June 30, 1999.

4.       ASSET IMPAIRMENT CHARGE

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated future cash flows (undiscounted and without interest charges) estimated to be generated by those assets are less than the assets' carrying value. SFAS No. 121 also requires that when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any goodwill that arose as part of the transaction must be included as part of the asset grouping. In accordance with SFAS No. 121, the Company reviews long-lived assets whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. As a result of the performance of the Company's Elrick & Lavidge ("E&L") marketing research division since its acquisition (in a purchase accounting transaction) by IQI in July 1997, the Company has performed an analysis (based on E&L's estimated future cash flows) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, it was determined that the carrying value of the goodwill associated with the purchase of E&L has been impaired. Accordingly, in the quarter ended March 31, 1999, the Company adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20.4 million, which reduced the amount of goodwill on the Company's balance sheet. This reduction is expected to result in a decrease in the Company's goodwill amortization expense of approximately $1.1 million annually.

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

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                               -----------------------------      -----------------------------
                                                   1998            1999               1998            1999
                                               -------------   -------------      -------------   -------------
REVENUES:
    Teleservices                                   $ 38,891        $ 52,070           $ 73,085       $ 108,179
    Marketing research services                       7,952           5,953             15,971          11,660
                                               -------------   -------------      -------------   -------------
      Total                                        $ 46,843        $ 58,023           $ 89,056       $ 119,839
                                               =============   =============      =============   =============

OPERATING INCOME (LOSS):
    Teleservices                                   $  1,514        $ (4,473)          $  2,017       $  (6,658)
    Marketing research services                         437            (548)               950          (1,082)
    Asset impairment charge                               -               -                  -         (20,399)
    Restructuring and other charges                       -               -                  -            (541)
                                               -------------   -------------      -------------   -------------
      Total                                        $  1,951        $ (5,021)          $  2,967       $ (28,680)
                                               =============   =============      =============   =============

DEPRECIATION AND AMORTIZATION:
    Teleservices                                   $  1,812        $  2,911           $  3,419       $   5,880
    Marketing research services                         163             155                362             326
    Acquisition goodwill amortization                   646             596              1,217           1,469
                                               -------------   -------------      -------------   -------------
      Total                                        $  2,621        $  3,662           $  4,998       $   7,675
                                               =============   =============      =============   =============

                                                                                          AS OF JUNE 30,
                                                                                  -----------------------------
                                                                                      1998            1999
                                                                                  -------------   -------------
TOTAL ASSETS:
    Teleservices                                                                     $  96,166       $ 140,615
    Marketing research services                                                         15,345          15,268
                                                                                  -------------   -------------
      Total                                                                          $ 111,511       $ 155,883
                                                                                  =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Merger has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Reported financial results reflect the Merger and are those of IQI for the periods ended June 30, 1998 and of the combined company on a purchase accounting basis for the periods ended June 30, 1999. See "Notes to Unaudited Consolidated Financial Statements - 2. The Merger."

         The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods ended June 30, 1999. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.


RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                          -----------------------------       -----------------------------
                                                             1998             1999               1998             1999
                                                          ------------     ------------       ------------     ------------
Revenues                                                       100.0%           100.0%             100.0%           100.0%
Cost of services, excluding depreciation
  and amortization shown below                                  65.2%            74.3%              64.7%            72.4%
                                                          ------------     ------------       ------------     ------------
     Gross profit                                               34.8%            25.7%              35.3%            27.6%
Selling, general and administrative expenses                    25.0%            28.0%              26.3%            27.7%
Depreciation                                                     4.2%             5.3%               4.2%             5.2%
Acquisition goodwill amortization                                1.4%             1.0%               1.4%             1.2%
Asset impairment charge                                             -                -                  -            17.0%
Restructuring and other non-recurring charges                       -                -                  -             0.5%
                                                          ------------     ------------       ------------     ------------
     Total operating expenses                                   30.6%            34.3%              32.0%            51.6%
                                                          ------------     ------------       ------------     ------------
Operating income (loss)                                          4.2%            (8.7%)              3.3%           (23.9%)
Interest expense, net                                            2.6%             3.2%               2.7%             3.0%
                                                          ------------     ------------       ------------     ------------
Income (loss) before income taxes                                1.6%           (11.8%)              0.6%           (26.9%)
Income tax expense (benefit)                                     0.8%            (4.2%)              0.7%            (3.3%)
                                                          ------------     ------------       ------------     ------------
     Net income (loss)                                           0.7%            (7.7%)             (0.1%)          (23.6%)
                                                          ============     ============       ============     ============

         The Company experienced a net loss of $4.4 million, or 7.7% of revenues, for the quarter ended June 30, 1999 as compared to net income of $0.1 million, or 0.7% of revenues, (a net loss of $1.1 million, or 1.5% of revenues, on a pro forma basis) in the corresponding period in 1998.

         Revenues generated during the quarter increased approximately 24% to $58.0 million from $46.8 million in the second quarter a year ago. The net loss for the quarter was $4.4 million, or $0.08 per share, as compared to net income of $0.3 million, or $.01 per share, in the previous year quarter. Revenues increased $30.8 million, or approximately 35%, to $119.8 million during the six months ended June 30, 1999 as compared to revenues of $89.0 million generated in the prior year period. Including a non-cash asset impairment charge of $20.4 million, or $0.39 per share, and restructuring and other non-recurring charges of $0.5 million ($0.3 million, net of taxes, or $0.01 per share), the Company experienced a net loss of $28.3 million, or $0.54 per share, for the six months ended June 30, 1999 as compared to a net loss of $0.1 million, or nil per share, in the prior year period. Excluding these charges, the net loss for the six month period of 1999 was approximately $7.7 million, or $0.14 per share. Increases in revenues for the quarter and six months ended June 30, 1999 were due to the impact of revenues contributed by ATC subsequent to the merger of IQI and ATC completed on July 9, 1998 (the "Merger").

         On a pro forma basis, revenues decreased 21% for the quarter and approximately 13% for the six month period ended June 30, 1999 versus the prior year periods. These decreases were primarily the result of the curtailment of certain outbound programs by the Company's largest telecommunications client and a large financial services client, and a decline in marketing research revenues. Outbound teleservices revenues declined 38% and 24% for the quarter and six months ended June 30, 1999, respectively, while marketing research revenues dropped 25% and 27% in the same periods. These declines were offset somewhat by 6% and 11% increases in inbound teleservices revenues for the three and six month periods, respectively.

       For the three and six month periods ended June 30, 1998 and 1999, the Company's mix of revenues was as follows:

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30,                            JUNE 30,
                                      -----------------------------       -----------------------------
                                         1998             1999               1998             1999
                                      ------------     ------------       ------------     ------------
Outbound teleservices                       72.4%            43.2%              71.0%            46.9%
Inbound teleservices                        10.6%            46.5%              11.0%            43.4%
                                      ------------     ------------       ------------     ------------
     Teleservices total                     83.0%            89.7%              82.1%            90.3%
Marketing research services                 17.0%            10.3%              17.9%             9.7%
                                      ------------     ------------       ------------     ------------
     Total revenues                        100.0%           100.0%             100.0%           100.0%
                                      ============     ============       ============     ============


         On a pro forma basis, the Company's mix of revenues, for the three and six month periods ended June 30, 1998 and 1999, was as follows:

                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30,                           JUNE 30,
                                      -----------------------------       -----------------------------
                                         1998             1999               1998             1999
                                      ------------     ------------       ------------     ------------
                                      (PRO FORMA)                         (PRO FORMA)
Outbound teleservices                       54.5%            43.2%              54.0%            46.9%
Inbound teleservices                        34.7%            46.5%              34.3%            43.4%
                                      ------------     ------------       ------------     ------------
     Teleservices total                     89.2%            89.7%              88.3%            90.3%
Marketing research services                 10.8%            10.3%              11.7%             9.7%
                                      ------------     ------------       ------------     ------------
     Total revenues                        100.0%           100.0%             100.0%           100.0%
                                      ============     ============       ============     ============

         Approximately 18% of the Company's revenues during the quarter ended June 30, 1999 were generated by the Company's largest telecommunications client and approximately 17% by its largest financial services client as compared to approximately 33% and nil (27% and 9%, on a pro forma basis), respectively, in the quarter ended June 30, 1998. For the six months ended June 30, 1999, approximately 20% of the Company's revenues were generated by the Company's largest telecommunications client and approximately 16% by its largest financial services client as compared to approximately 32% and nil (27% and 9%, on a pro forma basis), respectively, in the same period in 1998.

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

         As part of the Company's site migration plan, Aegis opened two new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona during the second quarter. These centers perform work that was being done in the Company's Addison, Texas facility, which was closed in August 1999. Also during the quarter, Aegis transitioned business and employees from its Euless, Texas center to existing facilities in Arlington, Texas and Irving, Texas. The Company's site strategy and center migration plan focuses on locating client service centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated.

         During the second quarter, the Company expanded its inbound customer service relationship with its largest client. Under this addition to an existing master agreement, Aegis has begun performing critical customer care functions, including the handling of inbound orders and inquiries, for this client's growing consumer customer base. This new offering is expected to require the use of more than 500 workstations, which will be located in Aegis client service centers in Irving and Los Angeles, and is in addition to the inbound teleservices Aegis recently began providing for this client's small business customers from its Fairmont, West Virginia facility. The Company no longer furnishes traditional, hourly-rate outbound telemarketing for this client. As such, all services now provided to this client are either inbound or pay-for-performance outbound. Under an exclusive arrangement, the Company also began providing 24-hours-a-day, 7-days-a-week inbound customer service and order processing for WingspanBank.com, a major financial institution's Internet-based, one-stop suite of financial services.

         Also during the quarter, Aegis' Elrick & Lavidge Marketing Research ("E&L") division introduced a series of syndicated information products that will feature the role of e-commerce in both consumer and business purchasing. E&L also entered into an alliance with Digital Marketing Services, a firm specializing in online data collection and majority owned by America Online. Through this arrangement, E&L now offers clients access to America Online's representative subscriber base of 17 million members.

         For the quarter ended June 30, 1999, gross profit earned on revenues decreased approximately $1.4 million, or 8.6%, from the quarter ended June 30, 1998. The decrease in gross profit is primarily due to one-time costs associated with the migration of business (the "migration costs") from the Addison, Texas client service center to new centers in Sierra Vista, Arizona and St. Joseph, Missouri. Gross profit for the six months ended June 30, 1999 increased approximately $1.7 million, or 5.4%, primarily due to the addition of ATC's revenues and gross profit, on a purchase accounting basis, as a result of the Merger. Gross profit as a percentage of revenues ("gross margin") for the quarter and six months ended June 30, 1999 was 25.7% and 27.6%, respectively, as compared to 34.8% and 35.3% in the comparable prior year periods. The decreases in gross margin are primarily due to a decline in capacity utilization from the prior year periods resulting from lower volumes of business from the Company's two largest telecommunications clients, a large financial services client and our marketing research division, and the impact of migration costs incurred in the second quarter of 1999. The site migration associated with these costs is now complete.

         Selling, general and administrative ("SG&A") expenses increased $4.5 million, or 38.7%, in the quarter and $9.7 million, or 41.4%, in the six months ended June 30, 1999 versus the comparable periods of 1998. As a percentage of revenues, SG&A expenses for the quarter and six months ended June 30, 1999 were 28.0% and 27.7%, respectively, versus 25.0% and 26.3% in the comparable three and six month periods of 1998, respectively. The increases in SG&A expenses and SG&A expenses as a percentage of revenues are primarily attributable to the Merger with ATC. On a pro forma basis, SG&A expenses decreased approximately $1.8 million, or 9.7%, in the quarter and approximately $2.1 million, or 5.8%, in the six months ended June 30, 1999 as compared to the previous year periods. These decreases were primarily due to post-Merger reductions in redundant overhead and lower than anticipated business volumes.

         Depreciation and amortization expenses increased $1.0 million, or 39.7%, in the quarter and approximately $2.7 million, or 53.6%, in the six months ended June 30, 1999 as compared to the prior year periods. As a percentage of revenues, depreciation and amortization expense was 6.3% in the quarter and 1999 and 6.4% in the first six months of 1999 versus 5.6% in the prior year periods. The increases in depreciation and amortization expense as a percentage of revenues are due to the addition of ATC's depreciation and amortization expenses subsequent to the Merger, additional amortization expense resulting from the goodwill recorded in the Merger, and additional depreciation resulting from investments in three new client service centers completed since the first quarter of 1998.

         As a result of the performance of the Company's Elrick & Lavidge ("E&L") marketing research division since its acquisition by IQI in July 1997, the Company performed an analysis (based on E&L's estimated future cash flows) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, it was determined that the carrying value of the goodwill associated with the purchase of E&L has been impaired. Accordingly, in the first quarter of 1999, the Company adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20.4 million, which reduced the amount of goodwill on the Company's balance sheet by a corresponding amount. This reduction is expected to result in a decrease in the Company's goodwill amortization expense of approximately $1.1 million annually.

         On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13.0 million related to the Merger. Restructuring and other related non-recurring charges must be matched to the time periods in which associated restructuring actions are taken. Accordingly, the Company recorded pre-tax charges of $8.4 million ($5.2 million, net of taxes) in the year ended December 31, 1998 and $0.5 million ($0.3 million, net of taxes) in the first quarter of 1999, as part of the total restructuring. These charges were primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. Management believes that all Merger-related restructuring efforts have been completed and all related charges recorded. The Company does not anticipate recognizing additional Merger-related restructuring charges in 1999 and none were recorded in the quarter ended June 30, 1999.

         Net interest expense increased $0.6 million, or 51.5%, in the second quarter and $1.2 million, or 47.4%, in the first six months of 1999 versus the same periods in 1998, due to increased utilization of the Company's revolving line of credit and the assumption of additional subordinated indebtedness.

         The Company's statutory state and federal income tax benefit rate for the quarter and six months ended June 30, 1999 was approximately 39.0%. The Company's effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of the Company's goodwill amortization expense and the asset impairment charge. The non-deductibility of goodwill amortization expense resulted in income tax expense in the second quarter and first six months of 1998 despite a reported pre-tax loss.

         Management knows of no trends or uncertainties other than those mentioned above that are expected to have a material favorable or unfavorable impact on operating results.


LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------------------
                                                                     1998                   1999
                                                                 --------------        ---------------
Net cash provided by (used in) operating activities                    $ 6,221               $ (7,477)
Net cash used in investing activities                                   (5,616)                (7,115)
Net cash provided by (used in) financing activities                      1,320                  4,720
                                                                 --------------        ---------------
     Net change in cash and cash equivalents                           $ 1,925               $ (9,872)
                                                                 ==============        ===============

     The Company has historically utilized cash flow from operations, available borrowing capacity under its credit facilities, and subordinated indebtedness from its shareholders (primarily Thayer Equity Investors III, L.P. ("Thayer")) to meet its liquidity needs. Management believes the Company currently has the liquidity and access to working capital to meet its near-term cash flow demands through operating income and borrowings under the Credit Agreement as amended on August 6, 1999 (see discussion of credit facility below).

         During the six months ended June 30, 1999, net cash provided by operating activities decreased approximately $13.7 million, or 220.2% versus the prior year period primarily due to losses from operations and increases in the Company's accounts receivable.

         Cash used in investing activities during the first six months of 1999 totaled $7.1 million, representing a $1.5 million, or 26.7%, increase from the first six months of 1998. These expenditures primarily consisted of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of the Company's operations including the build-out of two new client service centers in the second quarter of 1999 and the upgrade or replacement of workstations in the Company's existing facilities. Capital expenditures during the last twelve months totaled $14.0 million and have been funded primarily with proceeds from bank borrowings and subordinated indebtedness provided by Thayer.

         During the six months ended June 30, 1999, financing activities included net payment activity under the Company's credit facility and the receipt of approximately $5.7 million of additional subordinated indebtedness provided by Thayer. (See discussion of credit facility and subordinated indebtedness below).

CREDIT FACILITY

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

         On March 31, 1999, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which provided for new levels for existing financial covenants and a new covenant related to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At June 30, 1999, Aegis was in not in compliance with certain of its financial covenants contained in the Third Amendment.

         On August 6, 1999, the Company entered into the Fourth Amendment to its Credit Agreement (the "Fourth Amendment") with Scotiabank and CSFB whereby Scotiabank and CSFB committed to provide the Company an additional $7.5 million in term debt, resulting in a total facility of approximately $68.0 million, and waived the Company's defaults under certain of the covenants through August 31, 1999. The Company is currently negotiating an amendment of its Credit Agreement, which Management believes would cure the Company's defaults and extend the Credit Agreement's term beyond August 31, 1999. The proceeds of the additional loan will be used for the Company's general corporate and working capital needs. As part of the

Fourth Amendment, Thayer agreed to guarantee the Company's indebtedness. As part of the Fourth Amendment, Thayer agreed to guarantee the Company's additional $7.5 million of indebtedness. In consideration of such guarantee, the Company issued Thayer a warrant to purchase up to 800,000 shares of the Company's Common Stock, exercisable only if the guarantee is drawn upon and at an exercise price based on the then market price of such stock.

SUBORDINATED INDEBTEDNESS

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

         In an effort to reduce debt and improve the Company's balance sheet, effective June 30, 1999, a group led by the Company's largest shareholder, Thayer Equity Investors III, L.P. (the "Thayer-led group"), agreed to convert approximately $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the conversion date.

NOTE RECEIVABLE

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

GROWTH STRATEGIES

         In addition to traditional growth strategies, management has been pursuing opportunities for growth through merger with or acquisition of other teleservices companies. From time to time, Aegis engages in discussions with potential merger or acquisition candidates. Although there can be no assurances that any proposed merger or acquisition will be successfully completed, management requires that any candidate fit the Company's corporate and operating strategies. Subsequent to the end of the quarter, on July 30, 1999, the Company announced that it had engaged Merrill Lynch & Co. to assist the Company's Board of Directors in conducting a comprehensive review of strategic alternatives to enhance shareholder value. Aegis is evaluating various possibilities, including a private placement of preferred or common stock to raise equity for working capital and other purposes, a merger, the sale of a division or assets, a joint venture or strategic alliance, or other business combination.

         The Company primarily operates in the teleservices industry, which is a fast-growing, highly competitive industry. As such, the Company continues to implement its site strategy and center migration plan, which focuses on locating client service centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated. Company growth and continued implementation of this site strategy will necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with the Company's existing facilities. To that end, Aegis opened two new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona in the second quarter of 1999. Management does not anticipate opening additional new centers in 1999.

         Although no assurances can be made in this regard, management anticipates that, based on the Company's ability to secure such financing to date, the Company should be able to secure debt or equity funding for its future working capital needs, the capital equipment requirements of future client service center facilities and potential acquisition opportunities.


YEAR 2000 UPDATE

GENERAL

         Aegis' company-wide Year 2000 Project (the "Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (the "Year 2000 Issue"). In 1998, Aegis began the Project to determine the level of its Year 2000 compliance and to plan for the remediation of any non-compliant systems or infrastructure. The Project has focused most intently on production systems upon which the Company is dependent for the provision of services and the generation of revenue. As of August 13, 1999, the Company has determined that remediation of its production systems is substantially complete, except for the full "end-to-end" testing of systems connected to or shared with suppliers and clients. (See discussion of the suppliers and clients category below). The Company anticipates that its production systems will be fully Year 2000 compliant by the end of the third quarter of 1999. Any remaining business software programs or hardware systems are expected to be made Year 2000 compliant through the Project, including those supplied by vendors, or they will be retired or supplanted by a contingency plan. In the fourth quarter of 1998, the Company began contingency planning for the impact of the Year 2000 Issue that may occur despite efforts to remediate and mitigate such impact. Such contingency planning was complete as of August 13, 1999. The contingency planning effort included the amendment of the Company's disaster recovery plans to include
Year 2000 contingencies. None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 Project.

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

         The inventory and priority assessment phases of each section of the Project have been completed. The remediation phase, including repair and replacement, is substantially complete. Material items are those believed by the Company to have a risk that may affect revenues and related cash flows. The Company, its Year 2000 consultants and certain of its technology suppliers are performing the testing phases of the Project.

         The Production Platform category consists of hardware and systems software used to directly produce revenue and is typically client specific. The remediation of this category is complete. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. In addition, in the normal course of operations, production systems may require frequent modifications to conform to changing client specifications. At such times, regression testing is performed. All activities related to the Production Platform, including definition, testing and implementation of Year 2000-ready products, were complete as of August 13, 1999. Contingency planning for this category commenced in the first quarter of 1999 and was complete as of August 13, 1999.

         The Support Systems category includes hardware and software systems and applications used administratively and in support of the production systems and software applications described above. The remediation of the Support Systems requires either the conversion of those systems and software that are not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase of this category was complete as of June 30, 1999. The testing phase was conducted as the software was replaced and was also complete as of June 30, 1999. Contingency planning for this category began in the first quarter of 1999 and was complete as of August 13, 1999.

         The infrastructure and facilities category consists of hardware and systems software used in the Company's networking and systems back-up infrastructure and Aegis' physical facilities. The remediation of this category was complete as of August 13, 1999. The testing phase is ongoing as hardware or systems software is remediated, upgraded or replaced. All activities related to the infrastructure and facilities category were complete as of August 13, 1999. Contingency planning for this category commenced in the first quarter of 1999 and was complete as of August 13, 1999.

         The suppliers and clients category includes the process of identifying and prioritizing critical suppliers and clients at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 Issue. Detailed evaluations of the most critical third parties have been initiated. The process of evaluating these suppliers and clients began in the third quarter of 1998 and was complete as of August 13, 1999, with follow-up reviews scheduled through the remainder of 1999. These evaluations were followed by the development of contingency plans as necessary. Contingency planning for this category commenced in the first quarter of 1999 and was complete as of August 13, 1999. The Company has begun planning with its largest clients to conduct full "end-to-end" testing of connected or shared systems where appropriate. This testing is expected to be complete by the end of the third quarter of 1999.

COSTS

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $2.1 million. This total does not include estimates of liability for non-compliance, if any. The total amount expended on the Project through August 13, 1999, was approximately $2.0 million.

RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 Issue and, in particular, about the Year 2000 compliance and readiness of its material suppliers and clients. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

FORWARD LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company's reliance on certain major clients; the ability of new contracts or products to produce material revenues; realizing cost reductions as a result of the Company's site migration plan and renegotiated telecommunications tariff; the successful combination of anticipated revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company's labor force; reliance on technology; telephone service dependence;
and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings from time to time.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended June 30, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

         Other than ordinary routine litigation incidental to its businesses neither Aegis nor its subsidiaries are parties to, nor are their properties the subject of, any material pending legal proceedings. From time to time, Aegis is involved in litigation incidental to its business. Aegis believes that such litigation, individually or in the aggregate, is not likely to have a material adverse effect on our results of operations or financial condition.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed herewith).

4.10 Series D and E Preferred Stock Certificate of Designation (filed herewith).

10.25 Securities Exchange Agreement entered into as of June 30, 1999 by and among Aegis Communications Group, Inc., Thayer Equity Investors III, L.P., Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust and ITC Service Company (filed herewith).

10.26 Amendment, dated as of June 30, 1999, to the Registration Rights Agreement, dated as of July 9, 1998, by and among Aegis Communications Group, Inc., Thayer Equity Investors III, L.P., Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust and ITC Service Company (filed herewith).

10.27 Series Four Warrant to Purchase Shares of Common Stock of Aegis Communications Group, Inc. issued to Thayer Equity Investors III, L.P., Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust and ITC Service Company dated June 30, 1999 (filed herewith).

10.28 Series Five Warrant to Purchase Shares of Common Stock of Aegis Communications Group, Inc. issued to Thayer Equity Investors III, L.P. dated June 30, 1999 (filed herewith).

10.29 Fourth Amendment, dated as of August 6, 1999, to the Second Amended and Restated Credit Agreement, dated as of July 9, 1998, by and among IQI, Inc., Aegis Communications Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (filed herewith).

10.30 Parent Guaranty, dated as of August 6, 1999, made by Thayer Equity Investors III, L.P. pursuant to the Fourth Amendment to the Second Amended and Restated Credit Agreement, in favor of each of the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (filed herewith).

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


                                       AEGIS COMMUNICATIONS GROUP, INC.
                                       (The Registrant)


Dated:   August 16, 1999               By:   /s/ MATTHEW S. WALLER
                                          -------------------------------------
                                          Matthew S. Waller
                                          Chief Financial Officer

EXHIBITS  INDEX


EXHIBIT NUMBER           DESCRIPTION OF EXHIBIT

Exhibit 3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed herewith).

Exhibit 4.10 Series D and E Preferred Stock Certificate of Designation (filed herewith).

Exhibit 10.25            Securities Exchange Agreement entered into as of
                         June 30, 1999 by and among Aegis Communications Group, Inc., Thayer Equity Investors III, L.P., Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust and ITC Service Company (filed herewith).

Exhibit 10.26 Amendment, dated as of June 30, 1999, to the Registration Rights Agreement, dated as of July 9, 1998, by and among Aegis Communications Group, Inc., Thayer Equity Investors III, L.P., Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust and ITC Service Company (filed herewith).

Exhibit 10.27 Series Four Warrant to Purchase Shares of Common Stock of Aegis Communications Group, Inc. issued to Thayer Equity Investors III, L.P., Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust and ITC Service Company dated June 30, 1999 (filed herewith).

Exhibit 10.28 Series Five Warrant to Purchase Shares of Common Stock of Aegis Communications Group, Inc. issued to Thayer Equity Investors III, L.P. dated June 30, 1999 (filed herewith).

Exhibit 10.29 Fourth Amendment, dated as of August 6, 1999, to the Second Amended and Restated Credit Agreement, dated as of July 9, 1998, by and among IQI, Inc., Aegis Communications Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (filed herewith).

Exhibit 10.30 Parent Guaranty, dated as of August 6, 1999, made by Thayer Equity Investors III, L.P. pursuant to the Fourth Amendment to the Second Amended and Restated Credit Agreement, in favor of each of the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (filed herewith).

Exhibit 27.1             Financial Data Schedule (filed herewith).