Form 10-Q/A
period 1998-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 1999-11-09
CIK 778426

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A


                                   Amendment No. 1


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

REASON FOR AMENDMENT


     The undersigned registrant hereby amends in its entirety Part I of its quarterly report on Form 10-Q for the quarterly period ended September 30, 1998.


     The Company has restated its September 30, 1998 and subsequent financial statements in accordance with Emerging Issues Task Force Topic No. D-60 to reflect a beneficial conversion feature contained in the subordinated debt issued in July 1998. This beneficial conversion feature resulted in a non-cash interest expense charge of $3.1 million at the issuance date of the debt. See Note 3 to the financial statements included herein.

                           AEGIS COMMUNICATIONS GROUP, INC.

                                  SEPTEMBER 30, 1998


                                  TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                 December 31, 1997 and September 30, 1998 (Restated)
                 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .  3-4

               Unaudited Consolidated Statements of Operations
                 Three and Nine Months Ended September 30, 1997
                 and September 30, 1998 (Restated) . . . . . . . . . . . . . . 5

               Unaudited Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1997
                 and September 30, 1998 (Restated) . . . . . . . . . . . . . . 6

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

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .21

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . 21-22

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 22-23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24


                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           AEGIS COMMUNICATIONS GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   DECEMBER 31,             SEPTEMBER 30,
                                                                                       1997                     1998
                                                                                   ------------             -------------
                                                                                                             (Restated)
                                                                                                             (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                      $       5,288            $       7,020
    Accounts receivable, less allowance for doubtful accounts                             21,209                   54,014
    Unbilled accounts receivable, net                                                      4,367                    4,590
    Notes receivable -- related parties                                                        -                    2,157
    Current deferred tax assets                                                            1,415                    1,632
    Prepaid expenses and other current assets                                              2,720                    3,145
                                                                                   -------------            -------------
         Total current assets                                                             34,999                   72,558

Property and equipment, net of accumulated depreciation
    of $11,813 in 1997 and $17,924 in 1998                                                21,623                   33,770

Cost in excess of net assets acquired, net of accumulated
    amortization of $1,647 in 1997 and $3,650 in 1998                                     43,558                   72,310

Deferred tax assets                                                                            -                    6,398

Deferred financing costs, net                                                              1,242                    1,987

Other assets                                                                                 314                    2,127
                                                                                   -------------            -------------
                                                                                   $     101,736            $     189,150
                                                                                   -------------            -------------
                                                                                   -------------            -------------



                               See accompanying notes.

                           AEGIS COMMUNICATIONS GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 DECEMBER 31,            SEPTEMBER 30,
                                                                                    1997                      1998
                                                                                 ------------            -------------
                                                                                                          (Restated)
                                                                                                          (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

      Current portions of long-term obligations                                $       1,101            $       2,313

      Due to shareholders                                                              1,908                        -

      Deferred income                                                                  3,262                    2,290

      Accounts payable and other accrued liabilities                                   5,535                   17,550

      Accrued compensation expense                                                     4,543                   10,577

      Other current liabilities                                                        1,026                      571
                                                                               -------------            -------------
           Total current liabilities                                                  17,375                   33,301

Revolving line of credit                                                              15,000                   27,100

Long-term obligations, net of current portions                                        35,257                   36,503

Subordinated indebtedness due to affiliates                                            1,000                   11,885

Other long-term liabilities                                                            2,531                    3,043

Commitments and contingencies                                                              -                        -

Shareholders' equity:

      Preferred stock, $.01 par value, 1,000,000 shares
           authorized; 29,778, $.36 cumulative Series B shares
           issued and outstanding in 1998                                                  -                        0

      Common stock, $.01 par value, 100,000,000 shares
           authorized; 29,865,951 and 52,284,374 shares
           issued and outstanding at December 31, 1997
           and September 30, 1998, respectively                                            3                      523

      Treasury stock                                                                       -                   (1,421)

      Additional paid-in capital (Restated-Note 3)                                    28,321                   81,120

      Cumulative translation adjustment                                                   13                       32

      Retained earnings (deficit) (Restated-Note 3)                                    2,236                   (2,936)
                                                                               -------------            -------------
           Total shareholders' equity                                                 30,573                   77,318
                                                                               -------------            -------------
                                                                               $     101,736            $     189,150
                                                                               -------------            -------------
                                                                               -------------            -------------


                               See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                  --------------------             ---------------------
                                                     1997        1998                1997         1998
                                                  -----------  --------            --------    ---------
                                                              (Restated)                      (Restated)
Revenues                                           $ 39,278    $ 73,337            $ 91,764    $ 162,393
Cost of services, excluding depreciation
and amortization shown below                         25,947      49,666              59,880      107,056
                                                   --------    --------            --------    ---------
     Gross profit                                    13,331      23,671              31,884       55,337
Selling, general and administrative expenses         10,437      17,063              24,900       40,764
Depreciation                                          1,174       3,114               2,919        6,894
Acquisition goodwill amortization                       600         803               1,036        2,020
Restructuring and other charges                           -       3,624                   -        3,624
                                                   --------    --------            --------    ---------
     Total operating expenses                        12,211      24,604              28,855       53,302
                                                   --------    --------            --------    ---------
     Operating income (loss)                          1,120        (933)              3,029        2,035
Interest expense, net                                 1,130       1,723               2,307        4,152
Non-cash interest expense (Restated-Note 3)               -       3,092                   -        3,092
                                                   --------    --------            --------    ---------
     Income (loss) before income taxes (Restated-
     Note 3)                                            (10)     (5,748)                722       (5,209)
Income tax expense (benefit)                            292        (695)                870          (37)
                                                   --------    --------            --------    ---------
     Net loss (Restated-Note 3)                    $   (302)   $ (5,053)           $   (148)   $  (5,172)
                                                   --------    --------            --------    ---------
                                                   --------    --------            --------    ---------

Basic and diluted loss per common share
(Restated-Note 3)                                  $  (0.01)   $  (0.10)           $  (0.01)   $   (0.14)
                                                   --------    --------            --------    ---------
                                                   --------    --------            --------    ---------
Basic and diluted weighted average
common shares outstanding                            28,797      51,726              26,560       37,154


                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      --------------------------
                                                                         1997             1998
                                                                      ---------         --------
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss (Restated-Note 3)                                        $    (148)      $  (5,172)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Depreciation and amortization                                     3,955           8,914
        Assets written-off                                                    -           2,503
        Non-cash interest expense (Restated-Note 3)                           -           3,092
        Other                                                                 -              42
        Changes in operating assets and liabilities                      (1,964)         (8,140)
                                                                      ---------       ---------
        Net cash provided by operating activities                         1,843           1,239

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (3,722)         (7,403)
    Acquisition costs, ATC                                                    -          (3,943)
    Net cash acquired from ATC                                                -             296
    Acquisition of InterServ                                            (15,776)              -
                                                                      ---------       ---------
        Net cash used in investing activities                           (19,498)        (11,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net                                    24,963           3,822
    Proceeds from affiliate debt                                              -          10,772
    Principal payments on long-term debt                                 (6,200)         (1,397)
    Payments on capital lease obligations                                  (181)         (1,025)
    Proceeds from exercise of stock options                                   -             239
    Deferred financing costs                                               (650)           (888)
                                                                      ---------       ---------
        Net cash provided by financing activities                        17,932          11,523

Effect of exchange rate on cash                                               -              20

Net increase in cash and cash equivalents                                   277           1,732

Cash and cash equivalents at beginning of period                          2,250           5,288
                                                                      ---------       ---------
Cash and cash equivalents at end of period                            $   2,527       $   7,020
                                                                      ---------       ---------
                                                                      ---------       ---------
Supplemental information on non-cash transactions:
    Issuance of stock to effect acquisition of ATC                    $       -       $  45,320


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
                                   ========                                    ========        =======                  ========

(FOOTNOTES APPEAR ON FOLLOWING PAGE)

                      AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997 AND 1998

                     AEGIS COMMUNICATIONS GROUP, INC.
       UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Historical                             Aegis
                                                IQI          ATC       Adjustments     Pro Forma
                                             --------      -------     -----------     ----------
                                            (Restated)                                 (Restated)
Revenues                                     $136,337      $74,000      $      -         $210,337
Cost of services                               87,955       53,806             -          141,761
                                             --------      -------      --------         --------
    Gross profit                               48,382       20,194             -           68,576
Operating expenses                             35,015       17,702             -           52,717
Depreciation                                    5,787        3,225             -            9,012
Acquisition goodwill amortization               1,713           62           861 (6)        2,636
Restructuring and other charges                     -            -         3,624            3,624
                                             --------      -------      --------         --------
      Operating income (loss)                   5,867         (795)       (4,485)             587
Interest expense, net                           3,835          902           475 (7)        5,212
Non-cash interest expense (Restated-
Note 3)                                         3,092            -             -            3,092
Litigation settlement                               -        1,900             -            1,900
                                             --------      -------      --------         --------
      Loss before income taxes (Restated-
      Note 3)                                  (1,060)      (3,597)       (4,960)          (9,617)
Income tax expense (benefit)                    1,498       (1,270)       (1,537)(8)       (1,309)
                                             --------      -------      --------         --------
      Net loss (Restated-Note 3)             $ (2,558)     $(2,327)     $ (3,423)        $ (8,308)
                                             ========      =======      ========         ========
Loss per share (Restated-Note 3)             $  (0.09)     $ (0.11)                      $  (0.16)
                                             ========      =======                       ========
Weighted average shares
outstanding (9)                                29,954       21,519                         51,473
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

                       AEGIS COMMUNICATIONS GROUP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 AND 1998

                                                                                     INTEREST EXPENSE
                                                                             --------------------------------
                                                                  AMOUNT        YEAR             NINE MONTHS
                                                     AVERAGE   OUTSTANDING      ENDED              ENDED
                                                    INTEREST    AT CLOSING   DECEMBER 31,       SEPTEMBER 30,
                                                      RATE      OF MERGER       1997                1998
                                                    --------   -----------   ------------       -------------
     Additional bank loan to IQI                      8.25%      $ 4,600        $ 379             $ 285
     Additional subordinated indebtedness            12.00%        6,827          819               614
     Refinance indebtedness of Advanced               8.75%       (8,623)        (754)             (566)
     Repay Advanced term loan                         9.00%         (222)         (20)              (15)
     Additional amortization of deferred
         financing costs                                                            99               74
                                                                                 -----            -----
     Increase in interest expense                                                $ 523            $ 392
     Decrease in interest income related to
         repayment of borrowings by
         Chairman of ATC                                                           110               82
                                                                                 -----            -----
     Net increase in interest expense                                            $ 633            $ 474
                                                                                 -----            -----
                                                                                 -----            -----

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


3.  EFFECT OF RESTATEMENT


     The Company has restated its September 30, 1998 and subsequent financial statements in accordance with Emerging Issues Task Force Topic No. D-60 to reflect a beneficial conversion feature contained in the subordinated debt issued to Thayer Equity in July 1998. This beneficial conversion feature, which was not originally recognized, resulted in a non-cash interest expense charge of $3.1 million at the issuance date of the debt.


     In connection with the restatement, the Company determined the fair value of the beneficial conversion feature to be $3.1 million based on its fair value at the issuance date and recorded the discount for the beneficial conversion feature as paid-in capital. As the $8.7 million in subordinated debt was immediately convertible upon issuance, the Company recognized $3.1 million in non-cash interest expense in the quarter ended September 30, 1998. There was no impact to the Company's tax provision for the quarter ended September 30, 1998 as the beneficial conversion feature represents a permanent difference for tax purposes.


     The restatements of the 1998 financial statements for the matter described above had no effect on the Company's total assets or total liabilities and shareholders' equity. The Company's additional paid-in capital, retained earnings, net loss and basic and diluted loss per common share for the three and nine months ended September 30, 1998, as previously reported and as restated, are as follows:



                                                                  THREE MONTHS          NINE MONTHS
                                                                     ENDED                 ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                      1998                  1998
                                                                  -------------         --------------
Net loss - previously reported                                    $     (1,961)         $      (2,080)
Adjustment related to beneficial
   conversion feature on convertible subordinated debt                  (3,092)                (3,092)
                                                                  -------------         --------------
   As restated                                                    $     (5,053)         $      (5,172)
                                                                  -------------         --------------
                                                                  -------------         --------------
Net loss per share (basic and diluted) - previously reported      $      (0.04)         $       (0.06)
                                                                  -------------         --------------
                                                                  -------------         --------------
Net loss per share (basic and diluted) - as restated              $      (0.10)         $       (0.14)
                                                                  -------------         --------------
                                                                  -------------         --------------

                                                                  September 30,
                                                                      1998
                                                                  -------------
Additional paid-in capital - previously reported                  $      78,028
Adjustment related to beneficial conversion
   feature on convertible subordinated debt                               3,092
                                                                  -------------
   As restated                                                    $      81,120
                                                                  -------------
                                                                  -------------
Retained earnings - previously reported                           $         156
Adjustment related to beneficial conversion
   feature on convertible subordinated debt                              (3,092)
                                                                  -------------
   As restated                                                    $      (2,936)
                                                                  -------------
                                                                  -------------


                        AEGIS COMMUNICATIONS GROUP, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1998


4.  RESTRUCTURING AND OTHER CHARGES


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated - Note 3)

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


RESULTS OF OPERATIONS

     The following table sets forth statements of operations data as a percentage of revenues for the periods indicated:


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                             ------------------------             ------------------------
                                                              1997              1998               1997              1998
                                                             ------            ------             ------            ------
                                                                             (Restated)                           (Restated)
Revenues                                                     100.0%            100.0%             100.0%            100.0%
Cost of services, excluding depreciation
and amortization shown below                                  66.1%             67.7%              65.3%             65.9%
                                                             ------            ------             ------            ------
Gross profit                                                  33.9%             32.3%              34.7%             34.1%
Selling, general and administrative expenses                  26.6%             23.3%              27.1%             25.1%
Depreciation                                                   3.0%              4.3%               3.2%              4.3%
Acquisition goodwill amortization                              1.5%              1.1%               1.1%              1.2%
Restructuring and other charges                                  -               4.9%                 -               2.2%
                                                             ------            ------             ------            ------
     Total expenses                                           31.1%             33.6%              31.4%             32.8%
                                                             ------            ------             ------            ------
Operating income (loss)                                        2.8%             (1.3%)              3.3%              1.3%
Interest expense, net                                          2.9%              2.3%               2.5%              2.6%
Non-cash interest expense (Restated-Note 3)                       -               4.2%                 -               1.9%
                                                             ------            ------             ------            ------
Income (loss) before income taxes (Restated-Note 3)           (0.1%)            (7.8%)              0.8%             (3.2%)
Income tax expense (benefit)                                   0.7%             (1.0%)              1.0%             (0.0%)
                                                             ------            ------             ------            ------
     Net income (loss) (Restated-Note 3)                      (0.8%)            (6.9%)             (0.2%)            (3.2%)
                                                             ------            ------             ------            ------
                                                             ------            ------             ------            ------



      The Company experienced a net loss of approximately (Restated) $5.1 million, or 6.9% of revenues, for the quarter and a net loss of approximately $5.2 million, or 3.2% of revenues, for the nine months ended September 30, 1998. Excluding $3.6 million ($2.3 million, net of taxes) in merger-related restructuring and other charges and $3.1 million in non-cash interest expense, the Company experienced net income of $304,000 in the quarter and

$184,000 during the nine months ended September 30, 1998 as compared to net losses of $302,000 and $148,000 in the prior year periods.

     Revenues generated during the quarter increased approximately 87% to $73.3 million from $39.3 million in the third quarter a year ago. The increase in revenues for the quarter was due primarily to the impact of revenues contributed by ATC subsequent to the merger of IQI and ATC on July 9, 1998 (the "Merger"). For the nine months ended September 30, 1998, revenues increased $70.6 million, or 77%, to $162.4 million during the nine months ended September 30, 1998 as compared to revenues of $91.8 million generated in the prior year period. The increase in revenues for the nine month period was principally attributable to the impact of revenues contributed by ATC and by InterServ, which was acquired by IQI on July 12, 1997.

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

     Non-cash interest expense related to the beneficial conversion feature in the subordinated debt financing provided by the Thayer-led group in July 1998 was recognized in July 1998. Non-cash interest expense of $3.1 million was recorded at the issuance date. See "Notes to Unaudited Consolidated Financial Statements -- 3. Effect of Restatement".

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


     In connection with the Merger, Thayer provided $6.8 million in subordinated indebtedness (the "Subordinated Indebtedness") as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. This subordinated indebtedness is convertible into shares of the Company's Common Stock at a conversion price of $2.00 per share. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96. See Note 3 to the Unaudited Consolidated Financial Statements regarding the existence of a beneficial conversion feature related to this debt.



     On July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. The Thayer-led group's obligation to fund the debt and the Company's obligation to issue the warrants are subject to customary conditions. The additional indebtedness, when and if drawn, is convertible into the Company's Common Stock at a conversion price of $2.375 per share. See Note 3 to the Unaudited Consolidated Financial Statements regarding the existence of a beneficial conversion feature related to this debt. Such debt would be in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously committed to lend to the Company. As of October 23, 1998, the Company had drawn the full commitment amount of $4.0 million.


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

          Exhibit 27.1   Financial Data Schedule (Restated) (filed herewith).

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



                                       AEGIS COMMUNICATIONS GROUP, INC.
                                       (The Registrant)



Dated: November 8, 1999                By: /s/ Matthew S. Waller
                                          -------------------------------
                                       Matthew S. Waller
                                       Chief Financial Officer



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

Exhibit 27.1      Financial Data Schedule (Restated) (filed herewith).