Form 10-K/A
period 1998-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 1999-11-09
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                                 AMENDMENT NO. 3


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


REASON FOR AMENDMENT


         The Company has restated its 1998 financial statements to account for the beneficial conversion feature related to certain convertible subordinated debt issued in 1998. See Note 3 to the Consolidated Financial Statements.

                                     PART I

ITEM 1.       BUSINESS

INTRODUCTION

         Aegis Communications Group, Inc. (hereinafter referred to as "Aegis" or the "Company") is a leading provider of integrated marketing services. We develop and implement customized communications programs designed to strengthen our clients' relationships with their customers. We provide integrated marketing services to our clients through our two business segments: teleservices and marketing research. Our teleservices offerings include: telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; call center facilities management; order provisioning, which is the transferring of data into our clients' billing systems and customer records; and database management. Our Elrick & Lavidge marketing research division ("E&L") provides our research clients, representing a broad range of industries, with customized marketing research services including customer satisfaction studies, quantitative and qualitative research, new product development and data management. See "Notes to Consolidated Financial Statements
- 19. Segments."

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



                                                                                 FIVE MONTHS
                                                                                    ENDED
                                            YEAR ENDED JULY 31, (1)               DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                   -----------------------------------------    ---------------    -------------------------------
                                      1994           1995           1996           1996 (2)          1997 (3)            1998
                                                                                                                      (Restated)
                                   ------------   ------------   -----------    ---------------    --------------   --------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenues:
     Teleservices                    $  31,033      $  56,179      $ 57,543           $ 26,756         $ 115,609        $ 195,355
     Marketing research services             -              -             -                  -            18,223           32,683
                                   ------------   ------------   -----------    ---------------    --------------   --------------
Total revenues                       $  31,033      $  56,179      $ 57,543           $ 26,756         $ 133,832        $ 228,038
Gross profit                            11,457         18,207        16,834              6,092            45,642           66,677
SG&A expenses                            7,057         16,444        13,588              8,760            36,312           50,510
Depreciation                               907            856         1,314                969             4,501           10,018
Acquisition goodwill amortization            -              -             -                 55             1,592            2,876
Restructuring and other non-
     recurring charges                       -              -             -                  -                 -            8,395
                                   ------------   ------------   -----------    ---------------    --------------   --------------
Operating income (loss) (4)              3,493            907         1,932             (3,692)            3,237           (5,122)
Other income, net                          142            437           877                648                 -                -
Interest expense, net                      112             72           190                450             3,626            5,578
Non-cash interest expense
     (Restated) (6)                          -              -             -                  -                 -            3,092
                                   ------------   ------------   -----------    ---------------    --------------   --------------
Income (loss) before income taxes        3,523          1,272         2,619             (3,494)             (389)         (13,792)
Income tax expense (benefit) (1)           109            314            17              1,794               595           (2,989)
                                   ------------   ------------   -----------    ---------------    --------------   --------------
Net income (loss) (4)                $   3,414      $     958      $  2,602           $ (5,288)        $    (984)       $ (10,803)
                                   ============   ============   ===========    ===============    ==============   ==============
Basic and diluted earnings (loss)
     per share                       $    0.14      $    0.04      $   0.11           $  (0.22)        $   (0.04)       $   (0.27)
                                   ============   ============   ===========    ===============    ==============   ==============
Weighted average number of common
     and common equivalent shares
     outstanding                        24,378         24,378        24,378             24,415            27,233           40,383

OPERATING DATA
EBITDA (4)(5)(6)                     $   4,542      $   2,200      $  4,123           $ (2,020)         $  9,330        $  16,567
Net cash provided by (used in)
     operating activities            $   1,098      $     368      $  2,915           $   (139)         $  2,016        $   7,127
Net cash provided by (used in)
     investing activities            $    (237)     $  (1,846)     $ (5,858)          $  1,596          $(25,794)       $ (16,213)
Net cash provided by (used in)
     financing activities            $    (209)     $   2,113      $  1,652           $    665          $ 26,805        $  14,478
Client service centers at end of
     period                                                                                 19                20               25
Teleservices workstations at end
     of period                                                                           2,238             2,462            5,658
Marketing research facilities at
     end of period                                                                          10                10                9
Marketing research workstations
     at end of period                                                                      371               360              254





                                                                      AS OF DECEMBER 31,
                                                   --------------------------------------------------
                                                        1996              1997              1998
                                                                                         (Restated)
                                                   ---------------    --------------   --------------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA
Working capital                                           $ 6,168          $ 17,624         $ 35,881
Total assets                                               52,014           101,736          180,544
Long-term obligations, less current portion                22,634            51,257           79,580
Total liabilities                                          41,464            71,163          108,716
Shareholders' equity                                       10,550            30,573           71,828



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


(6) Represents non-cash interest expense recognized as a result of a beneficial conversion feature on certain convertible subordinated debt issued in 1998. See Note 3 to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)


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


RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:


                                                            YEAR          FIVE MONTHS
                                                           ENDED             ENDED              YEAR ENDED DECEMBER 31,
                                                          JULY 31,        DECEMBER 31,     ---------------------------------
                                                            1996              1996              1997               1998
                                                        -------------    ---------------   ---------------    --------------
                                                                                                                (Restated)
Revenues                                                      100.0%             100.0%            100.0%            100.0%
Cost of services                                               70.7%              77.2%             65.9%             70.8%
                                                        -------------    ---------------   ---------------    --------------
Gross margin                                                   29.3%              22.8%             34.1%             29.2%
Selling, general and administrative expenses                   23.6%              32.7%             27.1%             22.1%
Depreciation                                                    2.3%               3.6%              3.4%              4.4%
Acquisition goodwill amortization                                  -               0.2%              1.2%              1.3%
Restructuring and other charges                                    -                  -                 -              3.7%
                                                        -------------    ---------------   ---------------    --------------
     Total expenses                                            25.9%              36.5%             31.7%             31.5%
                                                        -------------    ---------------   ---------------    --------------
Operating income (loss)                                         3.4%             (13.7%)             2.4%             (2.3%)
Other income, net                                               1.5%               2.4%                 -                 -
Interest expense, net                                           0.3%               1.7%              2.7%              2.4%
Non-cash interest expense (Restated - Note 3)                      -                  -                 -              1.3%
                                                        -------------    ---------------   ---------------    --------------
Income (loss) before income taxes (Restated - Note 3)           4.6%             (13.0%)            (0.3%)            (6.0%)
Income tax expense (benefit)                                    0.0%               6.7%              0.4%             (1.3%)
                                                        -------------    ---------------   ---------------    --------------
     Net income (loss) (Restated - Note 3)                      4.6%             (19.7%)            (0.7%)            (4.7%)
                                                        =============    ===============   ===============    ==============



HISTORICAL YEAR ENDED DECEMBER 31, 1998 VS. HISTORICAL YEAR ENDED
DECEMBER 31, 1997


         The Company experienced a net loss of approximately (restated)
$10.8 million, or 4.7% of revenues, for the year ended December 31, 1998. Excluding approximately $8.4 million ($5.2 million, net of taxes) in merger-related restructuring and other non-recurring charges, the Company experienced a net loss of approximately $5.6 million, or 2.5% of revenues, in 1998 as compared to a net loss of approximately
$1.0 million, or 0.7% of revenues, in 1997.


         Revenues generated during the year ended December 31, 1998 increased 70.4% to $228.0 million from $133.8 million in the year ended December 31, 1997. The increase in revenues was due primarily to the impact of revenues contributed by ATC subsequent to the merger of IQI and ATC on July 9, 1998 (the "Merger") and by InterServ, which was acquired by IQI on July 12, 1997.

         On a pro forma basis, revenues grew $27.2 million, or 10.9%, in 1998 as compared to 1997. The growth in revenues on a pro forma basis was primarily attributable to growth in volumes from certain existing telecommunications and financial services clients and services performed for new clients. This growth was somewhat offset by a decrease in service volumes from the Company's largest client of approximately 13.6% and a decline in marketing research revenues of approximately 12.0%. See "Notes to Consolidated Financial Statements - 4. Mergers and Acquisitions."

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


         Non-cash interest expense related to the beneficial conversion feature in the subordinated debt financing provided by the Thayer-led group in July 1998 was recognized in 1998. The Company determined that a beneficial conversion feature existed for subordinated debt issued in July 1998 and has quantified the amount as non-cash interest expense of $3.1 million at the issuance date. See "Notes to Consolidated Financial Statements - 3. Effect of Restatement."


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


         Due to the factors described above, the net loss increased from approximately $1.0 million in 1997 to approximately (restated) $10.8 million in 1998.


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


         In connection with the Merger, Thayer provided $6.8 million in subordinated indebtedness (the "Subordinated Indebtedness") as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96. This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.00 per share. As discussed in Note 3, the Company has restated its 1998 financial statements to account for a beneficial conversion feature related to certain convertible subordinated debt issued in 1998.

         Prior to the Merger, on July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. As of October 23, 1998, the Company had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.375 per share. As discussed in Note 3, the Company has restated its 1998 financial statements to account for a beneficial conversion feature related to certain convertible subordinated debt issued in 1998. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously loaned to the Company.



         Subsequent to the end of the fiscal year, on March 30, 1999, Thayer provided approximately $5.7 million in additional subordinated indebtedness to assist in funding the Company's working capital needs. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share.


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



         On August 26, 1999, the Company entered into an agreement with Questor Investors whereby the Questor Investors have agreed to purchase $46.75 million of newly issued senior voting convertible preferred stock of the Company. The Company intends to use the net proceeds from the sale of the preferred stock primarily to reduce outstanding bank debt. Such reduction is expected to deleverage the Company and put the Company in a better position to renegotiate or refinance its existing bank credit agreement in order to cure the current defaults, provide needed flexibility for the Company under the financial covenants and provide access to working capital to fund future operations. The maximum number of shares of common stock issuable upon conversion of the 46,750 shares of Series F Preferred Stock proposed to be issued (assuming a conversion price of $1.00 per share) is 46,750,000, or approximately 47% of the issued and outstanding shares of common stock following conversion. On a fully diluted and as converted basis, the Questor Investors would hold approximately 38% of the Company's common stock and common stock equivalents. No assurance can be given, however, that the transaction will be consummated. The transaction is subject to shareholder, bank and regulatory approvals, the amendment of Aegis' charter in certain respects to facilitate the Questor Investors' investment, and other customary terms and conditions. The transaction is expected to be completed in the fourth quarter of 1999.


         Since the Merger described in Note 4, the Company has experienced declines in revenues and continued operating losses, the latter primarily as a result of restructuring and other non-recurring charges (Note 5.) Further, due to covenant defaults in its bank agreement, the Company recorded a reclassification of long-term debt as current indebtedness for the quarter ended September 30, 1999. As a result of these developments, at September 30, 1999, the Company had a retained earnings deficit of $41 million and negative working capital of $35 million. In addition, since the Merger, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. If the Questor transaction is not consummated, the Company will require additional funding. The Company would seek such funding, and assistance to correct the covenant defaults noted above, initially from its largest shareholder, and if financing is not available from that source, from a third party. The Company could rely upon its borrowing base to obtain any such financing and accordingly, believes that it should be able to obtain adequate financing from some source. There can be no assurance, however, that additional funding and financial support will be available on acceptable terms. If such financing cannot be obtained, the Company will be required to undertake significant cost-cutting measures or a reorganization intended to streamline the Company's operations and improve its financial results.


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

27.1     Financial Data Schedule (Restated) (filed herewith).

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


         On July 24, 1998, the Company filed a report on Form 8-K reporting: (i) under "Item 2. - Acquisition or Disposition of Assets", that on July 9, 1998, ATC completed the acquisition of IQI; (ii) under "Item 5. - Other Events", that in connection with the consummation of the Merger, the Company changed its corporate name to Aegis Communications Group, Inc., which became effective with the filing of its Amended and Restated Certificate of Incorporation on July 9, 1998. In addition, the Company changed its Nasdaq National Market System ticker symbol to "AGIS," effective July 13, 1998; and (iii) under "Item 5. -- Other Events", that in connection with the Merger, IQI entered into a Second Amended and Restated Credit Agreement dated as of July 9, 1998 with The Bank of Nova Scotia and Credit Suisse First Boston. See "Item 1. Business - The Merger", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements - 4. Mergers and Acquisitions."


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


Dated:   November 8, 1999          By:     /s/ Michael G. Santry
                                       ---------------------------------------
                                   Michael G. Santry, Co-Chairman, Director

Dated:   November 8, 1999          By:     /s/ Paul G. Stern
                                       ---------------------------------------
                                   Paul G. Stern, Co-Chairman, Director

Dated:   November 8, 1999          By:     /s/ Matthew S. Waller
                                       ---------------------------------------
                                   Matthew S. Waller, Chief Financial Officer,
                                   Director

Dated:   November 8, 1999          By:     /s/ Edward Blank
                                       ---------------------------------------
                                   Edward Blank, Director

Dated:   November 8, 1999          By:     /s/ Daniel H. Chapman
                                       ---------------------------------------
                                   Daniel H. Chapman, Director

Dated:   November 8, 1999          By:     /s/ Drew Lewis
                                       ---------------------------------------
                                   Drew Lewis, Director

Dated:   November 8, 1999          By:     /s/ David L. Malcom
                                       ---------------------------------------
                                   David L. Malcolm, Director

Dated:   November 8, 1999          By:     /s/ Frederic V. Malek
                                       ---------------------------------------
                                   Frederic V. Malek, Director

Dated:   November 8, 1999          By:     /s/ Darryl D. Pounds
                                       ---------------------------------------
                                   Darryl D. Pounds, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))


                                                                                                PAGE
                                                                                                ----
Report of Independent Accountants                                                                F-2

Report of Independent Auditors                                                                   F-3

Consolidated Statements of Operations for the Year Ended July 31, 1996, the Five
     Months Ended December 31, 1996 and the Years Ended December 31, 1997 and
     1998 (Restated)                                                                             F-4

Consolidated Balance Sheets at December 31, 1997 and 1998 (Restated)                             F-5

Consolidated Statements of Shareholders' Equity for the Year Ended July 31,
     1996, the Five Months Ended December 31, 1996 and the Years Ended December
     31, 1997 and 1998 (Restated)                                                                F-7

Consolidated Statements of Cash Flows for the Year Ended July 31, 1996, the Five
     Months Ended December 31, 1996 and the Years Ended December 31, 1997 and
     1998 (Restated)                                                                             F-8

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


As discussed in Note 3, the Company has restated its 1998 financial statements to account for a beneficial conversion feature related to certain convertible subordinated debt issued in 1998.


PricewaterhouseCoopers LLP


Dallas, Texas
March 31, 1999, except as to Notes 3 and 21, which are as of November 8, 1999.

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

                                       ERNST & YOUNG LLP

Los Angeles, California
April 17, 1998

                        AEGIS COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              YEAR           FIVE MONTHS
                                                             ENDED              ENDED
                                                            JULY 31,         DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                          -------------     ---------------     --------------------------------
                                                              1996               1996               1997              1998
                                                          -------------     ---------------     -------------     --------------
                                                                                                                    (Restated)
Revenues                                                       $57,543            $ 26,756         $ 133,832           $228,038
Cost of services, excluding depreciation and
     amortization shown below                                   40,709              20,664            88,190            161,361
                                                          -------------     ---------------     -------------     --------------
Gross profit                                                    16,834               6,092            45,642             66,677
Selling, general and administrative expenses                    13,588               8,760            36,312             50,510
Depreciation                                                     1,314                 969             4,501             10,018
Excess purchase price amortization                                   -                  55             1,592              2,876
Restructuring and other
     non-recurring charges (Note 5)                                  -                   -                 -              8,395
                                                          -------------     ---------------     -------------     --------------
     Total expenses                                             14,902               9,784            42,405             71,799
                                                          -------------     ---------------     -------------     --------------
Operating income (loss)                                          1,932              (3,692)            3,237             (5,122)
Other income, net                                                  877                 648                 -                  -
Interest expense, net (Notes 7, 8 and 9)                           190                 450             3,626              5,578
Non-cash interest expense (Restated - Note 3)                        -                   -                 -              3,092
                                                          -------------     ---------------     -------------     --------------
Income (loss) before income taxes (Restated - Note 3)            2,619              (3,494)             (389)           (13,792)
Income tax expense (benefit) (Note 12)                              17               1,794               595             (2,989)
                                                          -------------     ---------------     -------------     --------------
     Net income (loss) (Restated - Note 3)                     $ 2,602            $ (5,288)        $    (984)          $(10,803)
                                                          =============     ===============     =============     ==============
Basic and diluted earnings (loss) per common
     and common equivalent share (Note 11)
     (Restated - Note 3):                                      $  0.11            $  (0.22)        $   (0.04)          $  (0.27)
                                                          =============     ===============     =============     ==============
Basic and diluted weighted average common
     and common equivalent shares
     outstanding (Note 11):                                     24,378              24,417            27,233             40,383



                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        1997         1998
                                                                     ---------    ---------
                                                                                  (Restated)
ASSETS
Current assets:
     Cash and cash equivalents                                       $   5,288    $  10,701
     Accounts receivable - trade, less allowance for doubtful
         accounts of $550 in 1997 and $1,337 in 1998.                   25,576       49,585
     Notes receivable -- related parties (Note 18)                           -        2,185
     Current deferred tax assets (Note 12)                               1,415          884
     Prepaid expenses and other current assets                           2,720        1,662
                                                                     ---------    ---------
         Total current assets                                           34,999       65,017
Property and equipment (Notes 2, 6 and 9):
     Equipment & software                                               24,429       41,262
     Leasehold improvements                                              4,569        6,112
     Furniture and fixtures                                              4,232        7,827
     Construction in progress -- computer software                         206            -
                                                                     ---------    ---------
                                                                        33,436       55,201
     Accumulated depreciation and software amortization                 11,813       19,924
                                                                     ---------    ---------
                                                                        21,623       35,277
Cost in excess of net assets acquired, net of accumulated
     amortization of $1,647 in 1997 and $4,523 in 1998
     (Notes 2 and 4)                                                    43,558       71,325
Deferred tax assets (Note 12)                                                -        6,502
Deferred financing costs, net (Note 2 and 7)                             1,242        2,099
Other assets                                                               314          324
                                                                     ---------    ---------
                                                                     $ 101,736    $ 180,544
                                                                     =========    =========


                        See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                        1997         1998
                                                                     ---------    ----------
                                                                                  (Restated)
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Current portions of long-term obligations                       $   1,101    $   2,758
     Due to shareholders                                                 1,908            -
     Accounts payable                                                      867        7,059
     Accrued compensation expense and related liabilities                4,543        6,414
     Accrued interest expense                                              579        1,263
     Other accrued expenses                                              4,089        9,417
     Other current liabilities                                           4,288        2,225
                                                                     ---------    ---------
         Total current liabilities                                      17,375       29,136
Revolving line of credit (Note 7)                                       15,000       28,100
Long-term obligations, net of current portions (Note 7)                 35,257       36,829
Subordinated indebtedness due to affiliates (Note 8)                     1,000       14,651
Deferred income taxes                                                    2,331            -
Other long-term liabilities                                                200            -
Commitments and contingencies (Notes 9 and 14)                               -            -
Shareholders' equity (Notes 10 and 16):
     Preferred stock, $.01 par  value, 1,000,000 shares
         authorized; 29,778 convertible, $.36 cumulative Series B
         shares issued and outstanding in 1998                               -            0
     Common stock, $.01 par value, 100,000,000 shares
         authorized; 29,865,950 and 52,311,450 shares issued
         and outstanding in 1997 and 1998, respectively                    299          523
     Additional paid-in capital (Restated - Note 3)                     28,025       81,259
     Treasury shares, at cost                                                -       (1,421)
     Cumulative translation adjustment                                      13           34
     Retained earnings (deficit) (Restated - Note 3)                     2,236       (8,567)
                                                                     ---------    ---------
         Total shareholders' equity                                     30,573       71,828
                                                                     ---------    ---------
                                                                     $ 101,736    $ 180,544
                                                                     =========    =========


                       See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                Preferred Stock
                                ---------------
                                    Series C         Common Stock       Treasury Stock
                                ---------------   -------------------  -------------------
                                          Par                    Par                Par
                                Shares   Value       Shares     Value   Shares     Value
                                ------   ------   -----------   -----  --------   --------
BALANCE AT
JULY 31, 1995                        -   $    -    24,378,250   $ 244         -   $      -
    Foreign currency
    translation adjustment           -        -             -       -         -          -
    Net income                       -        -             -       -         -          -
                                ------   ------   -----------   -----  --------   --------
BALANCE AT
JULY 31, 1996                        -   $    -    24,378,250   $ 244         -   $      -
    Cash contributions
    by shareholder                   -        -             -       -         -          -
    Issuance of common
    stock in exchange
    for contribution of
    affiliates                       -        -     1,092,146      11         -          -
    Repurchase of common
    stock in connection
    with IQI agreement               -        -   (10,050,567)   (101)        -          -
    Issuance of common
    stock in connection
    with Lexi acquisition            -        -    10,002,571     100         -          -
    Foreign currency
    translation adjustment           -        -             -       -         -          -
    Reclassification of
    undistributed S-corporation
    earnings                         -        -             -       -         -          -
    Net loss                         -        -             -       -         -          -
                                ------   ------   -----------   -----   -------   --------
BALANCE AT
DECEMBER 31, 1996                    -   $    -    25,422,400   $ 254         -   $      -
    Repurchase of
    common stock                     -        -       (42,993)      -         -          -
    Issuance of common
    stock in connection
    with InterServ merger            -        -     3,832,972      39         -          -
    Exercise of stock options        -        -        40,858       -         -          -
    Capital contributions            -        -             -       -         -          -
    Issuance of common
    stock pursuant to
    exercise of warrants             -        -       612,713       6         -          -
    Return of capital to
    shareholder                      -        -             -       -         -          -
    Foreign currency
    translation adjustment           -        -             -       -         -          -
    Net loss                         -        -             -       -         -          -
                                ------   ------   -----------   -----   -------   --------
BALANCE AT
DECEMBER 31, 1997                    -   $    -    29,865,950   $ 299         -   $      -
    Issuance of stock
    pursuant to InterServ
    earnout                          -        -       251,486       2         -          -
    Issuance of stock and
    adjustment of capital
    pursuant to ATC/IQI
    merger                      29,778        -    21,839,625     218   361,000     (1,421)
    Exercise of stock options        -        -       353,055       4         -          -
    Purchase of
    subsidiary
    minority interest                -        -         1,334       -         -          -
    Foreign currency
    translation adjustment           -        -             -       -         -          -
    Net loss                         -        -             -       -         -          -
                                ------   ------   -----------   -----   -------   --------
BALANCE AT
DECEMBER 31, 1998               29,778   $    -    52,311,450   $ 523   361,000   $ (1,421)
                                ======   ======   ===========   =====   =======   ========
                                                                        Total
                                 Additional   Cumulative    Retained    Share-
                                  Paid-In     Translation   Earnings   holders'
                                  Capital     Adjustment   (Deficit)    Equity
                                 ----------   -----------  ----------  ----------
                                 (Restated)                (Restated)  (Restated)
BALANCE AT
JULY 31, 1995                    $   (241)       $      -    $ 9,172   $  9,175
    Foreign currency
    translation adjustment              -               1          -          1
    Net Income                          -               -      2,602      2,602
                                 ----------   -----------    -------   --------
BALANCE AT
JULY 31, 1996                    $   (241)       $      1    $11,774   $ 11,778
    Cash contributions
    by shareholder                  4,675               -          -      4,675
    Issuance of common
    stock in exchange
    for contribution of
    affiliates                        (11)              -          -          -
    Repurchase of common
    stock in connection
    with IQI agreement            (21,683)              -          -    (21,784)
    Issuance of common
    stock in connection
    with Lexi acquisition          21,068               -          -     21,168
    Foreign currency
    translation adjustment              -               1          -          1
    Reclassification of
    undistributed S-corporation
    earnings                        3,266               -     (3,266)         -
    Net loss                            -               -     (5,288)    (5,288)
                                 --------        --------    -------   --------
BALANCE AT
DECEMBER 31, 1996                $  7,074        $      2    $ 3,220   $ 10,550
    Repurchase of
    common stock                      (90)              -          -        (90)
    Issuance of common
    stock in connection
    with InterServ merger          14,754               -          -     14,793
    Exercise of stock options           5               -          -          5
    Capital contributions           4,475               -          -      4,475
    Issuance of common
    stock pursuant to
    exercise of warrants            1,994               -          -      2,000
    Return of capital to
    shareholder                      (187)              -          -       (187)
    Foreign currency
    translation adjustment              -              11          -         11
    Net loss                            -               -       (984)      (984)
                                 --------        --------    -------   --------
BALANCE AT
DECEMBER 31, 1997                $ 28,025        $     13    $ 2,236   $ 30,573
    Issuance of stock
    pursuant to InterServ
    earnout                             -               -          -          2
    Issuance of stock and
    adjustment of capital
    pursuant to ATC/IQI
    merger                         49,876               -          -    48,673
    Exercise of stock options         266               -          -       270
    Purchase of
    subsidiary
    minority interest                   -               -          -          -
    Foreign currency
    translation adjustment              -              21          -         21
    Issuance of convertible
    subordinated debt with
    beneficial conversion
    feature (Restated - Note 3)     3,092               -          -      3,092
    Net loss (Restated - Note 3)        -               -    (10,803)   (10,803)
                                 --------        --------    -------   --------
BALANCE AT
DECEMBER 31, 1998                $ 81,259        $     34    $(8,567)  $ 71,828
                                 ========        ========    =======   ========

                        AEGIS COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                   YEAR      FIVE MONTHS
                                                                  ENDED        ENDED
                                                                 JULY 31,    DECEMBER 31,   YEAR ENDED DECEMBER 31,
                                                                 --------    ------------   -----------------------
                                                                  1996           1996          1997           1998
                                                                 --------    ------------    --------      ----------
                                                                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) (Restated - Note 3)                        $ 2,602        $ (5,288)   $   (984)     $(10,803)
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                               1,314           1,024       6,093        12,895
        Assets written-off                                              -               -           -         5,807
        Deferred income taxes                                           -           1,782        (796)       (2,889)
        Non-cash interest expense (Restated - Note 3)                   -               -           -         3,092
        Other                                                           2            (116)        (30)           21
        Changes in operating assets and liabilities:
           Bank overdrafts                                          1,236          (1,476)       (313)            -
           Accounts and notes receivable -- related parties             -               -           -         1,958
           Accounts and notes receivable -- other                  (2,586)          1,664         818        (3,375)
           Prepaid and other current assets                          (258)             26       1,836         1,127
           Other assets                                              (450)            458        (138)          306
           Due to related parties                                       -           2,384        (249)            -
           Accounts payable and other accrued liabilities             485            (877)     (2,597)        2,208
           Other current liabilities                                  570             280      (1,624)       (3,220)
                                                                 --------    ------------    --------      --------
        Net cash provided by (used in) operating activities         2,915            (139)      2,016         7,127

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (3,488)         (3,866)    (10,018)      (12,520)
     Acquisition costs, ATC                                             -               -           -        (3,989)
     Net cash acquired from acquisition of ATC                          -               -           -           296
     Net cash acquired from acquisition of Lexi                         -           5,462           -             -
     Acquisition of InterServ, net of cash acquired                     -               -     (15,776)            -
     Loans and advances to affiliate                               (2,370)              -           -             -
                                                                 --------    ------------    --------      --------
        Net cash provided by (used in) investing activities        (5,858)          1,596     (25,794)      (16,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                    3,600          19,600      30,225         4,477
     Proceeds from affiliate debt                                       -               -           -        13,650
     Principal payments on long-term debt                          (3,657)         (3,967)     (6,200)       (1,572)
     Payments on capital lease obligations                              -             (59)       (773)       (1,380)
     Proceeds from sale leaseback                                   1,688               -           -             -
     Repurchase of common stock                                         -         (18,784)        (90)            -
     Return of capital to shareholder                                   -               -        (187)            -
     Proceeds from shareholder                                         63               -           -             -
     Principal payments to shareholder                                (42)              -           -             -
     Proceeds from exercise of stock options                            -               -           5           269
     Deferred financing costs                                           -            (800)       (650)         (966)
     Capital contributions                                              -           4,675       4,475             -
                                                                 --------    ------------    --------      --------
        Net cash provided by financing activities                   1,652             665      26,805        14,478
Effect of exchange rates on cash                                        3               1          11            21
                                                                 --------    ------------    --------      --------
Net increase (decrease) in cash and cash equivalents               (1,288)          2,123       3,038         5,413
Cash and cash equivalents at beginning of period                    1,415             127       2,250         5,288
                                                                 --------    ------------    --------      --------
Cash and cash equivalents at end of period                        $   127        $  2,250    $  5,288      $ 10,701
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


         The accompanying consolidated financial statements include the accounts of Aegis, IQI (formerly Edward Blank Associates), ATC, EBA Direct, Inc. Lexi International, Inc. ("Lexi") which was acquired on November 22, 1996, and InterServ Services Corporation ("InterServ") and its subsidiaries, which were acquired on July 12, 1997 (collectively, "Aegis" or the Company). See "Note 4. Mergers and Acquisitions." All intercompany accounts have been eliminated in consolidation. The accompanying consolidated financial statements give effect to the acquisitions of ATC, Lexi and InterServ as of their respective effective acquisition dates.


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


(f) DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company's management of financial market risk, the Company entered into an interest rate collar agreement with off-balance sheet risk. The
         Company entered into this agreement in order to manage the interest rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with this interest rate hedging agreement is recognized as interest rates change and is charged or credited to interest expense over the life of the agreement. Any gain or loss for early termination of such agreement, if terminated, will be recognized as an adjustment to interest expense over the remaining portion of the original life of the terminated contract.


         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998. Based on the Company's current operations, SFAS No. 133 will not materially impact the Company's disclosure or reporting.


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


(l) CONCENTRATION OF CREDIT RISK. The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues. See "Note 15. Major Clients".

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

(r) SEGMENT REPORTING. In December 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. In fiscal 1998, the Company adopted SFAS No. 131 and applied the standard to the previous fiscal periods reported. See "Note
         19. Segments".


3.       EFFECT OF RESTATEMENT




         The Company has restated its September 30, 1998 and subsequent financial statements in accordance with Emerging Issues Task Force Topic
No. D-60 to reflect a beneficial conversion feature contained in the subordinated debt issued to Thayer Equity in July 1998 (see Note 8). This beneficial conversion feature, which was not originally recognized, resulted in a non-cash interest expense charge of $3.1 million at the issuance date of the debt.




         In connection with the restatement, the Company determined the fair value of the beneficial conversion feature to be $3.1 million based on its fair value at the issuance date and recorded the discount for the beneficial conversion feature as paid in capital. As the $8.7 million in subordinated debt was immediately convertible upon issuance, the Company recognized $3.1 million in non-cash interest expense in the quarter ended September 30, 1998. There was no impact to the Company's tax provision for the quarter ended September 30, 1998 as the beneficial conversion feature represents a permanent difference for tax purposes.


         The restatements of the 1998 financial statements for the matter described above had no effect on the Company's total assets or total liabilities and shareholders' equity. The Company's additional-paid in capital, retained earnings, net loss and basic and diluted loss per common share for the year ended December 31, 1998, as previously reported and as restated, are as follows:


                                                             Year Ended
                                                          December 31, 1998
                                                         -------------------
Net loss - previously reported                                $ (7,711)
Adjustment related to recalculation of beneficial
  conversion feature on convertible subordinated debt           (3,092)
                                                              --------
Net loss - as restated                                        $(10,803)
                                                              ========
Net loss per common share (basic and diluted) -
  previously reported                                         $  (0.19)
                                                              ========
Net loss per common share (basic and diluted) -
  as restated                                                 $  (0.27)
                                                              ========


                                                             December 31,
                                                                 1998
                                                             -----------
Additional paid-in capital - previously reported             $    78,167
Adjustment related to beneficial conversion
   feature on convertible subordinated debt                        3,092
                                                             -----------
   As restated                                               $    81,259
                                                             ===========
Retained earnings - previously reported                      $    (5,475)
Adjustment related to beneficial conversion
   feature on convertible subordinated debt                       (3,092)
                                                             -----------
   As restated                                               $    (8,567)
                                                             ===========


4.       MERGERS AND ACQUISITIONS

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


         The Merger Agreement also contains a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by an officer of the Company to March 31, 1999. At December 31, 1998, the principal and accrued but unpaid interest on the note totaled approximately $1,900. See "Note 18. Related Party Transactions."


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



                                                          Year ended December 31,
                                                        ---------------------------
                                                          1997               1998
                                                        --------           --------
                                                                           (Restated)
                                                                 (Unaudited)
Total revenues                                          $248,763           $275,984
Cost of services                                         170,685            196,066
                                                        --------           --------
     Gross profit                                         78,078             79,918
Operating expenses                                        81,770             77,970
Restructuring and other non-recurring charges                 --              8,395
                                                        --------           --------
     Operating income (loss)                              (3,692)            (6,447)
Interest expense, net                                      5,786              6,176
Litigation settlement                                         --              1,900
Non-cash interest expense (Restated - Note 3)                                 3,092
                                                        --------           --------
Income (loss) before income taxes (Restated - Note 3)     (9,478)           (17,615)
Income tax expense (benefit)                              (1,473)            (4,190)
                                                        --------           --------
     Net loss (Restated - Note 3)                       $ (8,005)          $(13,425)
                                                        --------           --------
                                                        --------           --------
Pro forma net loss per share:
     Basic and diluted (Restated - Note 3)              $  (0.16)          $  (0.26)
                                                        --------           --------
                                                        --------           --------
Weighted average shares
 outstanding (in thousands)                               50,164             51,882

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



5.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES

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
                                                                                  ============


6.       PROPERTY AND EQUIPMENT



         Construction in progress includes capitalized software costs of $206 at December 31, 1997. Such capitalized software costs were written-off as redundant software in the restructuring and other non-recurring charges associated with the Merger. See "Note 5. Restructuring and Other Non-recurring Charges".

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

         Long-term debt at December 31, 1997 and 1998, is summarized below:


                                                                        1997              1998
                                                                    --------------    --------------
Bank revolving loan                                                      $ 15,000          $ 28,100
Bank term loan                                                             34,825            33,475
Capital lease obligations (See Note 9)                                      1,533             6,112
Subordinated indebtedness due to affiliates (See Note 8)                    1,000            14,651
                                                                    --------------    --------------
                                                                           52,358            82,338
Less current maturities                                                    (1,101)           (2,758)
                                                                    --------------    --------------
                                                                         $ 51,257          $ 79,580
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


         In connection with the Merger, on July 9, 1998, the Company issued a subordinated note payable to Thayer of $6,872 due August 31, 2003, bearing interest at a 12% annual rate and convertible into shares of the Company's Common Stock at a conversion price of $2.00 per share. Proceeds from the note payable were used to pay-off certain obligations of ATC and for transaction expenses related to the Merger. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1998, the balance due on the note payable was approximately $7,279 and the Company recognized $407 in interest expense during 1998 pursuant to the note payable. See note 3 regarding the existence of a beneficial conversion feature related to this debt.



         Also in connection with the Merger, the Company obtained a commitment from Thayer and a Thayer-led group of shareholders to provide up to $4,000 of additional working capital to the Company. On July 29, 1998 and October 23, 1998, the Company executed notes payable aggregating $1,900 and $2,100, respectively, pursuant to this commitment. The notes payable mature on August 31, 2003 with interest payable quarterly at an annual rate of 12%. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1998, the balance due on the note payable was approximately $4,148 and the Company recognized $148 in interest expense during 1998 pursuant to the notes payable. The notes payable are also convertible into shares of the Company's Common Stock at a conversion price of $2.375 per share. See note 3 regarding the existence of a beneficial conversion feature related to this debt.

                       AEGIS COMMUNICATIONS GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


9.       LEASES

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


10.      SHAREHOLDERS' EQUITY


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


         At December 31, 1998, 29,778 shares of $0.01 par value Series B preferred stock were issued and outstanding. Such shares were previously issued by ATC, are convertible into shares of Common Stock at a conversion ratio of one share of Series B preferred stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share.


         In connection with the Merger, Thayer provided a guarantee for $2,000 in bridge financing to assist in funding ATC's working capital needs. In connection with the guarantee, and for additional consideration of $110, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 per share. The warrants were valued at $188.


         On July 6, 1998, the Company received an additional financing commitment from a Thayer-led group to advance to the Company up to an additional $4,000 in subordinated indebtedness. In connection with this commitment the Company issued the Thayer-led group warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. The warrants were valued at $95. See "Note 8. Subordinated Indebtedness."



11.      EARNINGS PER SHARE


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


12.      INCOME TAXES

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


13.      BILLING SETTLEMENT

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


14.      COMMITMENTS AND CONTINGENCIES

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


15.      MAJOR CLIENTS

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


16.      STOCK OPTIONS AND WARRANTS

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
Weighted average remaining contractual life               9.9 years       9.0 years       8.3 years



         The fair values of options issued prior and subsequent to the Merger were estimated on the dates of grant based on the fair value method and the Black-Scholes option pricing model, respectively, with the following assumptions:



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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:



                                                     FIVE MONTHS
                                                        ENDED
                                                     DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                   ----------------    ------------------------------
                                                        1996               1997            1998
                                                   ----------------    -------------   --------------
                                                                                         (Restated)
Net loss, as reported (Restated - Note 3)                 $ (5,288)          $ (984)        $(10,803)
Amortization of stock options' fair value                      128              178              695
                                                   ----------------    -------------   --------------
Pro forma net loss                                        $ (5,416)        $ (1,162)        $(11,498)
                                                   ================    =============   ==============
Net loss per share, basic and
    diluted (Restated - Note 3)                             $ (0.04)         $ (0.22)        $  (0.29)
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


17.      EMPLOYEE BENEFIT PLANS

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


18.      RELATED PARTY TRANSACTIONS



         At December 31, 1998, an executive officer of the Company had outstanding borrowings and accrued interest of approximately $1,888. The borrowing bears 6% annual interest and is due in full on March 31, 1999. In connection with the Merger discussed in "Note 4. Mergers and Acquisitions", the executive officer paid one-half of the principal amount of the note. The remaining balance on the note is secured by shares of the Company's Common Stock and options to purchase shares of the Company's Common Stock held by the executive officer. Reported interest income from the receivable amounted to approximately $58 in 1998. As of March 31, 1999, the Company and the executive officer were discussing a further extension of the maturity date of such amount, including terms relating to the executive officer delivering additional security sufficient to adequately secure repayment of the note.

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


19.      SEGMENTS

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
                                               ===============         ==============


20.      SUBSEQUENT EVENTS



         At December 31, 1998, Aegis was in default under certain of its covenants contained in Credit Agreement. On March 30, 1999, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment") whereby Scotiabank and CSFB waived the Company's defaults under certain of the covenants at December 31, 1998 and provided for new levels for existing covenants and a new covenant related to EBITDA.


         On March 30, 1999, Thayer provided $5,667 in subordinated indebtedness to assist in funding the Company's working capital needs. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share. The indebtedness bears an annual interest rate of 12% and matures on August 31, 2003. As payments under the indebtedness are subordinate to the Bank Loan, quarterly accrued interest will be rolled into the principal balance.

21.      CURRENT FINANCIAL CONDITION


         On August 26, 1999, the Company entered into an agreement with Questor Investors whereby Questor Investors have agreed to purchase $46.75 million of newly issued senior voting convertible preferred stock of the Company. The Company intends to use the net proceeds from the sale of the preferred stock primarily to reduce outstanding bank debt. Such reduction is expected to deleverage the Company and put the Company in a better position to renegotiate or refinance its existing bank credit agreement in order to cure the current defaults, provide needed flexibility for the Company under the financial covenants and provide access to working capital to fund future operations. The maximum number of shares of common stock issuable upon conversion of the 46,750 shares of Series F Preferred Stock proposed to be issued (assuming a conversion price of $1.00 per share) is 46,750,000, or approximately 47% of the issued and outstanding shares of common stock following conversion. On a fully diluted and as converted basis, the Questor Investors would hold approximately 38% of the Company's common stock and common stock equivalents. No assurance can be given, however, that the transaction will be consummated. The transaction is subject to shareholder, bank and regulatory approvals, the amendment of Aegis' charter in certain respects to facilitate the Questor Investors' investment, and other customary terms and conditions. The transaction is expected to be completed in the fourth quarter of 1999.


         Since the Merger described in Note 4 above, the Company has experienced declines in revenues and continued operating losses, the latter primarily as a result of restructuring and other non-recurring charges (Note 5.) Further, due to covenant defaults in its bank agreement, the Company recorded a reclassification of long-term debt as current indebtedness for the quarter ended September 30, 1999. As a result of these developments, at September 30, 1999, the Company had a retained earnings deficit of $41 million and negative working capital of $35 million. In addition, since the Merger, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. If the Questor transaction is not consummated, the Company will require additional funding. The Company would seek such funding, and assistance to correct the covenant defaults noted above, initially from its largest shareholder, and if financing is not available from that source, from a third party. The Company could rely upon its borrowing base to obtain any such financing and accordingly, believes that it should be able to obtain adequate financing from some source. There can be no assurance, however, that additional funding and financial support will be available on acceptable terms. If such financing cannot be obtained, the Company will be required to undertake significant cost-cutting measures or a reorganization intended to streamline the Company's operations and improve its financial results.

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