Form 10-Q/A
period 1999-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 1999-11-09
CIK 778426

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


REASON FOR AMENDMENT

As discussed in its Form 10-K/A Amendment No. 3, the Company has restated its 1998 consolidated financial statements to account for the beneficial conversion feature related to certain convertible subordinated debt issued in 1998. The accompanying consolidated balance sheet as of December 31, 1998 and March 31, 1999 have been adjusted to give effect to the restatement.

                        AEGIS COMMUNICATIONS GROUP, INC.
                                 MARCH 31, 1999


                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets
                       December 31, 1998 (Restated) and March 31, 1999 (Restated) (Unaudited)...  3-4

                 Unaudited Consolidated Statements of Operations
                       Three Months Ended March 31, 1998 and March 31, 1999.....................    5

                 Unaudited Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 1998 and March 31, 1999.....................    6

                 Notes to Unaudited Consolidated Financial Statements........................... 7-10

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..................................11-18

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................   18


PART II.  OTHER INFORMATION

      Item 1.    Legal Proceedings .............................................................   19

      Item 6.    Exhibits and Reports on Form 8-K...............................................   19


SIGNATURES......................................................................................   20

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             DECEMBER 31,            MARCH 31,
                                                                                 1998                  1999
                                                                           ----------------      ----------------
                                                                              (RESTATED)             (RESTATED)
                                                                                                    (UNAUDITED)
ASSETS

Current assets:

     Cash and cash equivalents                                              $       10,701         $       8,106
     Accounts receivable, less allowance for doubtful accounts                      49,585                52,295
     Notes receivable -- related parties                                             2,185                 2,212
     Current deferred tax assets                                                       884                   884
     Prepaid expenses and other current assets                                       1,662                 2,210
                                                                           ----------------      ----------------
         Total current assets                                                       65,017                65,707

Property and equipment, net of accumulated depreciation
     of $19,924 in 1998 and $22,824 in 1999                                         35,277                35,389

Goodwill, net of accumulated amortization of $4,523 in
     1998 and $3,612 in 1999                                                        71,325                50,053

Deferred tax assets                                                                  6,502                 8,073
Deferred financing costs, net                                                        2,099                 1,949
Other assets                                                                           324                   331
                                                                           ----------------      ----------------
                                                                            $      180,544         $     161,502
                                                                           ----------------      ----------------
                                                                           ----------------      ----------------


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             DECEMBER 31,             MARCH 31,
                                                                                1998                    1999
                                                                           ----------------      ------------------
                                                                              (RESTATED)             (RESTATED)
                                                                                                    (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Current portions of long-term obligations                              $        2,758         $         2,634
     Accounts payable                                                                7,059                   7,006
     Accrued compensation expense and related liabilities                            6,414                   6,324
     Accrued interest expense                                                        1,263                     526
     Other accrued expenses                                                          9,417                  13,321
     Other current liabilities                                                       2,225                   1,343
                                                                           ----------------      ------------------
         Total current liabilities                                                  29,136                  31,154

Revolving line of credit                                                            28,100                  28,100
Long-term obligations, net of current portions                                      36,829                  33,500
Subordinated indebtedness due to affiliates                                         14,651                  20,743
Commitments and contingencies                                                            -                       -

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized; 29,778, $.36 cumulative Series B shares
         issued and outstanding                                                          -                       -
     Common stock, $.01 par value, 100,000,000 shares
         authorized; 52,311,450 and 52,434,206 shares
         issued and outstanding at December 31, 1998 and
         March 31, 1999, respectively                                                  523                     523
     Additional paid-in capital (Restated-Note 6)                                   81,259                  81,259
     Treasury shares, at cost                                                       (1,421)                 (1,421)
     Cumulative translation adjustment                                                  34                      41
     Retained deficit (Restated-Note 6)                                             (8,567)                (32,397)
                                                                           ----------------      ------------------
         Total shareholders' equity                                                 71,828                  48,005
                                                                           ----------------      ------------------
                                                                            $      180,544         $       161,502
                                                                           ----------------      ------------------
                                                                           ----------------      ------------------


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------------
                                                                         1998                    1999
                                                                    --------------         ---------------
Revenues                                                             $     42,213           $      61,815

Cost of services, excluding depreciation
and amortization shown below                                               26,541                  43,827
                                                                    --------------         ---------------
     Gross profit                                                          15,672                  17,988

Selling, general and administrative expenses                               12,279                  16,695
Depreciation                                                                1,806                   3,140
Acquisition goodwill amortization                                             571                     873
Asset impairment charge                                                         -                  20,399
Restructuring and other non-recurring charges                                   -                     541
                                                                    --------------         ---------------
     Total operating expenses                                              14,656                  41,648
                                                                    --------------         ---------------
     Operating income (loss)                                                1,016                 (23,660)
Interest expense, net                                                       1,216                   1,741
                                                                    --------------         ---------------
     Loss before income taxes                                                (200)                (25,401)
Income tax expense (benefit)                                                  260                  (1,571)
                                                                    --------------         ---------------
     Net loss                                                        $       (460)          $     (23,830)
                                                                    --------------         ---------------
                                                                    --------------         ---------------
Basic and diluted loss per common share                              $      (0.02)          $       (0.46)
                                                                    --------------         ---------------
                                                                    --------------         ---------------
Basic and diluted weighted average
common shares outstanding                                                  29,869                  51,950


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

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)



1.   SIGNIFICANT ACCOUNTING POLICIES


         The accompanying unconsolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the "Company") for the three months ended March 31, 1998 and 1999 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1998.


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

5.   SEGMENTS


         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, teleservices and marketing research, which are managed separately because each provides different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1998. The teleservices segment provides large corporations with outsourced inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, facilities management, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research services including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping. Business segment information is as follows:

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

6.   EFFECT OF RESTATEMENT

         The Company has restated its September 30, 1998 and subsequent financial statements in accordance with Emerging Issues Task Force Topic No. D-60 to reflect a beneficial conversion feature contained in the subordinated debt issued to Thayer Equity in July 1998. This beneficial conversion feature, which was not originally recognized, resulted in a non-cash interest expense charge of $3.1 million of the issuance date of the debt.


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


RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------
                                                                  1998                   1999
                                                             --------------         --------------
Revenues                                                            100.0%                 100.0%
Cost of services, excluding depreciation
and amortization shown below                                         62.9%                  70.9%
                                                             --------------         --------------
Gross profit                                                         37.1%                  29.1%
Selling, general and administrative expenses                         29.1%                  27.0%
Depreciation                                                          4.3%                   5.1%
Acquisition goodwill amortization                                     1.3%                   1.4%
Asset impairment charges                                                 -                  33.0%
Restructuring and other non-recurring charges                            -                   0.9%
                                                             --------------         --------------
     Total expenses                                                  34.7%                  67.4%
                                                             --------------         --------------
Operating income (loss)                                               2.4%                 (38.3%)
Interest expense, net                                                 2.9%                   2.8%
                                                             --------------         --------------
Loss before income taxes                                             (0.5%)                (41.1%)
Income tax expense (benefit)                                          0.6%                  (2.5%)
                                                             --------------         --------------
     Net loss                                                        (1.1%)                (38.6%)
                                                             --------------         --------------
                                                             --------------         --------------

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


         In connection with the Merger, Thayer provided the Company with $6.8 million in subordinated indebtedness as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.00 per share. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96. See Note 6 to the Unaudited Consolidated Financial Statements regarding the existence of a beneficial conversion feature related to this debt.


         Prior to the Merger, on July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. As of October 23, 1998, the Company had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.375 per share. See Note 6 to the Unaudited Consolidated Financial Statements regarding the existence of a beneficial conversion feature related to this debt. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously loaned to the Company.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         For the period ended March 31, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 1998.

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

Exhibit 27.1               Financial Data Schedule (Restated) (filed herewith).