Form 10-Q/A
period 1999-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 1999-11-09
CIK 778426

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


REASON FOR AMENDMENT

As discussed in the Form 10-K/A Amendment No.3, the Company has restated its 1998 consolidated financial statements to account for the beneficial conversion feature related to certain convertible subordinated debt that was issued in 1998. In addition, the Company has restated its June 30, 1999 consolidated financial statements to reflect the long-term portion of debt under a credit agreement as a current liability as the Company was in violation of certain financial covenants contained in such agreement at June 30, 1999. The accompanying consolidated balance sheets as of December 31, 1998 and June 30, 1999 have been adjusted to give effect to the restatements.

                        AEGIS COMMUNICATIONS GROUP, INC.
                                  JUNE 30, 1999


                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I.       FINANCIAL INFORMATION

         Item 1.        Financial Statements

                        Consolidated Balance Sheets
                              December 31, 1998 (Restated) and June 30, 1999
                              (Restated) (unaudited)....................................................... 3-4

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


PART II.      OTHER INFORMATION

         Item 1.        Legal Proceedings ...................................................................22

         Item 6.        Exhibits and Reports on Form 8-K.................................................... 22


SIGNATURES.................................................................................................. 23


                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

                  AEGIS COMMUNICATIONS GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
                (In thousands, except share amounts)


                                                                             DECEMBER 31,           JUNE 30,
                                                                                 1998                 1999
                                                                           ----------------      ----------------
                                                                              (RESTATED)            (UNAUDITED)
                                                                                                    (RESTATED)
Assets
Current assets:
     Cash and cash equivalents                                                    $ 10,701                 $ 829
     Accounts receivable, less allowance for doubtful accounts                      49,585                50,159
     Notes receivable -- related parties                                             2,185                 2,212
     Current deferred tax assets                                                       884                   884
     Prepaid expenses and other current assets                                       1,662                 3,006
                                                                           ----------------      ----------------
         Total current assets                                                       65,017                57,090
Property and equipment, net of accumulated depreciation
     of $19,924 in 1998 and $25,843 in 1999                                         35,277                36,473
Goodwill, net of accumulated amortization of $4,523 in
     1998 and $4,208 in 1999                                                        71,325                49,457
Deferred tax assets                                                                  6,502                10,485
Deferred financing costs, net                                                        2,099                 1,946
Other assets                                                                           324                   432
                                                                           ----------------      ----------------
                                                                                 $ 180,544             $ 155,883
                                                                           ================      ================


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                            DECEMBER 31,             JUNE 30,
                                                                                1998                   1999
                                                                           ----------------      ------------------
                                                                             (RESTATED)             (UNAUDITED)
                                                                                                    (RESTATED)
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving line of credit (Restated-Note 8)                                  $       -               $  30,000
     Current portions of long-term obligations (Restated-Note 8)                     2,758                  32,749
     Accounts payable                                                                7,059                   6,582
     Accrued compensation expense                                                    6,414                   4,212
     Accrued interest expense                                                        1,263                   1,361
     Other accrued expenses                                                          9,417                  11,551
     Other current liabilities                                                       2,225                   1,425
                                                                           ----------------      ------------------
         Total current liabilities                                                  29,136                  87,880
Revolving line of credit                                                            28,100                       -
Long-term obligations, net of current portions                                      36,829                   2,830
Subordinated indebtedness due to affiliates                                         14,651                   9,238
Commitments and contingencies                                                            -                       -
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares
         authorized; 29,778, $.36 cumulative Series B shares
         issued and outstanding in 1998 and 1999; 77,300, 15%                            -                       2
         cumulative Series D shares issued and outstanding at
         June 30, 1999; and, 44,018, 15% cumulative Series E
         shares issued and outstanding at June 30, 1999

     Common stock, $.01 par value, 100,000,000 shares authorized;
         52,311,450 and 52,434,206 shares issued and outstanding
         at December 31, 1998 and June 30, 1999, respectively                          523                     524
     Additional paid-in capital (Restated-Note 8)                                   81,259                  93,523
     Treasury shares, at cost                                                       (1,421)                 (1,321)
     Cumulative translation adjustment                                                  34                      52
     Retained earnings (deficit) (Restated-Note 8)                                  (8,567)                (36,845)
                                                                           ----------------      ------------------
         Total shareholders' equity                                                 71,828                  55,935
                                                                           ----------------      ------------------
                                                                                 $ 180,544               $ 155,883
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

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------------
                                                                             1998                  1999
                                                                         --------------        --------------
Cash flows from operating activities:
     Net loss                                                                 $   (119)            $ (28,278)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Depreciation and amortization                                           4,998                 7,675
         Deferred income taxes                                                       -                (3,982)
         Asset impairment charge                                                     -                20,399
         Other                                                                   1,385                    25
         Changes in operating assets and liabilities:
            Accounts receivable                                                 (6,521)                 (574)
            Notes receivable                                                         -                   (27)
            Other current assets                                                   193                (1,344)
            Other assets                                                          (718)                 (124)
            Accounts payable                                                     6,628                  (477)
            Accrued liabilities                                                  1,864                    30
            Other current liabilities                                           (1,489)                 (800)
                                                                         --------------        --------------
         Net cash provided by (used in) operating activities                     6,221                (7,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (5,616)               (7,115)
                                                                         --------------        --------------
         Net cash used in investing activities                                  (5,616)               (7,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit, net                                           3,000                 1,900
     Proceeds from affiliated debt                                               2,063                 6,719
     Principal payments on long-term debt                                       (1,180)               (2,921)
     Payments on capital lease obligations                                        (477)               (1,088)
     Payments on affiliated debt                                                (2,066)                    -
     Proceeds from issuance of common stock                                          -                   100
     Proceeds from exercise of stock options                                         -                   129
     Deferred financing costs                                                      (20)                 (119)
                                                                         --------------        --------------
         Net cash provided by financing activities                               1,320                 4,720
Net decrease in cash and cash equivalents                                        1,925                (9,872)
Cash and cash equivalents at beginning of period                                 5,288                10,701
                                                                         --------------        --------------
Cash and cash equivalents at end of period                                    $  7,213             $     829
                                                                         ==============        ==============
SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS:
     Conversion of affiliated debt to preferred stock                         $      -             $  12,132

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

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


         The following unaudited condensed consolidated pro forma statements of operations data present the consolidated results of operations of the Company as if the Merger had occurred on January 1, 1998 and are not necessarily indicative of what would have occurred had the Merger been completed as of that date or of the results which may occur in the future:

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                             -------------------------------       -------------------------------
                                                                 1998             1999                 1998              1999
                                                             --------------   --------------       --------------    -------------
                                                              (PRO FORMA)                           (PRO FORMA)
Total revenues                                                    $ 73,663         $ 58,023            $ 137,001        $ 119,839
Cost of services, excluding depreciation
  and amortization shown below                                      49,532           43,136               92,336           86,726
                                                             --------------   --------------       --------------    -------------
     Gross profit                                                   24,131           14,887               44,665           33,113
Selling, general and administrative expenses                        17,996           16,246               35,230           33,178
Depreciation                                                         3,084            3,066                5,960            6,206
Acquisition goodwill amortization                                      873              596                1,746            1,469
Asset impairment charge                                                  -                -                    -           20,399
Restructuring and other non-recurring charges                            -                -                    -              541
                                                             --------------   --------------       --------------    -------------
     Total operating expenses                                       21,953           19,908               42,936           61,793
                                                             --------------   --------------       --------------    -------------
     Operating income (loss)                                         2,178           (5,021)               1,729          (28,680)
Interest expense, net                                                1,560            1,838                3,120            3,580
Litigation settlement                                                1,900                -                1,900                -
                                                             --------------   --------------       --------------    -------------
Loss before income taxes                                            (1,282)          (6,859)              (3,291)         (32,260)
Income tax benefit                                                    (145)          (2,411)                (550)          (3,982)
                                                             --------------   --------------       --------------    -------------
     Net loss                                                     $ (1,137)        $ (4,448)           $  (2,741)       $ (28,278)
                                                             ==============   ==============       ==============    =============
Pro forma net loss per share -- basic and diluted                 $  (0.02)        $  (0.08)           $   (0.05)       $   (0.54)
                                                             ==============   ==============       ==============    =============
Weighted average shares outstanding                                 51,600           52,403               51,474           52,358

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

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                               -----------------------------      -----------------------------
                                                   1998            1999               1998            1999
                                               -------------   -------------      -------------   -------------
REVENUES:
    Teleservices                                   $ 38,891        $ 52,070           $ 73,085       $ 108,179
    Marketing research services                       7,952           5,953             15,971          11,660
                                               -------------   -------------      -------------   -------------
      Total                                        $ 46,843        $ 58,023           $ 89,056       $ 119,839
                                               =============   =============      =============   =============

OPERATING INCOME (LOSS):
    Teleservices                                   $  1,514        $ (4,473)          $  2,017       $  (6,658)
    Marketing research services                         437            (548)               950          (1,082)
    Asset impairment charge                               -               -                  -         (20,399)
    Restructuring and other charges                       -               -                  -            (541)
                                               -------------   -------------      -------------   -------------
      Total                                        $  1,951        $ (5,021)          $  2,967       $ (28,680)
                                               =============   =============      =============   =============

DEPRECIATION AND AMORTIZATION:
    Teleservices                                   $  1,812        $  2,911           $  3,419       $   5,880
    Marketing research services                         163             155                362             326
    Acquisition goodwill amortization                   646             596              1,217           1,469
                                               -------------   -------------      -------------   -------------
      Total                                        $  2,621        $  3,662           $  4,998       $   7,675
                                               =============   =============      =============   =============

                                                                                          AS OF JUNE 30,
                                                                                  -----------------------------
                                                                                      1998            1999
                                                                                  -------------   -------------
TOTAL ASSETS:
    Teleservices                                                                     $  75,767       $ 140,615
    Marketing research services                                                         35,744          15,268
                                                                                  -------------   -------------
      Total                                                                          $ 111,511       $ 155,883
                                                                                  =============   =============

6.       CONVERSION OF SUBORDINATED INDEBTEDNESS

         In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, Thayer Equity Investors III, L.P. ("Thayer Equity" and together the "Thayer-led group") agreed to convert approximately $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the conversion date. The Company may, at its option, redeem the Series D and E Preferred shares in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.

7.       AMENDMENTS TO CREDIT FACILITY


         On March 30, 1999, the Company entered into the Third Amendment to its Credit Agreement (the "Third Amendment") with The Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB") whereby Scotiabank and CSFB waived the Company's defaults under certain of the covenants at December 31, 1998 and provided for new levels for existing financial covenants and a new covenant related to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At June 30, 1999, Aegis was in not in compliance with certain of its financial covenants contained in the Third Amendment. Accordingly, the long-term portion of this debt has been restated as current at June 30, 1999. See note 8 for further discussion.


         On August 6, 1999, the Company entered into the Fourth Amendment to its Credit Agreement (the "Fourth Amendment") with Scotiabank and CSFB whereby Scotiabank and CSFB committed to provide the Company an additional $7.5 million in term debt, resulting in a total facility of approximately $68.0 million, and waived the Company's defaults under certain of the covenants through August 31, 1999. The proceeds of the additional loan have been used for the Company's general corporate and working capital needs. As part of the Fourth Amendment, Thayer Equity agreed to guarantee the Company's additional $7.5 million of indebtedness. In consideration of such guarantee, the Company issued Thayer Equity a warrant to purchase up to 800,000 shares of the Company's Common Stock, exercisable only if the guarantee is drawn upon and at an exercise price based on the then market price of such stock. As part of its settlement of an indemnification claim made by the Company related to the Merger, Thayer Equity waived its right to this contingent warrant. The Company is currently negotiating an amendment of its Credit Agreement, which management expects would cure the Company's defaults.


8.   EFFECT OF RESTATEMENTS






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



         In connection with the restatement, the Company recorded $8.7 million in net proceeds from the subordinated debt. The Company determined the fair value of the beneficial conversion feature to be $3.1 million based on its fair value at the issuance date and recorded the discount for the beneficial conversion feature as paid-in capital. As the $8.7 million in subordinated debt was immediately convertible upon issuance, the Company recognized $3.1 million in non-cash interest expense in the quarter ended September 30, 1998. There was no impact to the Company's tax provision for the quarter ended September 30, 1998 as the beneficial conversion feature represents a permanent difference for tax purposes.



         The Company has also restated it June 30, 1999 consolidated financial statements to reflect the long-term portion of debt under a credit agreement (Note 7) as a current liability as the Company was in violation of certain financial covenants contained in such agreement at June 30, 1999. The restatement to the June 30, 1999 financial statements for the matters described above had no effect on the Company's total assets, total liabilities and shareholders' equity, or net loss as of September 30, 1999 and for the nine months ended. The restatement affected total current liabilities, which increased by $62.7 million and total long-term liabilities, which decreased by $62.7 million from the previously reported amounts.

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


RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:


                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                          -----------------------------       -----------------------------
                                                             1998             1999               1998             1999
                                                          ------------     ------------       ------------     ------------
Revenues                                                       100.0%           100.0%             100.0%           100.0%
Cost of services, excluding depreciation
  and amortization shown below                                  65.2%            74.3%              64.7%            72.4%
                                                          ------------     ------------       ------------     ------------
     Gross profit                                               34.8%            25.7%              35.3%            27.6%
Selling, general and administrative expenses                    25.0%            28.0%              26.3%            27.7%
Depreciation                                                     4.2%             5.3%               4.3%             5.2%
Acquisition goodwill amortization                                1.4%             1.0%               1.4%             1.2%
Asset impairment charge                                             -                -                  -            17.0%
Restructuring and other non-recurring charges                       -                -                  -             0.4%
                                                          ------------     ------------       ------------     ------------
     Total operating expenses                                   30.6%            34.3%              32.0%            51.5%
                                                          ------------     ------------       ------------     ------------
Operating income (loss)                                          4.2%            (8.6%)              3.3%           (23.9%)
Interest expense, net                                            2.6%             3.2%               2.7%             3.0%
                                                          ------------     ------------       ------------     ------------
Income (loss) before income taxes                                1.6%           (11.8%)              0.6%           (26.9%)
Income tax expense (benefit)                                     0.9%            (4.1%)              0.7%            (3.3%)
                                                          ------------     ------------       ------------     ------------
     Net income (loss)                                           0.7%            (7.7%)             (0.1%)          (23.6%)
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

       For the three and six month periods ended June 30, 1998 and 1999, the Company's mix of revenues was as follows:


                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30,                            JUNE 30,
                                      -----------------------------       -----------------------------
                                         1998             1999               1998             1999
                                      ------------     ------------       ------------     ------------
Outbound teleservices                       72.4%            43.2%              71.0%            46.9%
Inbound teleservices                        10.6%            46.5%              11.1%            43.4%
                                      ------------     ------------       ------------     ------------
     Teleservices total                     83.0%            89.7%              82.1%            90.3%
Marketing research services                 17.0%            10.3%              17.9%             9.7%
                                      ------------     ------------       ------------     ------------
     Total revenues                        100.0%           100.0%             100.0%           100.0%
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


LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------------------
                                                                     1998                   1999
                                                                 --------------        ---------------
Net cash provided by (used in) operating activities                    $ 6,221               $ (7,477)
Net cash used in investing activities                                   (5,616)                (7,115)
Net cash provided by financing activities                                1,320                  4,720
                                                                 --------------        ---------------
     Net change in cash and cash equivalents                           $ 1,925               $ (9,872)
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


         On March 30, 1999, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment"), which provided for new levels for existing financial covenants and a new covenant related to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At June 30, 1999, Aegis was in not in compliance with certain of its financial covenants contained in the Third Amendment. Accordingly, this debt has been restated as current at June 30, 1999.


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

SUBORDINATED INDEBTEDNESS

         Prior to the Merger, on July 6, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. As of October 23, 1998, the Company had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.375 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously loaned to the Company. See Note 8 to the Unaudited Consolidated Financial Statements regarding the existence of a beneficial conversion feature related to this debt.


         In connection with the Merger, Thayer provided the Company with $6.8 million in subordinated indebtedness as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs.
This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.00 per share. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96. See Note 8 to the Unaudited Consolidated Financial Statements regarding the existence of a beneficial conversion feature related to this debt.


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


         In an effort to reduce debt and improve the Company's balance sheet, effective June 30, 1999, a group led by the Company's largest shareholder, Thayer Equity, agreed to convert approximately $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the conversion date.

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


Exhibit 27.1             Financial Data Schedule (Restated) (filed herewith).