Form 10-Q
period 1999-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 1999-11-09
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to_______________.

                         Commission File Number: 0-14315
                                                 -------

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

                        Yes [X]              No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Title of Each Class                  Number of Shares Outstanding
         -------------------                  ----------------------------
                                                   on November 8, 1999
                                                   -------------------
     COMMON STOCK $.01 PAR VALUE                        52,492,616

                        AEGIS COMMUNICATIONS GROUP, INC.
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                                                            PAGE
                                                                                                            ----

PART I.       FINANCIAL INFORMATION
         Item 1.        Financial Statements

                        Consolidated Balance Sheets

                              December 31, 1998 (restated) and September 30, 1999 (unaudited)................ 3-4

                        Unaudited Consolidated Statements of Operations

                              Three and Nine Months Ended September 30, 1998 (restated) and
                              September 30, 1999............................................................. 5

                        Unaudited Consolidated Statements of Cash Flows
                              Nine Months Ended September 30, 1998 (restated) and September 30, 1999......... 6

                        Notes to Unaudited Consolidated Financial Statements.............................. 7-13

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.................................... 14-27

         Item 3.        Quantitative and Qualitative Disclosures about Market Risk.......................... 27


PART II.      OTHER INFORMATION

         Item 1.        Legal Proceedings .................................................................. 28

         Item 2.        Changes in Securities............................................................... 28

         Item 4.        Submission of Matters to a Vote of Security Holders................................. 28

         Item 6.        Exhibits and Reports on Form 8-K.................................................... 29

SIGNATURES.................................................................................................. 30

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                  AEGIS COMMUNICATIONS GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
                (In thousands, except share amounts)


                                                                             December 31,         September 30,
                                                                                1998                  1999
                                                                           ----------------      ----------------
                                                                             (restated)            (unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                                    $ 10,701                 $ 360

     Accounts receivable, less allowance for doubtful accounts                      49,585                56,429

     Notes receivable -- related parties                                             2,185                 2,212

     Current deferred tax assets                                                       884                   884

     Prepaid expenses and other current assets                                       1,662                 3,089
                                                                           ----------------      ----------------
         Total current assets                                                       65,017                62,974

Property and equipment, net of accumulated depreciation
     of $19,924 in 1998 and $29,040 in 1999                                         35,277                35,062

Goodwill, net of accumulated amortization of $4,523 in
     1998 and $4,952 in 1999                                                        71,325                48,713

Deferred tax assets                                                                  6,502                12,582

Deferred financing costs, net                                                        2,099                 1,889

Other assets                                                                           324                   282
                                                                           ----------------      ----------------
                                                                                 $ 180,544             $ 161,502
                                                                           ----------------      ----------------
                                                                           ----------------      ----------------

                             See accompanying notes.

                 AEGIS COMMUNICATIONS GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS
               (In thousands, except share amounts)



                                                                             December 31,          September 30,
                                                                                1998                   1999
                                                                           ----------------      ------------------
                                                                             (restated)             (unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

     Revolving line of credit                                                  $         -             $    30,000

     Current portions of long-term obligations                                       2,758                  40,568

     Accounts payable                                                                7,059                   9,100

     Accrued compensation expense                                                    6,414                   5,975

     Accrued interest expense                                                        1,263                   2,052

     Other accrued expenses                                                          9,417                   9,049

     Other current liabilities                                                       2,225                   1,433
                                                                           ----------------       -----------------
         Total current liabilities                                                  29,136                  98,177

Revolving line of credit                                                            28,100                       -

Long-term obligations, net of current portions                                      33,125                       -

Capital lease obligations                                                            3,704                   1,876

Subordinated indebtedness due to affiliates                                         14,651                   9,508

Commitments and contingencies                                                            -                       -

Shareholders' equity:

     Preferred stock, $.01 par value, 1,000,000 shares
         authorized; 29,778, $.36 cumulative Series B shares
         issued and outstanding in 1998 and 1999; 77,300, 15%                            -                       2
         cumulative Series D shares issued and outstanding at
         September 30, 1999; and, 44,018, 15% cumulative Series E
         shares issued and outstanding at September 30, 1999

     Common stock, $.01 par value, 100,000,000 shares
         authorized; 52,311,450 and 52,492,616 shares
         issued and outstanding at December 31, 1998 and
         September 30, 1999, respectively                                              523                     525

     Additional paid-in capital (Restated-Note 8)                                   81,259                  94,027

     Treasury shares, at cost                                                       (1,421)                 (1,321)

     Cumulative translation adjustment                                                  34                      60

     Retained earnings (deficit) (Restated-Note 8)                                  (8,567)                (41,352)
                                                                           ----------------       -----------------
         Total shareholders' equity                                                 71,828                  51,941
                                                                           ----------------       -----------------
                                                                               $   180,544             $   161,502
                                                                           ----------------       -----------------
                                                                           ----------------       -----------------


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                          ----------------------------       ----------------------------
                                                             1998            1999               1998            1999
                                                          ------------    ------------       ------------    ------------
                                                          (restated)                         (restated)
Revenues                                                     $ 73,337        $ 61,069          $ 162,393       $ 180,908

Cost of services, excluding depreciation
     and amortization shown below                              49,666          44,083            107,056         130,809
                                                          ------------    ------------       ------------    ------------
     Gross profit                                              23,671          16,986             55,337          50,099

Selling, general and administrative expenses                   17,063          16,964             40,764          50,161

Depreciation                                                    3,114           3,485              6,894           9,691

Acquisition goodwill amortization                                 803             744              2,020           2,213

Non-cash asset impairment charge                                    -               -                  -          20,399

Restructuring and other non-recurring charges                   3,624               -              3,624             541
                                                          ------------    ------------       ------------    ------------
     Total operating expenses                                  24,604          21,193             53,302          83,005
                                                          ------------    ------------       ------------    ------------
     Operating income (loss)                                     (933)         (4,207)             2,035         (32,906)

Interest expense, net                                           1,723           1,911              4,152           5,491

Non-cash interest expense (Restated-Note 8)                     3,092               -              3,092               -
                                                          ------------    ------------       ------------    ------------
     Loss before income taxes                                  (5,748)         (6,118)            (5,209)        (38,397)

Income tax benefit                                               (695)         (2,096)               (37)         (6,078)
                                                          ------------    ------------       ------------    ------------
     Net loss                                                  (5,053)         (4,022)            (5,172)        (32,319)

Preferred stock dividends                                           -             455                  -             466
                                                          ------------    ------------       ------------    ------------
     Net loss available to common stock                      $ (5,053)       $ (4,477)          $ (5,172)      $ (32,785)
                                                          ------------    ------------       ------------    ------------
                                                          ------------    ------------       ------------    ------------
Basic and diluted loss per share                              $ (0.10)        $ (0.09)           $ (0.14)        $ (0.63)
                                                          ------------    ------------       ------------    ------------
                                                          ------------    ------------       ------------    ------------
Weighted average shares outstanding                            51,726          52,227             37,154          52,075

              See accompanying notes.

                  AEGIS COMMUNICATIONS GROUP, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)



                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------------
                                                                               1998                    1999
                                                                          ----------------        ---------------
                                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $   (5,172)            $  (32,319)
     Adjustments to reconcile net loss to net cash provided
     by operating activities:
         Depreciation and amortization                                              8,914                 11,904
         Asset write-offs                                                           2,503                     64
         Deferred income taxes                                                     (1,002)                (6,080)
         Non-cash asset impairment charge                                               -                 20,399
         Non-cash interest expense (Restated-Note 8)                                3,092                      -
         Other                                                                         69                     21
         Changes in operating assets and liabilities:
            Accounts receivable                                                   (11,300)                (6,844)
            Notes receivable                                                        1,986                    (27)
            Other current assets                                                      344                 (1,427)
            Other assets                                                           (2,043)                    16
            Accounts payable                                                        1,328                  2,041
            Accrued liabilities                                                     4,741                    (18)
            Other current liabilities                                              (2,713)                  (792)
            Other liabilities                                                         512                      -
                                                                          ----------------        ---------------
         Net cash provided by (used in) operating activities                        1,259                (13,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (7,403)                (8,618)
     Acquisition costs, ATC                                                        (3,943)                     -
     Net cash acquired from ATC                                                       296                      -
                                                                          ----------------        ---------------
         Net cash used in investing activities                                    (11,050)                (8,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit, net                                              3,822                  1,900
     Proceeds from bank term debt                                                       -                  7,500
     Proceeds from affiliated debt                                                 10,772                  6,990
     Principal payments on long-term debt                                          (1,397)                (3,008)
     Payments on capital lease obligations                                         (1,025)                (2,133)
     Proceeds from issuance of common stock                                             -                    100
     Proceeds from exercise of stock options                                          239                    179
     Deferred financing costs                                                        (888)                  (189)
                                                                          ----------------        ---------------
         Net cash provided by financing activities                                 11,523                 11,339
Net change in cash and cash equivalents                                             1,732                (10,341)
Cash and cash equivalents at beginning of period                                    5,288                 10,701
                                                                          ----------------        ---------------
Cash and cash equivalents at end of period                                     $    7,020             $      360
                                                                          ----------------        ---------------
                                                                          ----------------        ---------------
SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS:
     Issuance of common stock to effect acquisition of ATC                     $   45,320             $        -
     Conversion of affiliated debt to preferred stock                                   -                 12,132
     Issuance of preferred stock as paid-in-kind dividend                               -                    455
     Capital lease obligation entered into during the period                            -                    497


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in thousands, except per share amounts and where noted)

1.   SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 1998 and 1999 and for the year ended December 31, 1998 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

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

                        AEGIS COMMUNICATIONS GROUP, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts and where noted)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                -----------------------------------
                                                                    1998                 1999
                                                                --------------      ---------------
                                                                 (PRO FORMA)
                                                                 (RESTATED)
Total revenues                                                      $ 210,337            $ 180,908

Cost of services, excluding depreciation
and amortization shown below                                          141,761              130,809
                                                                --------------      ---------------
     Gross profit                                                      68,576               50,099

Selling, general and administrative expenses                           52,717               50,161

Depreciation                                                            9,012                9,691

Acquisition goodwill amortization                                       2,636                2,213

Asset impairment charge                                                     -               20,399

Restructuring and other non-recurring charges                           3,624                  541
                                                                --------------      ---------------
     Total operating expenses                                          67,989               83,005
                                                                --------------      ---------------
     Operating income (loss)                                              587              (32,906)

Interest expense, net                                                   5,212                5,491

Non-cash interest expense (Restated-Note 8)                             3,092                    -

Litigation settlement                                                   1,900                    -
                                                                --------------      ---------------
     Loss before income taxes                                          (9,617)             (38,397)

Income tax benefit                                                     (1,309)              (6,078)
                                                                --------------      ---------------
     Net loss                                                          (8,308)             (32,319)

Preferred stock dividends                                                   -                  466
                                                                --------------      ---------------
     Net loss available to common stock                             $  (8,308)           $ (32,785)
                                                                --------------      ---------------
                                                                --------------      ---------------
Pro forma net loss per share -- basic and diluted                   $   (0.16)           $   (0.63)
                                                                --------------      ---------------
                                                                --------------      ---------------
Weighted average shares outstanding                                    51,473               52,075

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in thousands, except per share amounts and where noted)

3.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13,000 related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criteria for accrual have been referred to herein as "restructuring" charges. Expenses related to the restructuring decision which do not meet the specific GAAP criteria for accrual have been referred to herein as "other" charges. "Other" charges have not been accrued, but are recognized as the related expenses are incurred. Accordingly, the Company recorded pre-tax charges of approximately $8,395 ($5,247, net of taxes) in the year ended December 31, 1998 and approximately $541 ($330, net of taxes) in the quarter ended March 31, 1999, as a part of the total restructuring. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. The Company does not anticipate recognizing additional Merger-related restructuring charges in 1999 and none were recorded in the quarters ended June 30, 1999 or September 30, 1999.

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

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in thousands, except per share amounts and where noted)

5.   SEGMENTS

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, teleservices and marketing research, which are managed separately because each provides different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended. The teleservices segment provides large corporations with outsourced inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, facilities management, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research services including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping. Business segment information is as follows:


                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ----------------------------       ----------------------------
                                                     1998            1999               1998            1999
                                                  ------------    ------------       ------------    ------------
REVENUES:
     Teleservices                                    $ 65,052        $ 53,693          $ 138,137       $ 161,872
     Marketing research services                        8,285           7,376             24,256          19,036
                                                  ------------    ------------       ------------    ------------
         Total                                       $ 73,337        $ 61,069          $ 162,393       $ 180,908
                                                  ------------    ------------       ------------    ------------
                                                  ------------    ------------       ------------    ------------
OPERATING INCOME (LOSS):
     Teleservices                                     $ 2,171        $ (4,265)           $ 4,189       $ (10,943)
     Marketing research services                          520              58              1,470          (1,023)
     Asset impairment charge                                -               -                  -         (20,399)
     Restructuring and other
         non-recurring charges                         (3,624)              -             (3,624)           (541)
                                                  ------------    ------------       ------------    ------------
         Total                                         $ (933)       $ (4,207)           $ 2,035       $ (32,906)
                                                  ------------    ------------       ------------    ------------
                                                  ------------    ------------       ------------    ------------
DEPRECIATION AND AMORTIZATION:
     Teleservices                                     $ 2,953         $ 3,345            $ 6,370         $ 9,226
     Marketing research services                          161             140                524             465
     Acquisition goodwill amortization                    803             744              2,020           2,213
                                                  ------------    ------------       ------------    ------------
         Total                                        $ 3,917         $ 4,229            $ 8,914        $ 11,904
                                                  ------------    ------------       ------------    ------------
                                                  ------------    ------------       ------------    ------------

                                                                                           AS OF SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                        1998            1999
                                                                                     ------------    ------------
                                                                                      (restated)
TOTAL ASSETS:
     Teleservices                                                                      $ 150,220       $ 145,862
     Marketing research services                                                          38,930          15,640
                                                                                     ------------    ------------
         Total                                                                         $ 189,150       $ 161,502
                                                                                     ------------    ------------
                                                                                     ------------    ------------

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in thousands, except per share amounts and where noted)

6.   CONVERSION OF SUBORDINATED INDEBTEDNESS

         In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's largest shareholder, Thayer Equity Investors III, L.P. ("Thayer Equity", and together the "Thayer-led group"), agreed to convert approximately $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred shares in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity. The excess of the fair value of the convertible subordinated debt extinguished over the fair value of the securities issued was $6.3 million which was recorded as an addition to paid-in capital as a result of this capital transaction.


7.   AMENDMENTS TO CREDIT FACILITY

         On March 30, 1999, the Company entered into the Third Amendment to its existing Credit Agreement (the "Third Amendment") with The Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB") whereby Scotiabank and CSFB waived the Company's defaults under certain of the covenants at December 31, 1998 and provided for new levels for existing financial covenants and a new covenant related to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At June 30, 1999, Aegis was not in compliance with certain of its financial covenants contained in the Third Amendment. Accordingly, the long-term portion of this debt was restated as current at June 30, 1999 and remains classified as current at September 30, 1999.


         On August 6, 1999, the Company entered into the Fourth Amendment to its Credit Agreement (the "Fourth Amendment") with Scotiabank and CSFB whereby Scotiabank and CSFB committed to provide the Company an additional $7.5 million in term debt, resulting in a total facility of approximately $68.0 million, and waived the Company's defaults under certain of the covenants through August 31, 1999. The proceeds of the additional loan have been used for the Company's general corporate and working capital needs. As part of the Fourth Amendment, Thayer Equity agreed to guarantee the Company's additional $7.5 million of indebtedness. In consideration of such guarantee, the Company issued Thayer Equity a warrant to purchase up to 800,000 shares of the Company's Common Stock, exercisable only if the guarantee is drawn upon and at an exercise price based on the then market price of such stock. As part of its settlement of an indemnification claim made by the Company related to the Merger, Thayer Equity waived its right to this contingent warrant. In connection with the proposed $46.75 million investment by Questor Partners Fund II, L.P. and related funds (the "Questor Investors"), the Company is currently negotiating an amendment of its Credit Agreement, which management expects would cure the Company's defaults upon funding of the Questor Investors' investment.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in thousands, except per share amounts and where noted)

8.   EFFECT OF RESTATEMENT



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


          The restatements of the 1998 financial statements for the matter described above had no effect on the Company's total assets or total liabilities and shareholders' equity (deficit). The Company's net loss and basic and diluted loss per common share for the three and nine months ended September 30, 1998, as previously reported and as restated, are as follows:


                                                                            Three months             Nine months
                                                                               ended                    ended
                                                                           September 30,            September 30,
                                                                                1998                    1998
                                                                         -------------------      ------------------
Net loss -- previously reported                                                    $ (1,961)               $ (2,080)
Adjustment related to recalculation of beneficial
     conversion feature on convertible subordinated debt                             (3,092)                 (3,092)
                                                                         -------------------      ------------------
     Net loss -- as restated                                                       $ (5,053)               $ (5,172)
                                                                         -------------------      ------------------
                                                                         -------------------      ------------------
Net loss per share (basic and diluted) -- previously reported                       $ (0.04)                $ (0.06)
                                                                         -------------------      ------------------
                                                                         -------------------      ------------------
Net loss per share (basic and diluted) -- as restated                               $ (0.10)                $ (0.14)
                                                                         -------------------      ------------------
                                                                         -------------------      ------------------

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (Dollars in thousands, except per share amounts and where noted)

9.   CURRENT FINANCIAL CONDITION


         On August 26, 1999, the Company entered into an agreement with Questor Investors whereby the Questor Investors have agreed to purchase $46.75 million of newly issued senior voting convertible preferred stock of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Recent Developments" below). The Company intends to use the net proceeds from the sale of the preferred stock primarily to reduce outstanding bank debt. Such reduction is expected to deleverage the Company and put the Company in a better position to renegotiate or refinance its existing bank credit agreement in order to cure the current defaults, provide needed flexibility for the Company under the financial covenants and provide access to working capital to fund future operations. The maximum number of shares of common stock issuable upon conversion of the 46,750 shares of Series F Preferred Stock proposed to be issued (assuming a conversion price of $1.00 per share) is 46,750,000, or approximately 47% of the issued and outstanding shares of common stock following conversion. On a fully diluted and as converted basis, the Questor Investors would hold approximately 38% of the Company's common stock and common stock equivalents. No assurance can be given, however, that the transaction will be consummated. The transaction is subject to shareholder, bank and regulatory approvals, the amendment of Aegis' charter in certain respects to facilitate the Questor Investors' investment, and other customary terms and conditions. The transaction is expected to be completed in the fourth quarter of 1999.


         Since the Merger described in Note 2 above, the Company has experienced declines in revenues and continued operating losses, the latter primarily as a result of restructuring and other non-recurring charges (Note
3). Further, due to covenant defaults in its bank agreement, the Company recorded a reclassification of long-term debt as current indebtedness for the quarter ended September 30, 1999. As a result of these developments, at September 30, 1999, the Company had a retained earnings deficit of $41 million and negative working capital of $35 million. In addition, since the Merger, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. If the Questor transaction is not consummated, the Company will require additional funding. The Company would seek such funding, and assistance to correct the covenant defaults noted above, initially from its largest shareholder, and if financing is not available from that source, from a third party. There can be no assurance, however, that additional funding and financial support will be available on acceptable terms. The Company could rely upon its borrowing base to obtain any such financing and accordingly, believes that it should be able to obtain adquate financing from some source. If such financing cannot be obtained, the Company will be required to undertake significant cost-cutting measures or a reorganization intended to streamline the Company's operations and improve its financial results.

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

         The Merger has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Reported financial results reflect the Merger and are those of IQI before the Merger and of the combined company on a purchase accounting basis for the periods after the Merger. See "Notes to Unaudited Consolidated Financial Statements - 2. The Merger."

         The accompanying consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

RECENT DEVELOPMENTS

         During the fourth quarter of 1998 and the first quarter of 1999, several of the Company's clients, including its largest client, significantly curtailed service volumes in several of the programs provided by the Company. At the same time, the Company began providing new services to several new clients and new programs to certain existing clients. These events increased the volatility, and the unpredictability, of the Company's revenues. In the face of increased revenue volatility, the Company was unable to reduce its fixed operating expenses sufficiently to avoid incurring substantial operating losses.

         Additionally, the Company continued its development of two new client service centers which were required to migrate positions dedicated to American Express in its Addison, Texas client service center. The lease on the Addison client service center expired on October 31, 1999. As a result of the increased volatility in revenues in conjunction with the increased capital required to establish two new client service centers, the Company's working capital resources were severely depleted.

         In response to the need to fund prior operating losses, provide sufficient working capital for the Company's ongoing operations, and improve the Company's tangible net asset position, in May 1999, the Board determined that the Company should explore its strategic alternatives, including an evaluation of various alternatives that would enable the Company to increase its access to additional working capital. The primary reasons for seeking an equity investment included a need for additional capital to (1) pay off term and revolving debt and improve flexibility under the Company's credit facility, (2) fund potential revenue growth and required additional working capital, (3) provide for additional capital investment required for new technology and new site development, and (4) avoid the addition of debt to the Company's capital structure.

         The Company, along with Thayer Equity, entered into conversations with several investment banks to assess their capabilities for such an engagement and to determine the financing alternatives available to secure additional working capital. On May 13, 1999, the Company engaged Merrill Lynch & Company, Inc. ("Merrill Lynch") to assist the Company in securing a private placement of equity securities of at least $20 million. The terms of this engagement were amended in September 1999. As part of its engagement, the Company directed Merrill Lynch to explore the other strategic alternatives available to the Company in addition to equity financing, which included a merger, sale of division or assets, joint venture or strategic alliance, or other business combination.

         In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, the Thayer-led group agreed to convert approximately $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the conversion date. The excess of the fair value of the convertible subordinated debt extinguished over the fair value of the securities issued was $6.3 million which was recorded as an addition to paid-in capital as a result of this capital transaction.

         On August 6, 1999, the Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment") with The Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB") whereby Scotiabank and CSFB committed to provide the Company an additional $7.5 million in term debt. The proceeds of the additional loan were used for the Company's general corporate and working capital needs. As part of the Fourth Amendment, Thayer Equity agreed to guarantee the Company's additional $7.5 million of indebtedness. In consideration of such guarantee, the Company issued Thayer Equity a warrant to purchase up to 800,000 shares of the Company's Common Stock, exercisable only if the guarantee is drawn upon and at an exercise price, to be based on the then current market price of the Company's Common Stock. As part of its settlement of an indemnification claim made by the Company related to the Merger, Thayer Equity subsequently waived its right to this contingent warrant.

         On August 26, 1999, the Company entered into an agreement (the "Purchase Agreement") with the Questor Investors whereby the Questor Investors agreed to purchase $46.75 million of newly issued Series F Senior Voting Convertible Preferred Stock, (the "Series F Preferred Stock"), convertible into Aegis Common Stock at an initial conversion price between $1.35 per share and $1.66 per share. This range was subsequently amended to between $1.00 per share and $1.66 per share. Based on the Company's financial performance to date and the financial data currently available to the Company, the Company believes that the initial conversion price is most likely to be $1.00. The conversion price is dependent upon Aegis' calendar 1999 adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA"). Additionally, there is an automatic $0.005 reduction in the conversion price on each of the first eight anniversaries from the date of the Series F Preferred Stock is first issued. The Series F Preferred Stock will pay a dividend at the rate of 9.63% per year, which will accrue and be cumulative from the original issue date. To the extent that dividends have not been paid on any March 31, June 30, September 30 or December 31 of any year, all such dividends shall be added to the investment value of such shares. The Series F Preferred Stock is redeemable by the Company any time between years five and eight, and any shares that remain outstanding after eight years automatically convert into Common Stock. The Series F Preferred Stock will carry certain preferences on dividends and liquidation and the Questor Investors will have certain registration rights with respect to the underlying shares of Common Stock. The Series F Preferred Stock will vote on an as converted basis. The Company intends to use the net proceeds from the sale of the preferred stock primarily to reduce outstanding debt. Such reduction is expected to deleverage the Company and put the Company in a better position to renegotiate or refinance its existing bank revolving credit agreement in order to cure the current defaults, provide needed flexibility for the Company under the financial covenants and provide access to working capital to fund future operations. The proposed transaction is subject to shareholder, bank and regulatory approvals, the amendment of the Company's charter in certain respects to facilitate the Questor Investors' investment, and other customary terms and conditions.


         As a consequence of continued operating losses and their impact on the trading price of the Common Stock, on September 17, 1999, Nasdaq informed the Company that the Company no longer met certain minimum requirements for continued listing on the Nasdaq National Market System or the Nasdaq SmallCap Market, and therefore, that Nasdaq had determined that continued listing was no longer warranted. Accordingly, the Company's Common Stock began trading over-the-counter on the NASD's Over-The-Counter Bulletin Board effective September 20, 1999. The Company is in the process of appealing the Nasdaq decision and, if unsuccessful in the appeal process, currently anticipates reapplying for listing with the NASDAQ-AMEX Market
Group at the appropriate time. There can be no assurance that the Company will qualify for continued listing or a new listing on Nasdaq.

         As a result of the Common Stock being delisted from Nasdaq, the Common Stock's liquidity may be impaired by the number of shares which can be bought and sold, delays in the timing of transactions, lower prices for the Common Stock and reduction in security analysts' and the news media's coverage of the Company. In addition, Common Stock may be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which imposes additional sales practice requirements on brokers and dealers. For transactions covered by this rule, brokers and dealers must make a special suitability determination for the purchaser and have received a signed statement from the purchaser. Consequently, the rule may adversely affect the ability of broker-dealers to sell the Common Stock and, therefore, the price of the Common Stock may be adversely affected.

         On October 22, 1999 the Purchase Agreement was amended. Following the execution of the Purchase Agreement, Aegis' financial results for July and August 1999 were lower than anticipated, and, as a result, the Questor Investors and Aegis agreed to set the low end of the conversion price range at $1.00 versus the $1.35 provided for earlier. In addition, the Questor Investors' commitment was contingent on the Company's achievement of minimum earnings before interest, taxes, depreciation and amortization of at least negative $150,000 for the quarter ended September 30, 1999. The Company's financial performance for the quarter exceeded this requirement and thus this condition of the Purchase Agreement has been satisfied. The Company and the Questor Investors also agreed to extend the termination date of the Purchase Agreement from December 31, 1999 to January 31, 2000, although the Company expects the transaction be completed in the fourth quarter of 1999. All other material terms and conditions of the definitive agreement remain unchanged.
On November 5, 1999, the last trade of Common Stock was executed at $0.5625. Assuming a minimum conversion price of $1.00 per share, the Questor
Investors' proposal continues to represent a premium to the current market price of the Common Stock.


         In connection with the Purchase Agreement, the Company, the Questor Investors, Thayer Equity Investors III L.P. ("Thayer Equity") and certain other parties entered into a Stockholders and Voting Agreement pursuant to which holders of more than 50% of the voting stock of the Company agreed to vote in favor of the transactions contemplated by the Purchase Agreement. Additionally, in connection with the closing under the Purchase Agreement, the Company's existing stockholders' agreement will be terminated, and the Company, the Questor Investors, Thayer Equity and certain other parties will enter into a new stockholders' agreement (the "Stockholders' Agreement"). Pursuant to the Stockholders Agreement, the parties thereto will use their best efforts to vote all of their shares to elect and continue in office twelve directors, six of whom will be nominated by the Questor Investors and six of whom will be nominated by Thayer Equity and TC Co-Investors, LLC.


         The Purchase Agreement together with the exhibits thereto (including the Stockholders' Agreement) and the Stockholders and Voting Agreement are attached hereto as exhibits and are incorporated herein by reference. Any description herein of such agreements or the Series F Preferred Stock is qualified in its entirety by reference to such agreements.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:



                                                                Three months ended                Nine months ended
                                                                  September 30,                       September 30,
                                                          -----------------------------       -----------------------------
                                                             1998             1999               1998             1999
                                                          ------------     ------------       ------------     ------------
                                                          (restated)                          (restated)
Revenues                                                       100.0%           100.0%             100.0%           100.0%

Cost of services, excluding depreciation
and amortization shown below                                    67.7%            72.2%              65.9%            72.3%
                                                          ------------     ------------       ------------     ------------
     Gross profit                                               32.3%            27.8%              34.1%            27.7%

Selling, general and administrative expenses                    23.3%            27.8%              25.1%            27.7%

Depreciation                                                     4.3%             5.7%               4.2%             5.4%

Acquisition goodwill amortization                                1.1%             1.2%               1.3%             1.2%

Asset impairment charge                                             -                -                  -            11.3%

Restructuring and other non-recurring charges                    4.9%                -               2.2%             0.3%
                                                          ------------     ------------       ------------     ------------
     Total operating expenses                                   33.6%            34.7%              32.8%            45.9%
                                                          ------------     ------------       ------------     ------------
Operating income (loss)                                         (1.3%)           (6.9%)              1.3%           (18.2%)

Interest expense, net                                            2.3%             3.1%               2.6%             3.0%

Non-cash interest expense (Restated-Note 8)                      4.2%                -               1.9%                -
                                                          ------------     ------------       ------------     ------------
Loss before income taxes                                        (7.8%)          (10.0%)             (3.2%)          (21.2%)

Income tax benefit                                              (0.9%)           (3.4%)             (0.0%)           (3.3%)
                                                          ------------     ------------       ------------     ------------
     Net loss                                                   (6.9%)           (6.6%)             (3.2%)          (17.9%)
                                                          ------------     ------------       ------------     ------------
                                                          ------------     ------------       ------------     ------------


         The Company experienced a net loss of $4.0 million, or 6.6% of revenues, for the quarter ended September 30, 1999 as compared to a net loss of approximately $5.1 million, or 6.9% of revenues, in the corresponding period in 1998.

         Revenues generated during the quarter decreased 16.7% to approximately $61.1 million from $73.3 million in the third quarter a year ago. The net loss per share for the quarter was $0.09 as compared to a net loss per share of $0.10 in the prior year period. The decrease in revenues for the third quarter of 1999 versus 1998 was primarily due to the curtailment of certain outbound programs by the Company's two largest telecommunications clients and a large financial services client, and a decline in marketing research revenues. Outbound teleservices revenues declined approximately $16.9 million, or 45%, for the quarter ended September 30, 1999, while marketing research revenues dropped $0.9 million, or 11%, in the same period. These declines were offset somewhat by a $5.5 million, or 20%, increase in inbound teleservices revenues for the quarter.

         Revenues increased $18.5 million, or 11.4%, to $180.9 million during the nine months ended September 30, 1999 as compared to revenues of approximately $162.4 million generated in the prior year period. The increase in revenues for the nine months ended September 30, 1999 was due primarily to the impact of revenues contributed by ATC subsequent to the Merger. Including a non-cash asset impairment charge of $20.4 million, or a loss of $0.39 per share, and restructuring and other non-recurring charges of $0.5 million ($0.3 million, net of taxes, or $0.01 per share), the Company experienced a net loss of $32.3 million, or a loss of $0.63 per share, for the nine months ended September 30, 1999 as compared to a net loss of approximately $5.2 million, or $0.14 per share, in the prior year period. Excluding these charges, the net loss for the nine month period of 1999 was approximately $11.6 million, or a loss of $0.23 per share.

         On a pro forma basis for the Merger, revenues decreased $29.4 million, or 14%, for the nine month period ended September 30, 1999 versus the prior year period. This decrease was primarily the result of the curtailment of certain outbound programs by the Company's largest telecommunications client and a large financial services client, and a decline in marketing research revenues. Outbound teleservices revenues declined $34.7 million, or 31%, for the nine months ended September 30, 1999, while marketing research revenues dropped $5.2 million, or 22%, in the same period. These declines were offset somewhat by a $10.5 million, or 14%, increase in inbound teleservices revenues for the nine month period.

         For the three and nine month periods ended September 30, 1998 and 1999, the Company's actual mix of revenues was as follows:


                                            Three months ended                  Nine months ended
                                              September 30,                        September 30,
                                      ------------------------------       ------------------------------
                                         1998              1999               1998              1999
                                      ------------      ------------       ------------      ------------
Outbound teleservices                       51.6%             34.3%              62.3%             42.6%
Inbound teleservices                        37.1%             53.6%              22.8%             46.9%
                                      ------------      ------------       ------------      ------------
     Teleservices total                     88.7%             87.9%              85.1%             89.5%
Marketing research services                 11.3%             12.1%              14.9%             10.5%
                                      ------------      ------------       ------------      ------------
     Total revenues                        100.0%            100.0%             100.0%            100.0%
                                      ------------      ------------       ------------      ------------
                                      ------------      ------------       ------------      ------------

         On a pro forma basis for the Merger, the Company's mix of revenues, for the nine month periods ended September 30, 1998 and 1999, was as follows:


                                             Nine months ended September 30,
                                      ------------------------------------------
                                            1998                     1999
                                      -----------------        -----------------
                                         (pro forma)
Outbound teleservices                            53.2%                    42.6%
Inbound teleservices                             31.9%                    46.9%
                                      -----------------        -----------------
     Teleservices total                          85.1%                    89.5%
Marketing research services                      14.9%                    10.5%
                                      -----------------        -----------------

     Total revenues                             100.0%                   100.0%
                                      -----------------        -----------------
                                      -----------------        -----------------

         Approximately 25% of the Company's revenues during the quarter ended September 30, 1999 were generated by the Company's largest telecommunications client and approximately 16% by its largest financial services client, as compared to approximately 26% and 9%, respectively, in the quarter ended September 30, 1998. For the nine months ended September 30, 1999, approximately 22% of the Company's revenues were generated by the Company's largest telecommunications client and approximately 16% by its largest financial services client, as compared to approximately 29% and 4% (26% and 9%, on a pro forma basis for the Merger), respectively, in the same period in 1998.

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

         As part of the Company's site migration plan, Aegis closed its Addison, Texas facility in August 1999. Work being performed at this center had been migrated to two new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona during the second quarter of 1999. The lease on the Addison client service center expired on October 31, 1999. The Company's site strategy and center migration plan focuses on locating client service centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated.

         During the quarter ended September 30, 1999, Aegis began performing critical customer care functions, including the handling of inbound orders and inquiries, under an expanded customer service relationship with its largest telecommunications client, AT&T. During the quarter, the new offering requires the use of more than 700 workstations in Aegis client service centers in Irving and Los Angeles. In addition, Aegis began providing outbound customer acquisition services to CIDCO Inc., which develops and sells advanced network appliances such as network feature telephones, Caller ID devices and Internet appliances. Also during the third quarter, the Company's marketing research division, Elrick & Lavidge Marketing Research ("E&L"), was retained by Marketing Communication Systems, Inc. on behalf of Priceline.com Incorporated to provide database sciences. Separately, E&L entered into an agreement to extend current services with Universal Studios Recreation Group.

         For the quarter ended September 30, 1999, gross profit earned on revenues decreased approximately $6.7 million, or 28.2%, from the quarter ended September 30, 1998. Gross profit for the nine months ended September 30, 1999 decreased $5.2 million, or 9.5%. Gross profit as a percentage of revenues ("gross margin") for the quarter and nine months ended September 30, 1999 was 27.8% and 27.7%, respectively, as compared to 32.3% and 34.1% in the comparable prior year periods. The decreases in gross profit and gross margin for the three and nine month periods were primarily due to a decline in capacity utilization from the prior year periods resulting from lower volumes of business from the Company's two largest telecommunications clients, a large financial services client and our marketing research division, several new programs being billed at training rather than production rates as they were being ramped-up, and redundant facilities and training costs associated with the Addison, Texas client service center being open simultaneously with two new centers in Sierra Vista, Arizona and St. Joseph, Missouri for part of the third quarter. The Addison facility ceased operations in August 1999 and its lease expired on October 31, 1999.

         Selling, general and administrative ("SG&A") expenses decreased approximately $0.1 million, or 0.6%, in the quarter and increased approximately $9.4 million, or 23.1%, in the nine months ended September 30, 1999 versus the comparable periods of 1998. As a percentage of revenues, SG&A expenses for the quarter and nine months ended September 30, 1999 were 27.8% and 27.7%, respectively, versus 23.3% and 25.1% in the comparable three and nine month periods of 1998, respectively. The increases in SG&A expenses for the nine month period and in SG&A expenses as a percentage of revenues for the three and nine month periods are primarily attributable to the Merger with ATC. On a pro forma basis for the Merger, SG&A expenses decreased approximately $2.6 million, or 4.8%, in the nine months ended September 30, 1999 as compared to the previous year period. This decrease was primarily due to post-Merger reductions in redundant overhead and SG&A staff reductions in response to lower than anticipated business volumes.

         Depreciation and amortization expenses increased $0.3 million, or 8.0%, in the quarter and approximately $3.0 million, or 33.5%, in the nine months ended September 30, 1999 as compared to the prior year periods. As a percentage of revenues, depreciation and amortization expense was 6.9% in the quarter and 1999 and 6.6% in the first nine months of 1999 versus 5.3% and 5.5% in the prior year periods, respectively. The increases in depreciation and amortization expense as a percentage of revenues are due to the addition of ATC's depreciation and amortization expenses subsequent to the Merger, additional amortization expense resulting from the goodwill recorded in the Merger, and additional depreciation resulting from investments in the completion of three new client service centers and the expansion of three existing centers since the first quarter of 1998.

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

         On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13.0 million related to the Merger. Restructuring and other related non-recurring charges must be matched to the time periods in which associated restructuring actions are taken. Accordingly, the Company recorded pre-tax charges of $8.4 million ($5.2 million, net of taxes) in the year ended December 31, 1998 and $0.5 million ($0.3 million, net of taxes) in the first quarter of 1999, as part of the total restructuring. These charges were primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. Management believes that all Merger-related restructuring efforts have been completed and all related charges recorded. The Company does not anticipate recognizing additional Merger-related restructuring charges in 1999 and none were recorded in the quarter ended September 30, 1999.

         Net interest expense increased approximately $0.2 million, or 10.9%, in the third quarter and $1.3 million, or 32.2%, in the first nine months of 1999 versus the same periods in 1998, due to increased utilization of the Company's revolving line of credit and the assumption of additional subordinated indebtedness.

         Non-cash interest expense related to the beneficial conversion feature in the subordinated debt financing provided by the Thayer-led group in July 1998 was recognized in 1998. The Company determined that a beneficial conversion feature existed for subordinated debt issued in July 1998 and has quantified the amount as non-cash interest expense of $3.1 million at the issuance date. See "Notes to Unaudited Consolidated Financial Statements - 8. Effect of Restatement."

         The Company's statutory state and federal income tax benefit rate for the quarter and nine months ended September 30, 1999 was approximately 39.0%. The Company's effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of the Company's goodwill amortization expense and the asset impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------------------
                                                                      1998                     1999
                                                                 ----------------         ----------------
                                                                   (RESTATED)
Net cash provided by (used in) operating activities                      $ 1,259                $ (13,062)
Net cash used in investing activities                                    (11,050)                  (8,618)
Net cash provided by financing activities                                 11,523                   11,339
                                                                 ----------------         ----------------
     Net change in cash and cash equivalents                             $ 1,732                $ (10,341)
                                                                 ----------------         ----------------
                                                                 ----------------         ----------------

         The Company has historically utilized cash flow from operations, available borrowing capacity under its credit facilities, and subordinated indebtedness provided by certain of its shareholders (primarily Thayer Equity) to meet its liquidity needs. As a result of the recent developments described above, however, and due to the liquidity matters discussed in Note 9 of the Notes to the Financial Statements, if the Questor Investors transaction is not consummated, management believes that the Company will immediately need to seek other financing and that until such financing is in place, the Company will continue to experience a lack of liquidity. Under such circumstances, the Company may be required to undertake significant cost-cutting measures, which could negatively affect ongoing operations. Thayer Equity has previously provided the Company with financial support through subordinated debt financing, the conversion of subordinated debt into preferred stock, and providing loan guarantees; however, there can be no assurance that Thayer Equity will continue to provide such financial support. Absent adequate financing and financial support, the Company may experience difficulty implementing its ongoing business plans and strategies.

         During the nine months ended September 30, 1999, net cash provided by operating activities decreased approximately $14.3 million versus the prior year period primarily due to losses from operations.

         Cash used in investing activities during the first nine months of 1999 consisted of capital expenditures, which totaled $8.6 million, representing a $2.4 million, or 22.0%, decrease from the first nine months of 1998. The nine month period of 1998 included $3.6 million of net acquisition costs in addition to $7.4 million of capital expenditures. Capital expenditures primarily have consisted of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of the Company's operations including the build-out of two new client service centers in the second quarter of 1999 and the upgrade or replacement of workstations in the Company's existing facilities. Capital expenditures during the last twelve months totaled $13.7 million and have been funded primarily with proceeds from bank borrowings and subordinated indebtedness provided by Thayer Equity.

         During the nine months ended September 30, 1999, financing activities included net proceeds of approximately $6.4 million under the Company's credit facility and the receipt of approximately $5.7 million of additional subordinated indebtedness provided by Thayer Equity. (See discussion of credit facility and subordinated indebtedness below).

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


         On March 30, 1999, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment") whereby Scotiabank and CSFB waived the Company's defaults under certain of the covenants at December 31, 1998 and provided for new levels for existing financial covenants and a new covenant related to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At June 30, 1999, Aegis was in not in compliance with certain of its financial covenants contained in the Third Amendment. Accordingly, the long-term portion of this debt has been restated as current at June 30, 1999 and remains current as of September 30, 1999.

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

SUBORDINATED INDEBTEDNESS

         Prior to the Merger, on July 6, 1998, the Company received an additional financing commitment from Thayer Equity and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. As of October 23, 1998, the

Company had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.375 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to the Company. See Note 8 to the Unaudited Consolidated Financial Statements regarding the existence of a beneficial conversion feature related to the debt.


         In connection with the Merger, Thayer Equity provided the Company with $6.8 million in subordinated indebtedness as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. This subordinated indebtedness is convertible into shares of the Company's Common Stock at a conversion price of $2.00 per share. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer Equity warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96. See Note 8 to the Unaudited Consolidated Financial Statements regarding the existence of a beneficial conversion feature related to the debt.



         On March 30, 1999, Thayer Equity provided the Company with approximately $5.7 million in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to the Company.

         In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's largest shareholder, Thayer Equity, agreed to convert approximately $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the conversion date.

NOTE RECEIVABLE

         Michael G. Santry, the Company's Co-Chairman, owes the Company approximately $2.0 million under a secured promissory note dated September 16, 1997. As provided for in the Merger Agreement, Mr. Santry made a principal payment of approximately $1.8 million on June 30, 1998.

The Merger Agreement also provided for an extension of the maturity date of the balance of the principal and accrued but unpaid interest on the note to March 31, 1999. In June 1999, the Company extended the maturity date of the note to March 31, 2000, and increased the note's annual interest rate to 7%. In addition, Mr. Santry agreed to pledge additional collateral as security for repayment of the note.

PROPOSED FINANCING

         On August 26, 1999, the Company entered into an agreement with the Questor Investors whereby the Questor Investors have agreed to purchase $46.75 million of newly issued senior voting convertible preferred stock of the Company (as discussed above in "Recent Developments"). The Company intends to use the net proceeds from the sale of the preferred stock primarily to reduce outstanding debt. Such reduction is expected to deleverage the Company and put the Company in a better position to renegotiate or refinance its existing bank revolving credit agreement in order to cure the current defaults, provide needed flexibility for the Company under the financial covenants and provide access to working capital to fund future operations. The maximum number of shares of common stock issuable upon conversion of the 46,750 shares of Series F Preferred Stock proposed to be issued (assuming a conversion price of $1.00 per share) is 46,750,000, or approximately 47% of the issued and outstanding shares of common stock following conversion. On a fully diluted and as converted basis, the Questor Investors would hold approximately 38% of the Company's common stock and common stock equivalents. No assurance can be given, however, that the transaction will be consummated. The transaction is subject to shareholder, bank and regulatory approvals, the amendment of Aegis' charter in certain respects to facilitate the Questor Investors' investment, and other customary terms and conditions. The transaction is expected to be completed in the fourth quarter of 1999.


         Since the Merger, the Company has experienced declines in revenues and continued operating losses, the latter primarily as a result of restructuring and other non-recurring charges. Further, due to covenant defaults in its bank agreement, the Company recorded a reclassification of long-term debt as current indebtedness for the quarter ended September 30, 1999. As a result of these developments, at September 30, 1999, the Company had a retained earnings deficit of $41 million and negative working capital of $35 million. In addition, since the Merger, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. If the Questor transaction is not consummated, the Company will require additional funding. The Company would seek such funding, and assistance to correct the covenant defaults noted above, initially from its largest shareholder, and if financing is not available from that source, from a third party. There can be no assurance, however, that additional funding and financial support will be available on acceptable terms. The Company could rely upon its borrowing base to obtain any such financing and accordingly, believes that it should be able to obtain adquate financing from some source. If such financing cannot be obtained, the Company will be required to undertake significant cost-cutting measures or a reorganization intended to streamline the Company's operations and improve its financial results.


GROWTH STRATEGIES

         The Company primarily operates in the teleservices industry, which is a fast-growing, highly competitive industry. As such, the Company continues to implement its site strategy and center migration plan, which focuses on locating client service centers in what management believes are more economically attractive markets than those in which the Company has traditionally operated. Company growth and continued implementation of this site strategy will necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with the Company's existing facilities. To that end, Aegis migrated positions from its Addison, Texas facility to new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona in the second quarter of 1999 and closed the Addison facility in August 1999. Management does not anticipate opening additional new centers in 1999.


         In addition to traditional growth strategies, from time to time, Aegis engages in discussions with potential merger or acquisition candidates. Pursuant to the Purchase Agreement for the Series F Preferred Stock, the Company may not enter into discussions or negotiations regarding such mergers or acquisitions without the consent of the Questor Investors.

         Although no assurances can be made in this regard, management anticipates that, based on the Company's ability to secure such financing to date, the Company should be able to secure debt or equity funding for its future working capital needs, the capital equipment requirements of future client service center facilities and potential acquisition opportunities.

YEAR 2000 UPDATE

GENERAL

         Aegis' company-wide Year 2000 Project (the "Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (the "Year 2000 Issue"). In 1998, Aegis began the Project to determine the level of its Year 2000 compliance and to plan for the remediation of any non-compliant systems or infrastructure. The Project has focused most intently on production systems upon which the Company is dependent for the provision of services and the generation of revenue. The Company has determined that remediation of its production systems is substantially complete. In October 1999, one of the Company's production systems suppliers notified the Company that three computers supporting three automatic call distributors were not Year 2000 compliant and, therefore, should be replaced. Prior to this notification, the hardware supplier had certified these systems as Year 2000 compliant. These computers are expected to be replaced with Year 2000 compliant systems and tested by the end of November 1999. The Company anticipates that its production systems will be fully Year 2000 compliant by the end of November 1999. Any remaining business software programs or hardware systems are expected to be made Year 2000 compliant through the Project, including those supplied by vendors, or they will be retired or supplanted by a contingency plan. In the fourth quarter of 1998, the Company began contingency planning for the impact of the Year 2000 Issue that may occur despite efforts to remediate and mitigate such impact. Such contingency planning has been completed. The contingency planning effort included the amendment of the Company's disaster recovery plans to include Year 2000 contingencies. None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 Project.

THE PROJECT

          Aegis' Project is divided into four major categories: (i) production systems and software applications (the "Production Platform"), (ii) support systems and applications (the "Support Systems"), (iii) infrastructure and facilities and (iv) suppliers and clients. Aegis created a Year 2000 team and has assigned responsibility for each category requiring remediation. The Company also has engaged third parties, including Year 2000 consultants, to assist in the completion of various phases of the Project. The general phases common to all categories of the Project are: (i) inventorying Year 2000 items, (ii) assigning priorities to identified items, (iii) assessing the Year 2000 compliance of items determined to be material to the Company, (iv) repairing or replacing material items that are determined not to be Year 2000 compliant, (v) testing material items and (vi) designing and implementing contingency and business continuation plans for each organization and Company location.

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

         The Production Platform category consists of hardware and systems software used to directly produce revenue and is typically client specific. The remediation of this category is complete. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. In addition, in the normal course of operations, production systems may require frequent modifications to conform to changing client specifications. At such times, regression testing is performed. All activities related to the Production Platform, including definition, testing and implementation of Year 2000-ready products, have been completed. Contingency planning for this category commenced in the first quarter of 1999 and has been completed.

         The Support Systems category includes hardware and software systems and applications used administratively and in support of the production systems and software applications described above. The remediation of the Support Systems requires either the conversion of those systems and software that are not Year 2000 compliant and, where available from the supplier, the replacement of such software. The software conversion phase of this category has been completed. The testing phase was conducted as the software was replaced and has been completed. Contingency planning for this category began in the first quarter of 1999 and has been completed.

         The infrastructure and facilities category consists of hardware and systems software used in the Company's networking and systems back-up infrastructure and Aegis' physical facilities. The remediation of this category is complete. The testing phase is ongoing as hardware or systems software is remediated, upgraded or replaced. All activities related to the infrastructure and facilities category have been completed. Contingency planning for this category commenced in the first quarter of 1999 and has been completed.

         The suppliers and clients category includes the process of identifying and prioritizing critical suppliers and clients at the direct interface level, and communicating with them about their plans and progress in addressing the Year 2000 Issue. Detailed evaluations of the most critical third parties have been initiated. The process of evaluating these suppliers and clients began in the third quarter of 1998 and has been completed, with follow-up reviews scheduled through the remainder of 1999. These evaluations were followed by the development of contingency plans as necessary. Contingency planning for this category commenced in the first quarter of 1999 and has been completed. The Company has completed "end-to-end" testing of connected or shared systems with its largest clients, where appropriate.

COSTS

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is expected to be approximately $2.2 million. This total does not include estimates of liability for non-compliance, if any. As of October 31, 1999, the Company had expended approximately $2.1 million on the Project.

RISKS

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 Issue and, in particular, about the Year 2000 compliance and readiness of its material suppliers and clients. The Company believes that, with the implementation of new business systems and completion of the Project, the possibility of significant interruptions of normal operations should be reduced.

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

FORWARD LOOKING STATEMENTS

         The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: obtaining the requisite shareholder, bank and regulatory approvals required to consummate the Questor Investors financing; Aegis' reliance on certain major clients; realizing cost reductions as a result of Aegis' site migration plan; the successful combination of anticipated revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions, competition and pricing; dependence on Aegis' labor force; reliance on technology, telephone service dependence; and other operational, financial or legal risks or uncertainties detailed in Aegis' SEC filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended September 30, 1999, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form
10-K, as amended for the year ended December 31, 1998.

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

ITEM 2.        CHANGES IN SECURITIES

         See Note 6 of the Notes to Unaudited Consolidated Financial
Statements. The transaction described therein is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, thereunder, because the Series D and E Preferred Stock and the warrants issued in exchange for the $12.1 in subordinated indebtedness were issued to persons who qualify as "accredited investors" under Regulation D.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on August 5, 1999, at which there were 43,353,116 shares present or represented by proxy, which was equal to approximately 82.64% of the shares entitled to vote. At such meeting, the following matters were approved by the requisite vote:

          1. An amendment to the Aegis Amended and Restated Certificate of Incorporation (the "Aegis Charter") classifying the board of directors into three classes of four directors each was approved by the affirmative vote of 27,318,322 shares, with 976,684 shares voting against, 125,242 shares abstaining and 14,932,808 broker non-votes. Such matter required a majority vote of all shares eligible to vote at the annual meeting rather than a simple majority of votes cast;

          2. An amendment to the Aegis Charter to limit director liability to the fullest extent permitted by the Delaware General Corporation Law was approved by the affirmative vote of 42,085,537 shares, with 959,435 shares voting against, 127,986 shares abstaining and 180,098 broker non-votes;

          3. The selection of PricewaterhouseCoopers LLP to serve as Aegis's independent auditors for the 1999 fiscal year was approved by the affirmative vote of 43,238,957 shares, with 82,856 shares voting against, 31,243 shares abstaining and no broker non-votes;

          4. The following directors of the Company were elected to serve until each of their respective successors shall have been duly elected and qualified. The number of votes cast for and withheld for each director were as follows:

                                                             Votes Cast
                                                  -----------------------------------
       Director Nominee              Class              For             Withheld
-------------------------------     ---------     ----------------   ----------------
Frederic V. Malek                      I               42,676,588            676,528
Michael G. Santry                      I               42,610,211            742,905
Paul G. Stern                          I               42,699,788            653,328
Matthew S. Waller                      I               42,664,714            688,402
John R. Birk                           II              42,697,658            655,458
Drew Lewis                             II              42,697,978            655,138
David L. Malcolm                       II              42,689,548            663,568
Darryl D. Pounds                       II              42,662,214            690,902
Edward Blank                          III              42,658,744            694,372
Daniel H. Chapman                     III              42,635,558            717,558
Stephen A. McNeely                    III              42,643,454            709,662

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

10.31 Series F Senior Voting Convertible Preferred Stock Purchase and Registration Rights Agreement dated August 25, 1999 (the "Purchase Agreement") by and among the Company, Questor Partners Fund II, L.P., a Delaware limited Partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership, Thayer Equity Investors III, L.P., a Delaware limited partnership, TC Co-Investors, LLC, a Delaware limited liability company, ITC
         Services Company, Edward Blank, trusts created by Edward Blank as both grantor and trustee under Article Fourth of The Edward Blank 1995 Grantor Retained Annuity Trust, dated December 29, 1995, a trust organized under the laws of New Jersey, including EXHIBIT A (Series F Preferred Stock Certificate of Designation of the Company), EXHIBIT B (Stockholders Agreement by and among the Company, Questor Partners Fund II, L.P., a Delaware limited partnership, Questor Side-by-Side Partners II L.P., a Delaware limited partnership, and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership, Thayer Equity Investors III, L.P., a Delaware limited partnership, TC Co-Investors, LLC, a Delaware limited liability company), and EXHIBIT C (Amended and Restated Bylaws) thereto (filed herewith).

10.32 Amendment No. 1 to the Purchase Agreement dated August 26, 1999 (filed herewith).


10.33 Amendment No. 2 to the Purchase Agreement dated October 22, 1999 (filed herewith).

10.34 Stockholders and Voting Agreement dated as of August 25, 1999 by and among Questor Partners Fund II, L.P., a Delaware limited partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership and the stockholders listed on Schedule A thereto (filed herewith).

27.1     Financial Data Schedule (filed herewith).

(B) Reports on Form 8-K

         On August 26, 1999, Aegis Communications Group, Inc., a Delaware corporation (the "Company"), filed a report on Form 8-K reporting, under "Item
5. - Other Events", that it had entered into an agreement with Questor Partners Fund II, L.P. whereby Questor Partners Fund II, L.P. and related funds (the "Questor Investors") agreed to purchase $46.75 million of newly issued senior voting convertible preferred stock of the Company. The Company stated that proceeds from the investment would be used to reduce debt, provide working capital to fund anticipated growth and possibly to redeem previously issued preferred stock. The proposed transaction is subject to shareholder, bank and regulatory approvals, the amendment of the Company's charter in certain respects to facilitate Questor's investment, and other customary terms and conditions. The Company stated that the transaction is expected to be completed in the fourth quarter of 1999.

         On October 22, 1999, the Company filed a report on Form 8-K reporting, under "Item 5. - Other Events", that it had amended its previous agreement with Questor Partners Fund II, L.P., which was announced August 26, 1999, under which the Questor Investors have agreed to purchase $46.75 million of newly issued senior voting convertible preferred stock of the Company. Since the August 26, 1999 announcement, Aegis' financial results have been lower than anticipated. As a result, the Questor Investors and Aegis have agreed to set the low end of the conversion price range at $1.00 versus the $1.35 provided for earlier. In addition, the Questor Investors' commitment was contingent on Aegis' achievement of projected financial performance for the quarter ended September 30, 1999. The parties also agreed to extend the termination date of the agreement from December 31, 1999 to January 31, 2000, although the Company expects the transaction to be completed in the fourth quarter of 1999. All other material terms and conditions of the definitive agreement remain unchanged. Aegis anticipates that proceeds from the Questor Investors' investment will be used to reduce debt and provide access to additional working capital through its line of credit. The proposed transaction is subject to shareholder, bank and regulatory approvals, the amendment of the Company's charter in certain respects to facilitate the Questor Investors' investment, and other customary terms and conditions.

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

                                        AEGIS COMMUNICATIONS GROUP, INC.
                                        (The Registrant)

Dated:   November 8, 1999               By:  /s/ Matthew S. Waller
                                           -------------------------------------
                                           Matthew S. Waller
                                           Chief Financial Officer


9/30/99 Quarter

EXHIBITS  INDEX


EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT
--------------       ----------------------

        10.31 Series F Senior Voting Convertible Preferred Stock Purchase and Registration Rights Agreement dated August 25, 1999 (the "Purchase Agreement") by and among the Company, Questor Partners Fund II, L.P., a Delaware limited Partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership, Thayer Equity Investors III, L.P., a Delaware limited partnership, TC Co-Investors, LLC, a Delaware limited liability company, ITC Services Company, Edward Blank, trusts created by Edward Blank as both grantor and trustee under Article Fourth of The Edward Blank 1995 Grantor Retained Annuity Trust, dated December 29, 1995, a trust organized under the laws of New Jersey, including EXHIBIT A (Series F Preferred Stock Certificate of Designation of the Company), EXHIBIT B (Stockholders Agreement by and among the Company, Questor Partners Fund II, L.P., a Delaware limited partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership, Thayer Equity Investors III, L.P., a Delaware limited partnership, TC Co-Investors, LLC, a Delaware limited liability company), and EXHIBIT C (Amended and Restated Bylaws) thereto (filed herewith).


        10.32 Amendment No. 1 to the Purchase Agreement dated August 26, 1999 (filed herewith).


        10.33 Amendment No. 2 to the Purchase Agreement dated October 22, 1999 (filed herewith).


        10.34 Stockholders and Voting Agreement dated as of August 25, 1999 by and among Questor Partners Fund II, L.P., a Delaware limited partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership and the stockholders listed on Schedule A thereto (filed herewith).


        27.1         Financial Data Schedule (filed herewith).