Form 10-K
period 1999-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2000-03-31
CIK 778426

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE
           FISCAL YEAR ENDED DECEMBER 31, 1999.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE
           TRANSITION PERIOD FROM TO

                        Commission file number: 0-14315

                            ------------------------

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

                            ------------------------

    Registrant's telephone number, including area code: (972) 830-1800

    Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

    The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of March 24, 2000 was approximately $44.1 million.

    As of March 24, 2000, 51,799,616 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    Aegis Communications Group, Inc. (referred to as "Aegis", "we", "our, "us" or the "Company") is an integrated customer solutions provider offering multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone), database management, analytical services and marketing research to Fortune 500 corporations as well as emerging e-commerce companies. We develop and implement customized multi-channel contact programs designed to strengthen our clients' relationships with their customers. We provide services through our two operating segments, customer solutions and marketing research. For a discussion of the financial results of these two segments please see "Notes to Consolidated Financial Statements--Segments." Our offerings include: web-enabled and telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; client service center facilities management; order provisioning, which is the transferring of data into our clients' billing systems and customer records; and database management. Our web-enabled customer care ("e-care") capabilities include online customer-initiated call back, web call-through (or "Voice over Internet Protocol", or "VoIP"), automated e-mail response, live web text chat, pushed content web sessions (in which we send, or "push", web pages to the customer from anywhere on the Internet), click-stream analysis, web self-service, fax/email on demand and online management reporting. Our database service offerings include profiling and data overlay, segmentation, modeling, survey results analysis, financial analysis and customer lifecycle analysis. Our Elrick & Lavidge marketing research division ("E&L") provides research clients, representing a broad range of industries, with customized marketing research including customer satisfaction studies, quantitative and qualitative research, new product development and data management. E&L also offers a series of information-based syndicated research products called "HOW AMERICA SHOPS-REGISTERED TRADEMARK-", which feature the role of e-commerce in both business and consumer purchasing.

    Aegis specializes in the execution and management of large volume customer contact programs through multiple methods of contact for major U.S. corporations in a variety of industries. Aegis' operations are technology driven through our advanced data and communications systems, which permit real-time interface with our clients' host systems via the Internet or dedicated networks. Aegis believes it competes on the basis of four primary differentiators:

    - consistency and quality of service;

    - the ability to implement advanced technology including e-care capabilities, predictive dialing, call blending and proprietary front-end interfaces which enable real-time access to clients' host data;

    - responsiveness to changing client needs and adaptability to unique client requirements; and

    - cost effectiveness.

    Aegis is a Delaware corporation, which was previously known as ATC Communications Group, Inc. ("ATC"). On July 9, 1998, ATC completed the acquisition of IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of a wholly-owned subsidiary of ATC with and into IQI pursuant to an Agreement and Plan of Merger, dated as of April 7, 1998 (the "Merger Agreement"). Effective upon the Merger, the Company formally changed its name to Aegis Communications Group, Inc. and its trading symbol to "AGIS".

    Our headquarters are located at 7880 Bent Branch Drive, Suite 150, Irving, Texas 75063. Our telephone number is (972) 830-1800 and our web-site address is www.aegiscomgroup.com. Unless the context requires otherwise, references to the Company in this report include its consolidated subsidiaries.

RECENT DEVELOPMENTS

    Since the end of the fiscal year, we have hired a new President and Chief Executive Officer, Executive Vice President of Sales and Marketing and Chief Technology Officer. We expect to hire a new Chief Financial Officer during the second quarter of 2000. On March 29, 2000, we announced that effective
April 17, 2000, Hugh E. Sawyer will join the Company as President, Chief Executive Officer and a director of the Company. Mr. Sawyer most recently served as President of Allied Automotive Group, Inc., a subsidiary of Allied Holdings, Inc. From 1996 to 1999, Mr. Sawyer served as President and Chief Executive Officer of National Linen Service, a subsidiary of National Service Industries, Inc. From 1995 to 1996, he was President of the Cunningham Group. From 1988 to 1995, Mr. Sawyer served as President and Chief Operating Officer of Wells Fargo Armored Services Corp., a subsidiary of Borg Warner.

    On the same date, we announced that Stephen A. McNeely, the Company's current President and Chief Executive Officer, is resigning effective April 14, 2000 and will continue to serve as a consultant to the Company until December 31, 2000.

    On March 16, 2000, we announced the appointment of Donald L. Jones as the Company's Executive Vice President of Sales and Marketing. Mr. Jones will be responsible for directing the Company's sales and marketing efforts, including the launch of its web-based business initiatives. Mr. Jones most recently served as Vice President at Cap Gemini America, Inc. where he was responsible for consulting practices focused on IT business consulting, manufacturing, telecommunications and electronic commerce. From 1994 to 1996, he was Vice President of Business Development for Transaction Strategies, Inc. From 1979 to 1994, Mr. Jones served in a variety of management roles with Digital Equipment Corporation, including U.S. Sales Manager for Small and Mid-Sized Enterprises, and Director of Sales for the Americas' Components Products Group.

    On February 15, 2000, we announced the appointment of Angelo P. Macchia as the Company's Chief Technology Officer. Mr. Macchia will be responsible for directing the Company's client service center information systems as well as managing the applications development, telecommunications, and business requirements organizations. Mr. Macchia most recently served as Managing Partner of Guardian Technology and Consulting, an information technology services firm. From to 1995 to 1997, Mr. Macchia served as a Managing Director of MCI Systemhouse, from 1988 to 1995 was Chief Information Officer of FMC Corporation's Defense Division and FMC Europe, and from 1969 to 1988, held management positions with General Electric Corporation.

SERVICES AND STRATEGY

CUSTOMER SOLUTIONS

    We develop and implement customized multi-channel contact programs designed to strengthen our clients' relationships with their customers. Traditionally, our customer solutions have consisted of telephone-based marketing and customer service programs ("teleservices"). We have recently integrated e-care capabilities, which comprise handling a variety of customer contacts through our clients' Internet web-sites, with our phone-based customer service offerings.

    Aegis designs, manages and conducts large, telecommunications-based marketing and customer service programs. These programs feature live, knowledgeable customer service representatives ("CSRs") provided on an outsourced basis to large U.S. corporations in a wide variety of industries. We offer both inbound and outbound customer solutions.

    Outbound customer solutions involve making outgoing telephone calls, usually to market a client's products or to acquire new customers. We do not engage in any form of outbound calling that uses computerized voice presentations or makes unsolicited financial requests, nor is Aegis engaged in the "900" number business.

    Inbound customer solutions require answering incoming telephone calls or web-initiated queries and responding to customer service requests. To illustrate, when one of our client's customers requests an interaction (e.g., places a call to a toll-free "800" customer service number, sends an e-mail to our client or initiates an online call back or text chat at a client's web-site) it is directed to an Aegis client service center and answered by one of our trained CSRs. The CSR is able to handle the customer's inquiry because, in most instances, the customer's account information has been transferred instantaneously to the CSR's computer screen via our system's links to the client's customer database. At the end of the interaction, the customer's record is automatically updated in the client's database with any new information.

e-CARE CAPABILITIES

    In March 2000, we introduced the Aegis e.Care.plus(SM) suite of web-enabled customer care capabilities that will transform a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet. Through the e.Care.plus(SM) suite of services, Aegis will be able to assist clients with:

    - retaining high-value customers by building their loyalty;

    - revealing cross-sell opportunities;

    - developing early warnings of customer attrition;

    - identifying untapped sources of incremental revenue;

    - tailoring promotional offers to maximize response; and

    - anticipating buying cycles and responding with targeted programs.

    The e.Care.plus( SM) service suite includes the following product offerings:

    - e.Decision.plus(SM) provides real-time, web-based data that tracks customers' interactions with a client's web-site. By linking this analysis to proprietary databases and statistical analysis software, e.Decision.plus creates aggregated customer profiles and behavior models to better focus marketing programs. e.Decision.plus meets clients' needs for real-time customer segmentation, analysis and trending that once took days or weeks to produce. As part of e.Decision.plus, Aegis develops, manages and maintains customer databases. e.Decision.plus builds on 50 years of marketing research in customer acquisition, retention and care provided by Aegis' marketing research division, Elrick & Lavidge.

    - e.Mail.plus(SM) allows us to handle all aspects of responding to customer e-mail for our clients. This capability will include standardized answers, automated e-mail response, and live responses from an e.CSR within a client specified time frame.

    - e.Text.plus(SM) launches a secure chat window on a private web-site that allows an e.CSR to conduct a one-to-one chat with a customer or user.

    - e.Push.plus(SM) allows an e.CSR to send, or "push", interactive or response web pages to a customer from anywhere on the Internet. These pages may highlight product information, order and shipping information, technical instructions or the client's latest promotion.

    - e.Voice.Plus(SM) initiates a live voice conversation with an e.CSR when a customer clicks an icon on a client's web-site. The customer can choose to have a conversation live through the web-site, or a call back at a scheduled time.

    Aegis endeavors to establish long-term relationships with major corporations and emerging e-commerce companies that utilize telecommunications, including the Internet, as important, ongoing elements in their core customer relationship management strategies. These arrangements usually require Aegis to develop and license unique software systems for the client. By offering high quality, customized, flexible and fully-integrated customer contact management services designed to improve quality, productivity and effectiveness, Aegis can enhance and add value to our clients' existing marketing and customer service programs.

MARKETING RESEARCH

    Elrick & Lavidge ("E&L") offers several information-based services designed to assist research clients in more effectively marketing products and services to their customers.

    Included among E&L's custom research offerings are online, in-store, and on-site behavioral research; comprehensive expertise in customer satisfaction, customer value analysis (how a client's customers perceive value), and customer life cycle studies (factors that comprise gaining and retaining customers); market segmentation; product and concept testing; brand positioning; market structure and tracking studies; mystery shopping; and focus group research. E&L also has three information-based syndicated research products in its "HOW AMERICA SHOPS-REGISTERED TRADEMARK-" series. "RE-TAILING(SM), CHANGING THE SHOPPING CHANNEL," and "e-COMMERCE BENEFITS MONITOR-TM-"probe the relationships between online and traditional retail selling options while delivering information and insights that help subscribers maximize profitable business. "COBRAND DYNAMICS(SM)" analyzes how and which consumers use which types and brands of credit cards for the full range of consumer purchases.

    Industries on which E&L focuses include consumer goods and services, financial services, telecommunications, utilities, healthcare, entertainment, leisure, retail, technology, software, travel, and business services. E&L's data collection methods include online, in-store, focus group, in-person, one-on-one, and telephone interviews.

    Elements of E&L's growth strategy include applications of advanced technology, applied marketing sciences, web-centric data management and ongoing analyses of the growth of online sales or transaction environments for corporate clients. The company has extended its behavioral research capabilities to include "HOW AMERICA SHOPS-REGISTERED TRADEMARK-," a series of services defining how and why people make decisions at the point of purchase whether online or in traditional environments. These capabilities encompass both business-to-business and business-to-consumer interactions.

    Aegis' objective is to become the premier high-quality, full service provider of outsourced customer solutions to Fortune 500 corporations and emerging e-commerce companies. We believe that e-care and the inbound segment of the customer solutions market possess the greatest long-term growth potential in our industry so we are concentrating our efforts primarily on those segments. In order to serve all of our clients' needs, however, we offer outbound services as well. For the year ended December 31, 1999, approximately 50% of our revenues were generated by inbound customer solutions, 39% from outbound customer solutions and 11% from marketing research. In comparison, for the year ended December 31, 1998, approximately 27% of Aegis' revenues were generated by inbound customer solutions, 59% by outbound customer solutions and 14% from marketing research. On a pro forma basis accounting for the Merger as if it had occurred on January 1, 1998, approximately 36% of Aegis' revenues for the year ended December 31, 1998 were generated by inbound customer solutions, 52% by outbound customer solutions and the remaining 12% by marketing research.

OPERATIONS

    As of December 31, 1999, Aegis operated or managed approximately 5,600 production workstations in its 21 client service centers and 11 marketing research facilities. A workstation includes a cubicle, personal computer with monitor and keyboard, a headset and an automatic call distributor console. All of our facilities are located in the continental United States except for one client service center in Canada.

CUSTOMER SOLUTIONS

    Three Lucent Technologies G-3 telecommunications switches, nine Rockwell Galaxy GVS 3000 Automatic Call Distributors ("ACDs") and one Rockwell Spectrum ACD interfaced primarily with multiple Data General systems are utilized to operate Aegis' client service centers. The data system itself is based on an open architecture design UNIX operating system supported by a sophisticated relational database. This open architecture design allows us to interface seamlessly, and in real-time, with our clients' host systems. It also provides the flexibility that enables Aegis to deliver solutions rapidly to our clients' marketing and customer service needs. Outbound calling is enhanced through a Rockwell Predictive Dialing System based on a fault tolerant Tandem Platform. Aegis also maintains a staff of software engineers who create customized software applications for our clients and respond to changing client needs. Our operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits Aegis to offer productivity enhancements associated with this "call blending" ability.

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

MARKETING RESEARCH

    As of December 31, 1999, E&L maintained four full-service and four dedicated client offices in eight major cities throughout the United States. E&L also staffs three research service centers at separate locations containing, in the aggregate, 225 computer-assisted telephone interview ("CATI") workstations.

    As of December 31, 1999, E&L employed 185 full-time marketing research professionals. In addition, the firm has a part-time staff of 976 associates in its field and telephone interviewing centers. Knowing our clients' industries is important to our success. We have concentrated on developing expertise in several industries, including telecommunications, consumer packaged goods and financial services. Consistently updated industry expertise enables us to provide reliable customer and market information and advisory services to clients in those industries.

INDUSTRY AND COMPETITION

CUSTOMER SOLUTIONS

    We compete in the market that provides large corporations, as well as emerging e-commerce companies, with outsourced customer solutions across multiple communications channels including the Internet, e-mail and the telephone. The customer solutions market is a component of the customer relationship management ("CRM") industry and is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis. According to IDC Research, spending on domestic CRM is expected to grow an average of 40% per year for the next four years due to the increased use of client service centers for customer care, the trend toward outsourcing, and growth in the use of the Internet for commerce and customer service. The Gartner Group estimates that approximately 25% of all customer interactions will happen over the Internet, web-sites or e-mail by 2001. Forrester Research estimates that by 2001 consumers will send companies approximately 50 million e-mails per day requesting information or customer service. Aegis believes that large corporations and emerging e-commerce companies will increasingly outsource their CRM activities in order to concentrate their internal resources on their core competencies and to access the quality and cost effectiveness available from outsourced service providers like Aegis.

    The customer solutions market is very competitive. Competitors range from very small firms offering specialized applications to large, full-service companies with multiple, high volume client service centers, including APAC Customer Services, Inc., Convergys Corp., ICT Group, Inc., National
TechTeam, Inc., Precision Response Corp., Quintus Corp., RMH
Teleservices, Inc., Sitel Corp., Sykes Enterprises, Inc., TeleSpectrum Worldwide, Inc., TeleTech Holdings, Inc. and West TeleServices, Inc. We also compete against the in-house call center and customer service operations of clients and prospective clients. We believe we compete primarily on the basis of
(1) consistency and quality of service; (2) the ability to implement advanced technology including e-care capabilities, predictive dialing, call blending and proprietary front-end interfaces which enable real-time access to clients' host data; (3) responsiveness to changing client needs and adaptability to unique client requirements; and (4) cost effectiveness.

MARKETING RESEARCH

    The marketing research industry is highly competitive and is characterized by a large number of relatively small organizations and a small number of companies with sizable resources. The 183 research companies in the Council of American Survey Research Organizations reported total research marketing revenue of $6.4 billion in 1998. The June 7, 1999 issue of MARKETING NEWS ranked
Elrick & Lavidge as the twenty-eighth largest marketing research company in the United States.

    E&L regularly experiences significant competition from numerous market participants, including other marketing research firms, marketing and research departments of various companies, advertising agencies and business consulting firms. Marketing research firms with which we regularly compete include Maritz Marketing Research, Inc., Opinion Research Corp., Burke Incorporated, and Market Facts, Inc., among others. In the emerging online market research sector, competitors include BizRate.com, Gomez Advisors, Harris Interactive, and Greenfield Online, among others. We believe that marketing research firms compete primarily on the basis of: (1) quality of research information; (2) the ability to rapidly obtain, analyze and communicate marketing research information; (3) consistency; and (4) cost effectiveness.

MARKETING OF SERVICES

    Aegis seeks to differentiate itself from our competitors through our emphasis on quality and service to the client, our technological capabilities, our ability to meet and enhance the client's changing requirements and cost effectiveness. We seek to develop and maintain long-term relationships with our clients and we focus our marketing efforts on Fortune 500 and emerging e-commerce companies that utilize integrated customer service and marketing research as important, ongoing elements in their core marketing strategy. We believe these corporations present the greatest potential for our recurring revenue growth and that their customer relationship requirements fit well with our technology and client support infrastructure. We obtain new business by responding to requests for proposals, through client and consultant referrals and by targeting potential new clients. New business is also gained by identifying additional needs of our existing clients and cross-selling our services to meet those needs.

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

    The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission (the "FTC") to issue regulations prohibiting mis-representation in telephone sales. The FTC then issued its telemarketing sales rules, which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers.

    In addition to these rules and regulations, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether this legislation will be enacted and what effect, if any, it would have on our industry.

    Most states have also enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states cannot be final unless a written contract is delivered to and signed by the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses and post bonds. For instance, persons selling insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs. Some industries we serve are also subject to various state government regulations with regard to selling practices and consumer disclosure requirements. We specifically train our representatives to conduct calls in an approved manner and believe we are in compliance in all material respects with all federal and state regulations. There can be no assurance, however, that we may not be subject to regulatory challenge for a violation of federal or state law by any of our clients.

REVENUES AND SEASONAL NATURE OF BUSINESS

    The timing and size of our clients' marketing programs directly affect our revenues. Our expenses are also directly affected by these factors. We cannot predict the seasonal variations in our clients' demands for our services.

PERSONNEL AND TRAINING

    Our business depends on people. We are constantly trying to hire, train, retain and manage good people. We try to locate our client service centers where the cost of living is relatively low and there are many qualified and motivated workers. We do this to lower our operating costs while maintaining a high quality workforce with the lowest turnover rate achievable. Still, our attrition rate is high compared to most other industries and it is difficult and costly to hire and train new employees.

RELIANCE ON MAJOR CLIENTS

    We have historically relied on a few major clients for the bulk of our revenue. In 1999, AT&T accounted for 24% of our revenues and American Express for approximately 16%. In 1998, AT&T accounted for approximately 27% of our revenues and American Express for approximately 11% (approximately 23% and 9%, respectively, on a pro forma basis for the Merger). From time to time, AT&T reorganizes or curtails its marketing programs, negotiates price reductions in certain of its programs and significantly reduces its volumes of business with its customer solutions vendors, including Aegis, all of which negatively affect our revenues. Although we try to build and improve our customer relationships, we have tried to reduce our dependence on a few major clients by broadening our customer base because of the detrimental impact their unilateral decisions can have on our business.

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

EMPLOYEES

    As of December 31, 1999, Aegis employed approximately 7,818 persons, including 6,549 client service representatives. As of February 29, 2000, Aegis employed approximately 9,224 persons, including 7,804 client service representatives. We believe our relationship with our employees is good.

ITEM 2.  PROPERTIES

    Our principal executive offices and operational and administrative headquarters are located in a 23,333 square foot leased building in Irving, Texas. This lease expires on December 31, 2003. Regional headquarters are located in Los Angeles, California where we lease facilities adjacent to our Los Angeles client service center operations and occupy approximately 7,000 square feet, and Tucker, Georgia (a suburb of Atlanta) where we lease facilities adjacent to one of our marketing research facilities and occupy 2,089 square feet. Aegis also has a number of administrative personnel in New York, New York who occupy leased facilities consisting of 13,542 square feet of office space. The term of this lease expires in October 2003. Aegis also maintains office space in Dallas, Texas containing approximately 4,170 square feet that is occupied pursuant to a lease expiring November 30, 2001. All of our facilities are occupied pursuant to various lease arrangements, except the Browns Valley and Dalton, Minnesota facilities, which Aegis owns and, three additional facilities operated by independent third parties ("Managed Centers"). We require the Managed Centers to have state-of-the-art predictive dialing capabilities, and we conduct periodic site visits to assess the technological capabilities of all Managed Centers. We have used Managed Centers historically as a method of expanding capacity without increasing fixed costs. Aegis believes, however, that the development of additional Aegis-operated centers should enhance our long-term profitability. Accordingly, Aegis continues to implement its site strategy, which focuses on locating client service centers in what we believe are markets offering lower wage rates, better employee retention and generally lower operating costs. To that end, in 1999 we closed centers in Addison, Texas and Euless, Texas, which were located in higher cost, higher turnover markets, and opened new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona. As of December 31, 1999, we performed our services in the facilities listed below:

                             CLIENT SERVICE CENTERS

                               DATE              LEASE           SQUARE     PRODUCTION
        LOCATION              OPENED        EXPIRATION DATE     FOOTAGE    WORKSTATIONS
------------------------  --------------   ------------------   --------   ------------
Arlington, Texas              April 1990      August 31, 2002    11,600          146
Barrie, Canada                April 1996      August 31, 2001     8,000           82
Browns Valley, Minnesota    January 1996       not applicable     4,000           47
Dalton, Minnesota             April 1995       not applicable     4,224           56
Elkins, West Virginia      November 1998     October 31, 2008    20,125          204
Fairmont, West Virginia     October 1997    February 28, 2009    48,000          437
Hazleton, Pennsylvania        April 1996       April 30, 2001     4,700           80
Irving, Texas (2
  facilities)             September 1985    December 31, 2003    97,126        1,326
Joplin, Missouri           February 1998     February 1, 2008    33,055          338
Los Angeles, California    October 1985      October 31, 2002    68,700          740
Mesquite, Texas            November 1996   September 15, 2000    10,575          168
Newport News, Virginia        April 1995       April 30, 2001    10,000          120
Port St. Lucie, Florida   September 1997        July 23, 2007    44,000          272
Sierra Vista, AZ           February 1999        March 1, 2009    45,000          475
St. Joseph, MO                April 1999         June 1, 2004    27,316          324
Tucker, Georgia               March 1993         May 31, 2005    43,347          311
Virginia Beach, Virginia     March 1989         June 30, 2000     8,037          120
Managed Centers (a)                            not applicable        --          136
                                                                -------        -----
                                                                487,805        5,382
                                                                =======        =====

------------------------

(a) Represents approximate number of workstations in three managed centers located in Iowa and Minnesota.

                         MARKETING RESEARCH FACILITIES

                             DATE            LEASE            SQUARE     PRODUCTION
        LOCATION            OPENED      EXPIRATION DATE      FOOTAGE    WORKSTATIONS
-------------------------  --------   --------------------   --------   ------------
Chicago, Illinois           1951          January 31, 2004    18,431          56
Cincinnati, Ohio #1         1985            April 30, 2001     7,900          64
Cincinnati, Ohio #2         1985           August 31, 2000     5,853          --
Clarksville, Tennessee      1985         December 31, 2003     7,500         105
Irving, Texas               1992          October 31, 2001     3,246          --
Kansas City, Missouri       1992              May 31, 2003     4,228          --
Los Angeles, California     1999         November 15, 2000       900          --
Orlando, Florida            1998             July 31, 2000       550          --
Paramus, New Jersey         1979          October 31, 2000    12,158          --
San Francisco, California   1985         December 31, 2001     5,180          --
Tucker, Georgia             1979          January 31, 2003    29,325          --
                                                              ------         ---
                                                              95,271         225
                                                              ======         ===

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a special meeting of stockholders on December 10, 1999, at which there were 26,993,170 shares of Common Stock present or represented by proxy, which was equal to approximately 51.26% of the shares of Common Stock entitled to vote. All of the Series D and E Preferred Shares were present and the holders of the Series D and E Preferred Shares unanimously approved each of the proposals. At such meeting, the following matters were approved by the requisite vote:

(1) A proposal to approve (a) that certain Series F Senior Voting Convertible Preferred Stock Purchase and Registration Rights Agreement dated as of August 25, 1999 (as amended, the "Purchase Agreement") by and among the Company, Questor Partners Fund II, L.P. and certain affiliated investment funds and Thayer Equity Investors III, L.P. ("Thayer Equity"), certain affiliated investment funds and certain other existing investors, (b) the terms of the Company's Series F Senior Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred F Shares"), (c) the issuance by the Company to the Questor Investors pursuant to the terms and subject to the conditions of the Purchase Agreement of 46,750 Preferred F Shares; and
    (d) the issuance by the Company of common stock, par value $0.01 per share (the "Common Stock") issuable if and when the Preferred F Shares are converted into Common Stock (collectively, the "Questor Transaction") (assuming a conversion price of $1.00 and subject to adjustment as provided in the Certificate of Designation for the Preferred F Shares). This proposal was approved by the affirmative vote of 26,967,160 shares, with 24,860 shares voting against, 1,144 shares abstaining and no broker non-votes.

(2) A proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Charter") to increase the number of authorized shares of the Company's

    Common Stock from 100,000,000 to 200,000,000 shares was approved by the affirmative vote of 26,991,746 shares, with 350 shares voting against, 1,074 shares abstaining and no broker non-votes.

(3) A proposal to approve an amendment to the Charter to increase the number of authorized shares of the Company's Preferred Stock from 1,000,000 to 2,000,000 was approved by the affirmative vote of 26,991,826 common shares with 330 common shares voting against, 1,014 common shares abstaining and no broker non-votes.

(4) A proposal to approve an amendment to the Charter to remove the provision relating to classification of the Board of Directors into three separate classes was approved by the affirmative vote of 26,991,826 shares, with 180 shares voting against, 1,164 shares abstaining and no broker non-votes.

(5) The following directors of the Company were elected to serve until each of their respective successors shall have been duly elected and qualified. The number of votes cast for and withheld for each director were as follows:

                                                     VOTES CAST
                                             ---------------------------
NOMINEE                                         FOR             WITHHELD
-------                                      ----------         --------
Dean Anderson..............................  26,992,910           260

John R. Birk...............................  26,992,910           260

Edward Blank...............................  26,992,910           260

Robert D. Denious..........................  26,992,910           260

Henry L. Druker............................  26,992,910           260

Peter D. Fitzsimmons.......................  26,992,910           260

Michael D. Madden..........................  26,992,910           260

Frederic V. Malek..........................  26,992,910           260

Stephen A. McNeely.........................  26,992,910           260

Kevin J. Prokop............................  26,992,910           260

Michael G. Santry..........................  26,992,910           260

Paul G. Stern..............................  26,992,910           260

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    On September 20, 1999, we received notification from Nasdaq that we no longer met the minimum requirements for continued listing on the Nasdaq National Market System and, therefore, the Nasdaq staff determined that our continued listing was no longer warranted. Accordingly, our common stock, $.01 par value per share (the "Common Stock"), now trades on the National Association of Securities Dealers' ("NASD's") Over-the-Counter Electronic Bulletin Board ("OTC BB") under the symbol "AGIS". As of March 24, 2000, there were approximately 51,799,616 shares of Aegis common stock outstanding held by approximately 819 holders of record.

    The table below lists the range of high and low closing prices for our Common Stock as reported by the Nasdaq National Market System and OTC BB for the two-year period ended December 31, 1999 and the subsequent interim period.

YEAR ENDED DECEMBER 31, 1998                                     HIGH           LOW
----------------------------                                  -----------   -----------
First Quarter...............................................  2 3/4         1 3/8
Second Quarter..............................................  3 3/16        1 19/32
Third Quarter...............................................  3             1 7/8
Fourth Quarter..............................................  1 7/8         25/32

YEAR ENDED DECEMBER 31, 1999                                     HIGH           LOW
----------------------------                                  -----------   -----------
First Quarter...............................................  1 9/16        27/32
Second Quarter..............................................  2 3/8         23/32
Third Quarter...............................................  1 5/32        1/2
Fourth Quarter..............................................  1 13/32       15/32

INTERIM PERIOD FROM JANUARY 1, 2000                              HIGH           LOW
-----------------------------------                           -----------   -----------
through March 24, 2000......................................  2 5/16        1 1/32

DIVIDENDS

    To date, we have not declared a cash dividend on our common stock. We intend to retain any earnings for use in the operation and expansion of our business, and therefore do not anticipate declaring a cash dividend in the foreseeable future. We have accrued an annual dividend of $0.36 per share on 29,778 outstanding shares of our Series B Preferred Stock. Our Series D and E Preferred Stock accrue dividends quarterly at a rate of 15% per annum. Our Series F Preferred Stock accrues dividends quarterly at a rate of 9.626% per annum. Under the Credit Agreement, Aegis and its subsidiaries are prohibited from paying dividends on our Common Stock until all the bank's commitments have terminated and all of Aegis' and its subsidiaries' obligations under the Credit Agreement have been satisfied. See "Notes to Consolidated Financial Statements--5. Sale of Redeemable Convertible Preferred Stock."

PRIVATE PLACEMENTS OF CONVERTIBLE PREFERRED STOCK

    In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by our largest shareholder, Thayer Equity, agreed to convert approximately $12.1 million of our subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-cash or -in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share.

    In an effort to reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F senior voting convertible preferred stock (the "Preferred F Shares") to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (the "Questor Investors") for an aggregate purchase price of $46.75 million The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share. The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to pay transaction expenses and repay outstanding bank debt.

    As a result of the sale of the Preferred F Shares, on an as-converted basis, the Questor Investors collectively own approximately 38% of our Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 47% of our voting equity stock.

    The sales and exchanges of the Preferred D, E and F Shares described above were exempt under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Thayer and Questor investors are "accredited investors" as defined by Regulation D and each of the private placements exceeded $5.0 million in value.

ITEM 6.  SELECTED FINANCIAL DATA

    The table below sets forth certain selected consolidated historical financial data for Aegis and its subsidiaries for the last five years. This information should be read in conjunction with Item 7.--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                           YEAR ENDED         FIVE MONTHS
                                                           JULY 31(1)            ENDED          YEAR ENDED DECEMBER 31,
                                                       -------------------   DECEMBER 31,    ------------------------------
                                                         1995       1996        1996(2)      1997(3)      1998       1999
                                                       --------   --------   -------------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Revenues:
  Teleservices.......................................  $56,179    $57,543       $26,756      $115,609   $195,355   $219,066
  Marketing research services........................       --         --            --        18,223     32,683     27,202
                                                       -------    -------       -------      --------   --------   --------
Total revenues.......................................  $56,179    $57,543       $26,756      $133,832   $228,038   $246,268
Gross profit.........................................   18,207     16,834         6,092        45,642     66,677     69,594
SG&A expenses........................................   16,444     13,588         8,760        36,312     50,510     65,905
Depreciation.........................................      856      1,314           969         4,501     10,018     12,954
Acquisition goodwill amortization....................       --         --            55         1,592      2,876      2,723
Non-cash asset impairment charge.....................       --         --            --            --         --     20,399
Restructuring and other non-recurring charges........       --         --            --            --      8,395        541
                                                       -------    -------       -------      --------   --------   --------
Operating income (loss)(4)...........................      907      1,932        (3,692)        3,237     (5,122)   (32,928)
Other income, net....................................      437        877           648            --         --         --
Interest expense, net................................       72        190           450         3,626      5,578      7,461
Non-cash interest expense............................       --         --            --            --      3,092         --
                                                       -------    -------       -------      --------   --------   --------
Income (loss) before income taxes....................    1,272      2,619        (3,494)         (389)   (13,792)   (40,389)
Income tax expense (benefit) (1).....................      314         17         1,794           595     (2,989)    (6,213)
                                                       -------    -------       -------      --------   --------   --------
Net income (loss)(4).................................      958      2,602        (5,288)         (984)   (10,803)   (34,176)
Preferred stock dividends............................       --         --            --            --         --      1,208
                                                       -------    -------       -------      --------   --------   --------
Net income (loss) after preferred stock dividends....  $   958    $ 2,602       $(5,288)     $   (984)  $(10,803)  $(35,384)
                                                       =======    =======       =======      ========   ========   ========
Basic and diluted earnings (loss) per share..........  $  0.04    $  0.11       $ (0.22)     $  (0.04)  $  (0.27)  $  (0.68)
                                                       =======    =======       =======      ========   ========   ========
Weighted average number of common and common
  equivalent shares outstanding......................   24,378     24,378        24,417        27,233     40,383     52,043

OPERATING DATA
EBITDA(4)(5).........................................  $ 2,200    $ 4,123       $(2,020)     $  9,330   $ 16,167   $  3,689
Net cash provided by (used in) operating
  activities.........................................  $   368    $ 2,915       $  (139)     $  2,329   $  7,127   $(12,052)
Net cash provided by (used in) investing
  activities.........................................  $(1,846)   $(5,858)      $ 1,596      $(25,794)  $(16,213)  $(10,180)
Net cash provided by financing activities............  $ 2,113    $ 1,651       $   665      $ 26,492   $ 14,478   $ 17,520
Client service centers at end of period..............                                19            20         25         21
Teleservices workstations at end of period...........                             2,238         2,462      5,658      5,382
Marketing research facilities at end of period.......                                10            10          9         11
Marketing research workstations at end of period.....                               371           360        225        225

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA
Working capital.............................................  $ 17,624   $ 35,881   $ 36,716
Total assets................................................   101,736    180,544    160,585
Current portions of long-term obligations...................     3,009      2,758      2,243
Long-term obligations, less current portions................    51,257     79,580     43,689
Total liabilities...........................................    71,163    108,716    112,957
Redeemable convertible preferred stock......................        --         --     41,970
Shareholders' equity........................................    30,573     71,828     47,628

------------------------------

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

(3) Includes the acquisition of InterServ Services Corporation ("InterServ") as of July 12, 1997 (the "InterServ Acquisition").

(4) The historical results of operations include certain non-recurring expenses, which are summarized in the table below:

                                                 YEAR ENDED         FIVE MONTHS
                                                 JULY 31,(1)           ENDED          YEAR ENDED DECEMBER 31,
                                             -------------------   DECEMBER 31,    ------------------------------
                                               1995       1996        1996(2)      1997(3)      1998       1999
                                             --------   --------   -------------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Actual officer's salary....................   $7,063     $2,417       $  116         $ --      $   --    $    --
Lexi and IQI bonuses and compensation,
  legal and audit fees, and software
  licensing expenses.......................       --        810        2,490          443          --         --
Non-cash asset impairment charge...........       --         --           --           --          --     20,399
Restructuring and other non-recurring
  charges..................................       --         --           --           --       8,395        541
                                              ------     ------       ------         ----      ------    -------
Total non-recurring expenses...............   $7,063     $3,227       $2,606         $443      $8,395    $20,940
                                              ======     ======       ======         ====      ======    =======

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

    The Merger has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Reported financial results reflect the Merger and are those of IQI for the periods ended before the Merger and of the combined company on a purchase accounting basis for the periods ended after the Merger. See "Notes to Consolidated Financial Statements--Mergers and Acquisitions."

RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         1997          1998          1999
                                                       --------      --------      --------
Revenues.............................................   100.0%        100.0%        100.0%
Cost of services, excluding depreciation and
  amortization shown below...........................    65.9%         70.8%         71.7%
                                                        -----         -----         -----
Gross profit.........................................    34.1%         29.2%         28.3%
Selling, general and administrative expenses.........    27.1%         22.1%         26.8%
Depreciation.........................................     3.4%          4.4%          5.3%
Acquisition goodwill amortization....................     1.2%          1.3%          1.1%
Non-cash asset impairment charge.....................      --            --           8.3%
Restructuring and other non-recurring charges........      --           3.7%          0.2%
                                                        -----         -----         -----
    Total expenses...................................    31.7%         31.5%         41.7%
                                                        -----         -----         -----
Operating income (loss)..............................     2.4%         (2.3)%       (13.4)%
Interest expense, net................................     2.7%          2.4%          3.0%
Non-cash interest expense............................      --           1.4%           --
                                                        -----         -----         -----
Loss before income taxes.............................    (0.3)%        (6.1)%       (16.4)%
Income tax expense (benefit) (Note 11)...............     0.4%         (1.3)%        (2.5)%
                                                        -----         -----         -----
    Net loss.........................................    (0.7)%        (4.8)%       (13.9)%
Preferred stock dividends............................      --            --           0.5%
                                                        -----         -----         -----
    Net loss after preferred stock dividends.........    (0.7)%        (4.8)%       (14.4)%
                                                        =====         =====         =====

HISTORICAL YEAR ENDED DECEMBER 31, 1999 VS. HISTORICAL YEAR ENDED DECEMBER 31,
  1998

    We experienced a net loss after preferred stock dividends of $35.4 million, or 14.2% of revenues, for the year ended December 31, 1999 as compared to a net loss of approximately (restated) $10.8 million, or 4.8% of revenues, for the year ended December 31, 1998. Excluding an approximately $20.4 million non-cash asset impairment charge and $0.5 million ($0.3 million, net of taxes) of restructuring and other non-recurring charges, the net loss after preferred stock dividends was approximately $14.7 million, or 6.0% of revenues, in 1999. Excluding approximately $8.4 million ($5.1 million, net of taxes) in merger-related restructuring and other non-recurring charges, we experienced a net loss of approximately $5.7 million, or 2.5% of revenues, in 1998.

    Revenues increased $18.2 million, or 8.0%, to approximately $246.3 million during 1999 as compared to revenues of $228.0 million in 1998. The increase in revenues was due primarily to the impact of revenues contributed by ATC after the Merger. Inbound customer solutions revenues increased approximately
$61.4 million, or 99.7%, in 1999. This increase was somewhat offset by a decline in outbound customer solutions revenues of approximately $37.7 million, or 28.2%, and a drop in marketing research revenues of approximately $5.5 million, or 16.8%. For the years ended December 31, 1998 and 1999, our actual mix of revenues was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                             1998        %            1999        %
                                           --------   --------      --------   --------
                                                      (DOLLARS IN THOUSANDS)
Inbound customer solutions...............  $ 61,577     27.0%       $122,964     50.0%
Outbound customer solutions..............   133,778     58.7%         96,102     39.0%
                                           --------                 --------
    Customer solutions total.............   195,355     85.7%        219,066     89.0%
Marketing research.......................    32,683     14.3%         27,202     11.0%
                                           --------                 --------
    Total revenues.......................  $228,038    100.0%       $246,268    100.0%
                                           ========                 ========

    On a pro forma basis for the Merger, revenues decreased $29.7 million, or 10.8%, from approximately $276.0 million in 1998. This decrease was primarily the result of the curtailment of certain outbound programs by our largest telecommunications client and a large financial services client, and a decline in marketing research revenues. On a pro forma basis for the Merger, outbound customer solutions revenues in 1999 declined $48.4 million, or 33.5%, from 1998 while marketing research revenues dropped $5.5 million, or 16.8%, from 1998. These declines were offset somewhat by an approximately $24.2 million, or 24.5%, increase in inbound customer solutions revenues in 1999. On a pro forma basis for the Merger as if it had occurred on January 1, 1998, our mix of revenues, for 1998 and 1999, was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                             1998        %            1999        %
                                           --------   --------      --------   --------
                                             (PRO     (DOLLARS IN THOUSANDS)
                                            FORMA)
Inbound customer solutions...............  $ 98,783     35.8%       $122,964     50.0%
Outbound customer solutions..............   144,518     52.4%         96,102     39.0%
                                           --------                 --------
    Customer solutions total.............   243,301     88.2%        219,066     89.0%
Marketing research.......................    32,683     11.8%         27,202     11.0%
                                           --------                 --------
    Total revenues.......................  $275,984    100.0%       $246,268    100.0%
                                           ========                 ========

    For the year ended December 31, 1999, approximately 24% of our revenues were generated by our largest telecommunications client and approximately 16% by our largest financial services client, as compared to approximately 27% and 11% (23% and 9%, on a pro forma basis for the Merger, respectively), in the year ended December 31, 1998.

    Aegis' objective is to secure recurring revenues from long-term relationships with targeted, large corporate clients that utilize telecommunications and marketing research strategies as integral, ongoing elements in their marketing and customer service programs. In addition to providing services on an outsourcing basis, in which the Company provides all or a substantial portion of a client's customer solutions and/or marketing research needs, the Company also continues to perform project-based services for certain clients. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones.

    As part of our site migration plan, we closed our Addison, Texas facility in August 1999. Work being performed at this center was migrated to two new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona during the second quarter of 1999. The lease on the Addison client service center expired on October 31, 1999. Our site strategy and center migration plan focuses on locating client service centers in what management believes are markets offering lower wage rates, better employee retention and generally lower operating costs.

    During the first quarter of 1999, our largest client, AT&T, reduced its marketing spending and, as a result, discontinued agreements with Aegis for two customer acquisition programs under which we were providing both outbound and inbound services. Subsequent to the end of the quarter, we were notified by our historically second largest financial services client that the client would curtail its outbound customer acquisition spending with Aegis beginning in the second quarter of 1999. During the second quarter of 1999, we expanded our inbound customer service relationship with our largest client, AT&T. Under this addition to an existing master agreement, Aegis began performing critical customer care functions, including the handling of inbound orders and inquiries, for this client's growing consumer customer base, beginning in the third quarter of 1999. This new offering requires the use of more than 700 workstations in Aegis client service centers in Irving and Los Angeles and is in addition to the inbound customer solutions Aegis provides for this client's small business customers from our Fairmont, West Virginia facility. We no longer furnish traditional, hourly-rate outbound telemarketing for this client. As such, all services now provided to this client are either inbound or pay-for-performance outbound.

    Gross profit increased $2.9 million, or 4.3%, to approximately
$69.6 million in 1999 from approximately $66.7 million in 1998. The increase in gross profit was due to the increase in revenues over 1998 which was primarily attributable to the inclusion of ATC-related SG&A revenues for a full year in 1999 versus six months in 1998 following the Merger. Gross profit as a percentage of revenues ("gross margin") for 1999 was 28.3% as compared to 29.2% in 1998. The decrease in gross margin was primarily due to a decline in capacity utilization from the prior year period resulting from lower volumes of business from our two largest telecommunications clients, a large financial services client and our marketing research division, several new programs being billed at training rather than production rates as they were being ramped-up, and redundant facilities and training costs associated with the Addison, Texas client service center being open simultaneously with two new replacement centers in Sierra Vista, Arizona and St. Joseph, Missouri for part of the third quarter. The Addison facility ceased operations in August 1999 and its lease expired on October 31, 1999.

    Selling, general and administrative ("SG&A") expenses increased approximately $15.4 million, or 30.5% in 1999. As a percentage of revenues, SG&A expenses for 1999 were 26.8% versus 22.1% in 1998. The increase in SG&A expenses is primarily attributable to the inclusion of ATC-related SG&A expenses for a full year in 1999 versus six months in 1998 following the Merger. The increase in SG&A expenses as a percentage of revenues is primarily attributable to expenditures to support anticipated program volumes, which were not realized during the first six months of 1999.

    Depreciation and amortization expenses increased approximately
$2.8 million, or 21.6%, to approximately $15.7 million in 1999 from approximately $12.9 million in 1998. As a percentage of revenues, depreciation and amortization expense was 6.4% in 1999 versus 5.7% in 1998. The increases in depreciation and amortization expense as a percentage of revenues are due to the addition of ATC's depreciation and amortization expenses subsequent to the Merger, additional amortization expense resulting from the goodwill recorded in the Merger, and additional depreciation resulting from investments in the completion of three new client service centers and the expansion of three existing centers since the first quarter of 1998.

    As a result of the performance of our Elrick & Lavidge ("E&L") marketing research division since its acquisition by IQI in July 1997, in the first quarter of 1999 we performed an analysis (based on E&L's estimated future cash flows undiscounted and without interest) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, it was determined that the carrying value of the goodwill associated with the purchase of E&L had been impaired. Accordingly, in the first quarter of 1999, we adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20.4 million, which reduced the amount of goodwill on our balance sheet by a corresponding amount. This reduction is expected to result in a decrease in Aegis' goodwill amortization expense of approximately $1.1 million annually.

    We recorded pre-tax restructuring charges related to the Merger of $8.4 million ($5.1 million, net of taxes) in the year ended December 31, 1998 and $0.5 million ($0.3 million, net of taxes) in the first quarter of 1999. These charges were primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. Management believes that all Merger-related restructuring efforts have been completed and all related charges recorded.

    Net interest expense increased approximately $1.9 million, or 33.8%, in 1999 versus 1998 due to increased utilization of our revolving line of credit and the issuance of additional subordinated indebtedness during 1999.

    Non-cash interest expense related to the beneficial conversion feature in the subordinated debt financing provided by the Thayer-led group in July 1998 was recognized in 1998. We determined that a beneficial conversion feature existed for subordinated debt issued in July 1998 and quantified the amount as non-cash interest expense of $3.1 million at the issuance date. See "Notes to Unaudited Consolidated Financial Statements--Effect of Restatement."

    Our statutory state and federal income tax benefit rate for 1999 and 1998 was approximately 40.0%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense and the asset impairment charge.

    Excluding a non-cash impairment charge of $20.4 million, or $0.39 per share, and restructuring and other non-recurring charges of $0.5 million
($0.3 million, net of taxes, or $0.01 per share), the Company experienced a net loss after preferred stock dividends of approximately $14.7 million, or $0.28 per share, for 1999 as compared to a net loss in 1998 of approximately
$5.7 million, or $0.14 per share, excluding restructuring and other non-recurring charges of approximately $8.4 million ($5.1 million, net of taxes, or $0.13 per share).

HISTORICAL YEAR ENDED DECEMBER 31, 1998 VS. HISTORICAL YEAR ENDED DECEMBER 31,
  1997

    The Company experienced a net loss of approximately (restated)
$10.8 million, or 4.7% of revenues, for the year ended December 31, 1998. Excluding approximately $8.4 million ($5.1 million, net of taxes) in merger-related restructuring and other non-recurring charges, the Company experienced a net loss of approximately $5.7 million, or 2.5% of revenues, in 1998 as compared to a net loss of approximately $1.0 million, or 0.7% of revenues, in 1997.

    Revenues generated during the year ended December 31, 1998 increased 70.4% to $228.0 million from $133.8 million in the year ended December 31, 1997. The increase in revenues was due primarily to the impact of revenues contributed by ATC subsequent to the Merger and by InterServ, which was acquired by IQI on July 12, 1997.

    On a pro forma basis for the Merger, revenues grew $27.2 million, or 10.9%, in 1998 as compared to 1997. The growth in revenues on a pro forma basis for the Merger was primarily attributable to growth in volumes from certain existing telecommunications and financial services clients and services performed for new clients. This growth was somewhat offset by a decrease in service volumes from the Company's largest client of approximately 13.6% and a decline in marketing research revenues of approximately 12.0%. See "Notes to Consolidated Financial Statements--Mergers and Acquisitions."

    Approximately 27% of the Company's revenues during the year ended
December 31, 1998 were generated by the Company's largest telecommunications client, AT&T, and approximately 11% by its largest financial services client, American Express, as compared to approximately 41% and nil, respectively, in the year ended December 31, 1997. On a pro forma basis for the Merger, approximately 26% of the Company's revenues during 1998 were generated by the Company's largest telecommunications client and approximately 9% by its largest financial services client as compared to approximately 33% and 9%, respectively, in 1997.

    For the year ended December 31, 1998, gross profit earned on revenues increased approximately $21.0 million, or 46.1%, from the year ended
December 31, 1997. The increase in gross profit was primarily due to the addition of ATC's revenues as a result of the Merger. Gross margin for 1998 was 29.2% as compared to 34.1% in 1997. The decrease in gross margin was primarily due to the impact of the addition of ATC's revenues, which are characterized by lower gross margins than those of IQI, and a decline in capacity utilization in the fourth quarter of 1998 resulting from lower volumes of business from the Company's two largest telecommunications clients.

    SG&A expenses increased $14.2 million, or 39.1%, in 1998 versus 1997. The increase in SG&A expenses was primarily attributable to the Merger with ATC. As a percentage of revenues, SG&A expenses were 22.1% in 1998 and 27.1% in 1997. The decrease in SG&A expenses as a percentage of revenues was primarily the result of efficiencies of scale derived from growth in business volumes.

    Depreciation and amortization expenses increased $6.8 million, or 111.6%, in 1998 as compared to 1997. As a percentage of revenues, depreciation and amortization expense was 5.7% in 1998 versus 4.6% in 1997. The increase in depreciation and amortization expense as a percentage of revenues was due to additional depreciation resulting from investments in two new client service centers, information technology and infrastructure, and additional goodwill amortization resulting from the goodwill recorded in the Merger and in the InterServ acquisition.

    In connection with the Merger, the Company recorded restructuring and other non-recurring charges of approximately $8.4 million ($5.1 million, net of taxes) in the year ended December 31, 1998. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. Management expects the remainder of restructuring efforts to be completed by March 31, 1999.

    Net interest expense increased by approximately $1.9 million, or 53.8%, in 1998 over 1997 due to increased utilization of the Company's revolving line of credit and the assumption of additional subordinated indebtedness. Non-cash interest expense related to the beneficial conversion feature in the subordinated debt financing provided by the Thayer-led group in July 1998 was recognized in 1998. The Company determined that a beneficial conversion feature existed for subordinated debt issued in July 1998 and has quantified the amount as non-cash interest expense of $3.1 million at the issuance date. See "Notes to Consolidated Financial Statements--Effect of Restatement."

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

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1997       1998       1999
                                                         --------   --------   --------
Net cash provided by (used in) operating activities....  $  2,329   $  7,127   $(12,052)
Net cash used in investing activities..................   (25,794)   (16,213)   (10,180)
Net cash provided by financing activities..............    26,492     14,478     17,520
Effect of exchange rates on cash.......................        11         21         54
                                                         --------   --------   --------
    Net increase (decrease) in cash and cash
      equivalents......................................  $  3,038   $  5,413   $ (4,658)
                                                         ========   ========   ========

    We have historically utilized cash flow from operations, available borrowing capacity under our credit facilities, subordinated indebtedness provided by certain of our shareholders (primarily Thayer Equity) and the issuance of convertible preferred stock to meet our liquidity needs. Thayer Equity has previously provided Aegis with financial support through subordinated debt financing, the conversion of subordinated debt into preferred stock, and providing loan guarantees; however, there can be no assurance, should we experience future liquidity issues, that Thayer Equity will continue to provide such financial support.

    During 1999, we used approximately $12.1 million in net cash in our operating activities primarily due to losses from operations.

    Cash used in investing activities during 1999 totaled approximately
$10.2 million, representing a $6.0 million, or 37.2%, decrease from 1998. 1998 included $3.6 million of net acquisition costs in addition to $12.5 million of capital expenditures. Comparatively, 1999 consisted solely of capital expenditures of $10.2 million, a $2.3 million, or 18.4% decrease from 1998. Capital expenditures primarily have consisted of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of two new client service centers in the second quarter of 1999 and the upgrade or replacement of workstations in our existing facilities. Capital expenditures during 1999 totaled $10.2 million and were funded primarily with proceeds from bank borrowings and subordinated indebtedness provided by Thayer Equity.

    During 1999, financing activities included the receipt of net proceeds of approximately $42.0 million from the private placement of redeemable convertible preferred stock with Questor Partners Fund II, L.P. and related investment funds, $11.7 million under our credit facility and the receipt of approximately $7.3 million of additional subordinated indebtedness provided by Thayer Equity. Cash used in financing activities during 1999 includes $43.0 million in repayments of long-term debt and capital lease obligations. (See discussion of the Questor Transaction, our credit facility and subordinated indebtedness below.)

QUESTOR TRANSACTION

    In an effort to reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F senior voting convertible preferred stock (the "Preferred F Shares") to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (the "Questor Investors") for an aggregate purchase price of $46.75 million. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share. The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to pay transaction expenses and repay outstanding bank debt.

    As a result of the sale of the Preferred F Shares, on an as-converted basis, the Questor Investors collectively own approximately 38% of our Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 47% of our voting equity stock.

CREDIT FACILITY

    In connection with the Merger, IQI entered into a credit agreement with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB") (the "Credit Agreement") whereby Scotiabank and CSFB rolled over and continued their loan commitments to IQI aggregating $53.0 million and Scotiabank committed to provide IQI an additional $12.0 million in revolving loans, resulting in a total facility of $65.0 million. The proceeds of the additional loan were used to refinance the bank indebtedness of Advanced Telemarketing Corporation, a wholly-owned subsidiary of ATC ("Advanced"), to pay transaction expenses for the Merger, and for general corporate and working capital needs of IQI and Advanced. As part of the amendment of the Credit Agreement, the Company and Advanced agreed to guarantee the IQI indebtedness and grant blanket security interests in their assets to secure repayment of the banks' loans. We also pledged our shares of Advanced common stock to the banks to secure repayment of the banks' loans.

    The Credit Agreement contains various covenants that limit, among other things, the operating subsidiaries' indebtedness, capital expenditures, investments, payments and dividends to the parent company, Aegis, and requires the operating subsidiaries to meet certain financial covenants. Similarly, under the terms of the Company's guaranty of our operating subsidiaries' obligations, the Company is subject to certain covenants limiting, among other things, our ability to incur indebtedness, enter into guaranties, and acquire other companies. The Credit Agreement is secured by liens on the operating subsidiaries' accounts receivable, furniture and equipment, and is guaranteed by the Company.

    On March 30, 1999, the Company entered into the Third Amendment to the Credit Agreement (the "Third Amendment") whereby Scotiabank and CSFB waived the Company's defaults under certain of the covenants at December 31, 1998 and provided for new levels for existing financial covenants and a new covenant related to EBITDA.

    On August 6, 1999, the Company entered into the Fourth Amendment to our Credit Agreement (the "Fourth Amendment") with Scotiabank and CSFB whereby Scotiabank and CSFB committed to provide the Company an additional $7.5 million in term debt, resulting in a total facility of approximately $68.0 million, and waived the Company's defaults under certain of the covenants through August 31, 1999. The proceeds of the additional loan were used for the Company's general corporate and working capital needs. As part of the Fourth Amendment, Thayer Equity agreed to guarantee the Company's additional $7.5 million of indebtedness. In consideration of such guarantee, the Company issued Thayer Equity a warrant to purchase up to 800,000 shares of our Common Stock, exercisable only if the guarantee was drawn upon. As part of our settlement of an indemnification claim made by us related to the Merger, Thayer Equity waived its right to this contingent warrant.

    In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement with Scotiabank and CSFB, thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving credit facility commitments from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the credit facility. If we meet certain financial targets in the first quarter of 2000, which we expect to do, the aggregate commitment will increase as much as an additional $2.0 million, bringing the total revolving facility to $48.5 million. At February 29, 2000, we estimated our borrowing availability under the amended agreement at approximately $16.0 million.

SUBORDINATED INDEBTEDNESS

    Prior to the Merger, on July 6, 1998, the Company received an additional financing commitment from Thayer Equity and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at our election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. As of October 23, 1998, we had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of our Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into our Common Stock at a conversion price of $2.375 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to us.

    In connection with the Merger, Thayer Equity provided the Company with $6.8 million in subordinated indebtedness as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. This subordinated indebtedness is convertible into shares of our Common Stock at a conversion price of $2.00 per share. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer Equity warrants to purchase 1,100,000 shares of our Common Stock at an exercise price of $1.96. As discussed in "Notes to Unaudited Consolidated Financial Statements--Effect of Restatement," we have restated our 1998 financial statements to account for a beneficial conversion feature related to certain convertible subordinated debt issued in 1998.

    On March 30, 1999, Thayer Equity provided the Company with approximately $5.7 million in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into our Common Stock at a conversion price of $1.15 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to us.

    In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by our largest shareholder, Thayer Equity, agreed to convert approximately $12.1 million of our subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-cash or-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share.

NOTE RECEIVABLE

    As of February 29, 2000, Michael G. Santry, one of our directors, owed the Company approximately $2.0 million, including accrued interest, under a secured promissory note dated September 16, 1997. As provided for in the Merger Agreement, Mr. Santry made a principal payment of approximately $1.8 million on June 30, 1998. The Merger Agreement also provided for an extension of the maturity date of the balance of the principal and accrued but unpaid interest on the note to March 31, 1999. The note is secured by 7,000 shares of Aegis Common Stock and options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry and additional collateral pledged by Mr. Santry in June 1999 when the maturity date of the note was extended to March 31, 2000 and the note's annual rate of interest was raised from 6% to 7%. We currently anticipate extending the term of the loan until March 31, 2001. Because Mr. Santry is an affiliate of the Company and the amount of the loan has been outstanding for more than one year, the balance of the note receivable has been reclassified as a reduction to additional paid in capital in shareholders' equity in 1999.

GROWTH STRATEGIES

    We primarily operate in the customer solutions segment of the CRM industry, which is a fast-growing, highly competitive industry. As such, we continue to implement our site strategy and center migration plan, which focuses on locating client service centers in what we believe are markets offering lower wage rates, better employee retention and generally lower operating costs. To that end, we migrated positions from our Addison, Texas facility to new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona in the second quarter of 1999 and closed the Addison facility in August 1999. Our growth and continued implementation of this site strategy may necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the Company's existing credit facility. In addition, expenses associated with such centers may temporarily dampen operating income.

    Although no assurances can be made in this regard, management anticipates that, based on our ability to secure such financing to date, our current credit facility and anticipated cash flow from operations, for the foreseeable future, we should be able to fund our future working capital needs, expenditures associated with the roll-out of our e-care capabilities, and the capital equipment requirements of future client service center facilities, which we anticipate will be needed in 2000 to meet the capacity requirements of anticipated growth, and potential acquisition opportunities.

YEAR 2000 ISSUE

    The inability of software and computers and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem is not corrected, systems that use a date in its prescribed function may have failed or produced erroneous results before or on the year 2000 or may fail or produce erroneous results after the year 2000.

    All Year 2000 remediation efforts for our business were completed on time and within budget estimates without any material adverse impact on our operations. Through December 31, 1999, we incurred and expensed approximately $2.3 million in remediation costs associated with our Year 2000 compliance activities. The total cost associated with required modifications to become Year 2000 compliant has not been material to our financial position to date.

    Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, clients and other service providers. While problems may arise in the future and we cannot assure you that we will not have a Year 2000 problem, we are unaware of any material impact on our business caused by a Year 2000 problem either in our systems or those of third-parties.

    The above description of the Year 2000 issue contains forward-looking statements including, without limitation, statements relating to our expectations that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 Issue should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning below.

OUTLOOK AND UNCERTAINTIES

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

CONTROL BY PRINCIPAL SHAREHOLDERS

    As a consequence of the Questor Transaction, the Questor Investors (through their ownership of the Preferred F Shares) collectively own, on an as-converted basis, approximately 47% of our issued and outstanding common stock approximately 38% of our Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 47% of our voting equity stock.

    Thayer Equity and its affiliates (through their ownership of Common Stock, warrants, convertible subordinated debt and convertible Series D and Series E Preferred Stock) collectively own approximately 26% of our Common Stock and Common Stock equivalents outstanding. The Series D and Series E Preferred Stock are non-voting; therefore, Thayer holds approximately 19% of our voting equity stock.

    Under the terms of a Stockholders Agreement among Questor, Thayer and certain other stockholders of the Company, each of Questor and Thayer has the right to nominate six of twelve board members and to approve certain major decisions (described below). As a result, Questor and Thayer can exercise significant control over the outcome of substantially all matters that require a Board of Directors or shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis. In addition, since our officers serve at the pleasure of the Board of Directors, the Thayer and Questor investors exercise significant control over day-to-day operations.

    The Stockholders Agreement provides that the parties to the agreement satisfy a "right of first offer" to the others prior to a transfer of its shares to a third party. The Stockholders Agreement also provides that the parties provide each other with certain "tag-along" rights in the event of a sale or transfer of shares to a third party. The parties are required to use their best efforts to vote all of their shares to elect and continue in office twelve directors, six of whom are nominated by Questor and six of whom are nominated by Thayer. Questor also agreed that from and after the Closing of the Questor financing, it will use its best efforts to cause its Board designees to abstain from voting on any Board action in connection with the optional redemption of the Preferred F Shares. Further, the other parties agreed that from and after the Closing they will use their best efforts to cause their Board designees to abstain from voting on any Board action in connection with the repayment of certain indebtedness owed to Edward Blank and his affiliates, or the redemption or repurchase of any or all of either the Preferred D Shares or the Preferred E Shares. Additionally, each committee of the Board will be constituted so that the number of Questor Designees (as defined in the Stockholders Agreement) and Existing Stockholder Designees (as defined in the Stockholders' Agreement) on any such committee is as nearly as possible in the same proportion as the number of Questor Designees and Existing Stockholder Designees on the entire Board. The Stockholders Agreement and the Bylaws also provides that certain major decisions will require the affirmative vote of not less than three-fourths of the directors of the Board.

    The list of major decisions include:

    - issuing shares, including any indebtedness convertible into shares, or any other form of equity in the Company or any subsidiary of the Company other than a) granting options to directors or employees of the Company pursuant to any incentive or other benefit plan adopted by the Board, b) issuing shares of Common Stock pursuant to the exercise of such options and
      c) issuing shares of Common Stock or any security, including any debt convertible into shares of Common Stock, or any other form of equity in the Company, in one or more offerings, where the aggregate purchase price for all such issuances does not exceed $500,000.

    - Adoption of any stock-based employee benefit plan by the Company.

    - Incurring debt or entering into guarantees for borrowed money (excluding trade payables) in excess of $2,500,000 in a 12 month period, subject to certain exceptions.

    - Selling, leasing, pledging or granting a security interest or encumbrance in all or substantially all of the Company's or any subsidiary of the Company's assets, except in connection with the incurrence of indebtedness for borrowed money that does not involve a major decision under 3 above.

    - Acquiring (whether through an asset purchase, merger, equity purchase or otherwise) any assets (excluding acquisitions of raw materials and supplies in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2,000,000.

    - Selling or otherwise disposing of any assets (excluding sales or other dispositions of inventory in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2,000,000.

    - Amending the By-laws or the Certificate of Incorporation of the Company.

    - Any Change of Control Transaction.

    - Executing or delivering any assignment for the benefit of creditors of the Company.

    - Filing any voluntary petition in bankruptcy or receivership with respect to the Company.

    - Taking any action while there is a vacancy on the Board, including without limitation the filling of such vacancy.

SHARES AVAILABLE FOR FUTURE SALE

    Questor, Thayer and their respective affiliates own combined approximately 65% of our Common Stock and Common Stock equivalents outstanding (through their ownership of Common Stock, warrants, convertible subordinated debt and convertible preferred stock). Although Questor, Thayer and other affiliates of Aegis are restricted to some extent from reselling their respective shares of Aegis Common Stock under applicable securities laws, both possess registration rights with respect to the shares of capital stock they own that can be exercised at any time. We cannot predict the effect that future sales of stock, especially by Questor or Thayer, will have on the market price of Aegis Common Stock prevailing from time to time. Sales of substantial amounts of Aegis Common Stock (including shares issued upon the conversion of preferred stock or the exercise of stock options), and even the perception that such sales could occur, may adversely affect prevailing market prices for Aegis Common Stock.

NEW MANAGEMENT

    Our future success depends in large part on the efforts and abilities of management. We have a new Chief Executive Officer, new Executive Vice President of Sales and Marketing, new Chief Technology Officer and expect to hire a new Chief Financial Officer during the second quarter of 2000. Each new officer will have to acquaint himself with the operations of Aegis.

    In addition, at our special meeting of stockholders held on December 10, 1999, the stockholders elected a new board of directors comprised of six Thayer nominees and six Questor nominees. Although we expect that our board of directors will be able to resolve major business issues, we cannot assure you that deadlocks will not occur.

RELIANCE ON MAJOR CLIENTS

    We have historically relied on a few major clients for the bulk of our revenue. In 1999, AT&T and American Express accounted for approximately 24% and 16% of our revenues, respectively. Relying on one or a few major clients includes a number of more specific business risks that may adversely impact the ability of the provider, such as Aegis, to derive revenue from the client, including:

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

    For example, from time to time, AT&T reorganizes or curtails its marketing programs, negotiates price reductions in certain of its programs and significantly reduces its volume of business with us. Many of our clients are concentrated in the telecommunications, financial services, insurance and publishing industries. A significant downturn in any of these industries or a trend away from their use of telephone-based sales, marketing or customer management services could materially and adversely affect our business. Although we believe our relations with our major clients are good, the loss of one or more of our major clients could have a material adverse effect on our operating results. See "Item 1. Business--Reliance on Major Clients."

LEVERAGE; FUTURE CAPITAL REQUIREMENTS

    At December 31, 1999, we had borrowed $32.3 million under our revolving line of credit, had long-term capital leases of approximately $3.8 million and $9.8 million in subordinated indebtedness at December 31, 1999, which results in a total debt to total capitalization ratio of approximately 33.9%. Our tangible net book value (including redeemable convertible preferred stock) was approximately $41.4 million at December 31, 1999. Although we used the net proceeds from the $46.75 million Questor transaction to reduce our outstanding bank debt by approximately $42.0 million, our leverage could still adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make our business more vulnerable to economic downturns and competitive pressures. Our future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, the timing and cost of acquisitions and efforts to expand existing operations. If funds available through the Credit Agreement and cash flows from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through additional equity or debt financings or from other sources. Any additional equity financings may be dilutive to our stockholders and the terms of any debt financings are likely to contain restrictive covenants that limit our ability to pursue certain courses of action. In addition, the terms of the Credit Agreement and the Questor financing limit our ability to incur debt other than pursuant to the existing facilities. We cannot assure you that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to restructure our existing indebtedness or forego strategic decisions or delay, scale back or eliminate operations, which could have a material adverse effect on our business, financial condition and results of operations.

FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

    We anticipate that the trend toward outsourcing of telephone- and Internet-based sales, marketing, and customer service operations, as well as increased penetration of new and existing clients and markets will drive future growth. A number of other factors, including the effective and timely initiation and development of client relationships, the opening of new client service centers and the recruitment, motivation and retention of qualified personnel, will affect growth. Sustaining growth will also require better and faster systems and additional management, operational and financial resources. We cannot assure you that we will be able to manage expanding operations effectively or maintain or accelerate growth.

POSSIBLE VOLATILITY OF STOCK PRICE

    Our stock price can be volatile, in response to:

    - sales or proposed sales by Questor, Thayer or other affiliates

    - variations in quarterly operating results

    - the depth and liquidity of the market for Aegis Common Stock

    - investor perception of Aegis and the industry in which it competes

    - the gain or loss of significant customer contracts

    - changes in management

    - changes in or new services by Aegis or competitors

    - general trends in the industry

    - other events or factors

    In addition, the stock market generally has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Aegis Common Stock. Since the Merger, the market price per share of Aegis Common Stock has ranged from $3.19 to $0.47. On March 24, 2000, the stock closed at $1.69. In addition, as a consequence of the Common Stock being delisted as a Nasdaq NMS security, it may be more difficult to trade the Common Stock.

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

DEPENDENCE ON KEY PERSONNEL

    Our success of Aegis depends in large part on the abilities and continued service of our executive officers and other key employees and our ability to hire and retain qualified executive officers and key personnel. We cannot assure you that we will be able to hire or retain these people. Losing one or more of them could materially and adversely affect our results of operations.

RISKS ASSOCIATED WITH OUR CONTRACTS

    Our contracts generally do not ensure a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign long-term contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce program call volumes, on relatively short notice. Although many of such contracts require the client to pay a contractually agreed amount in the event of early termination, we cannot assure you that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenues we may lose as a result of early termination.

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

GOVERNMENT REGULATION

    Both Federal and state governments regulate our business and the customer solutions industry as a whole. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation will be enacted that regulates our business. Additional Federal or state legislation could limit our activities or increase our cost of doing business which could, in turn, cause our operating results to suffer. See "Item 1. Business--Government Regulation."

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

COMPETITION

    Our industry is very competitive. We cannot assure you that, as the customer solutions industry continues to evolve, additional competitors with greater resources than ours will not enter the industry (or particular segments of the industry) or that our clients will not choose to conduct more of their telephone-based sales, marketing or customer service activities internally. The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks and other media, could adversely effect the demand for our services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the Internet could reduce the demand for certain of our offered services. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although we attempt to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. See "Item 1. Business--Industry and Competition."

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

REVENUES AND SEASONAL NATURE OF BUSINESS

    Our revenues are directly affected by the timing and size of our clients' marketing programs. Consequently, we experience quarterly variations in revenues and operating results. See "Item 1. Business--Revenues and Seasonal Nature of Business."

OTHER UNCERTAINTIES

    We discuss other operating, financial or legal risks or uncertainties in this Form 10-K in specific contexts and in our other filings with the Commission. We are also subject to general economic risks, the risk of loss of a major customer and other risks and uncertainties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have purchased an interest rate collar, which expires March 31, 2000, to hedge against the risk that our interest rate under our Credit Agreement will rise beyond a specified level. This collar costs the Company about $75,000 on an annualized basis. With this exception, we do not use derivative financial instruments to manage the impact of interest rate changes on our debt obligations or on our investments.

    We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions. At December 31, 1999, we had no cash invested in money market funds. The rate of interest earned on these investments varies with overall market rates. A hypothetical one hundred basis point change in the interest rate earned on these investments would not have a material effect on our income or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See pages F-1 through F-33 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    This information will be contained in the definitive proxy statement of the Company for the 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    This information will be contained in the definitive proxy statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference. Information in the section entitled "Report of the Compensation Committee of the Board of Directors" and in the subsection entitled "Performance Graph" are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information will be contained in the definitive proxy statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information will be contained in the definitive proxy statement of the Company for the 2000 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

    The following exhibits are filed as a part of this Form 10-K Annual Report:

         2.1            Agreement and Plan of Merger dated April 7, 1998 between ATC
                        Communications Group, Inc., ATC Merger Sub, Inc., and IQI,
                        Inc. (Incorporated by reference to Exhibit 4.6 of the
                        Company's Form 10-Q Quarterly Report for the quarterly
                        period ended March 31, 1998).

         3.1 Amended and Restated Certificate of Incorporation (filed herewith).

         3.2            Amended and Restated Bylaws (Incorporated by reference to
                        Exhibit 3.2 of the Company's Form 8-K Current Report filed on December 20, 1999).

         4.1            Specimen of Share Certificate of Company's Common Stock
                        (Incorporated by reference to Exhibit 4.1 of the Company's
                        Form 10-Q for the quarterly period ended September 30,
                        1998).

         4.2            Form of Series B Preferred Stock certificate, as amended.
                        (Incorporated by reference to the Company's Form 10-K Annual
                        Report for the year ended June 30, 1994).

         4.3            Elimination Certificate for Series D Junior Participating
                        Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on December 20, 1999).

         4.4            Series D and E Preferred Stock Certificate of Designation
                        (Incorporated by reference to Exhibit 4.10 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        June 30, 1999).

         4.5            Amendment of Series D & E Certificate of Designation of the
                        Company (Incorporated by reference to Exhibit 4.2 of the
                        Company's Form 8-K filed on December 20, 1999).

         4.6            Series F Preferred Stock Certificate of Designation
                        (Incorporated by reference to the Exhibit 4.1 of the
                        Company's Form 8-K Current Report filed on December 20,
                        1999)

         4.7            Shareholder Rights Agreement between Aegis Communications
                        Group, Inc. and Harris Trust and Savings Bank dated
                        December 16, 1998 (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed with the Securities and
                        Exchange Commission on December 17, 1998) (Note: this
                        Agreement was terminated effective December 10, 1999).

         4.8            Amendment to Shareholder Rights Agreement dated August 25,
                        1999 by and between the Company and Harris Trust & Savings
                        Bank (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K Current Report filed on December 20,
                        1999) (Note: this Agreement was terminated effective
                        December 10, 1999).

        10.1            Securities Purchase and Registration Rights Agreement by and
                        between ATC Communications Group, Inc. and Thayer Equity
                        Investors III, L.P. dated April 7, 1998 (Incorporated by
                        reference to Exhibit 4.7 of the Company's Form 10-Q
                        Quarterly Report for the quarter ended March 31, 1998).

        10.2            Warrant to Purchase Shares of Common Stock of ATC
                        Communications Group, Inc. issued to Thayer Equity Investors
                        III, L.P. dated April 7, 1998 (Incorporated by reference to
                        Exhibit 4.8 of the Company's Form 10-Q Quarterly Report for
                        the quarter ended March 31, 1998).

        10.3            Promissory Note by and among Advanced Telemarketing
                        Corporation, ATC Communications Group, Inc., and Thayer
                        Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference to Exhibit 10.26 of the Company's Form 10-Q
                        Quarterly Report for the quarterly period ended March 31,
                        1998).

        10.4            Subordination and Intercreditor Agreement between Thayer
                        Equity Investors III, L.P. and Bank One, Texas, N.A. dated
                        May 4, 1998, (Incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).

        10.5            Second Warrant to Purchase Shares of Common Stock of ATC
                        Communications Group, Inc. dated May 4, 1998, (Incorporated by reference to Exhibit 10.29 of the Company's Form 10-Q
                        Quarterly Report for the quarterly period ended March 31,
                        1998).

        10.6            Security Agreement between ATC Communications Group, Inc.
                        and Thayer Equity Investors III, L.P. dated May 4, 1998
                        (Incorporated by reference to Exhibit 10.27 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        March 31, 1998).

        10.7            Pledge Agreement between ATC Communications Group, Inc. and
                        Thayer Equity Investors III, L.P. dated May 4, 1998,
                        (Incorporated by reference to Exhibit 10.28 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        March 31, 1998).

        10.8            Registration Rights Agreement between ATC Communications
                        Group, Inc. and Thayer Equity Investors III, L.P. dated
                        May 4, 1998, (Incorporated by reference to Exhibit 10.30 of the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).

        10.9            Reimbursement and Indemnification Agreement by and among
                        Advanced Telemarketing Corporation, ATC Communications
                        Group, Inc., and Thayer Equity Investors III, L.P. dated
                        May 4, 1998, (Incorporated by reference to Exhibit 10.25 of the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).

        10.10           Stockholders Agreement dated July 9, 1998 by and among ATC
                        Communications Group, Inc., Thayer Equity Investors III,
                        L.P., ITC Services Company, Edward Blank, The Edward Blank
                        1995 Grantor Retained Annuity Trust, Codinvest Limited,
                        Michael G. Santry and Darryl D. Pounds (Incorporated by
                        reference to Exhibit 10.10 of the Company's Form 10-K Annual
                        Report for the year ended June 30, 1998) (Note: this
                        Agreement was terminated effective December 10, 1999).

        10.11           Escrow Agreement dated July 9, 1998 between ATC
                        Communications Group, Inc., the representative of the
                        shareholders of IQI, Inc., and Harris Trust and Savings Bank
                        (Incorporated by reference to Exhibit 10.11 of the Company's
                        Form 10-K Annual Report for the year ended June 30, 1998).

        10.12           Promissory Note by and between Aegis Communications Group,
                        Inc. and Thayer Equity Investors III, L.P. dated July 9,
                        1998 in the original principal amount of $6.8 million
                        (Incorporated by reference to Exhibit 10.20 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        September 30, 1998).

        10.13           Promissory Note by and between Aegis Communications Group,
                        Inc. and Thayer Equity Investors III, L.P. dated July 29,
                        1998 in the original principal amount of $1.9 million
                        (substantially identical in all material respects, except for dates and principal amount, to the Promissory Note referred to in Exhibit 10.21).

        10.14           Promissory Note by and between Aegis Communications Group,
                        Inc. and Thayer Equity Investors III, L.P. dated
                        October 23, 1998 in the original principal amount of $2.1 million (substantially identical in all material respects, except for dates and principal amount, to the Promissory Note referred to in Exhibit 10.21).

        10.15           Promissory Note by and between Aegis Communications Group,
                        Inc. and Thayer Equity Investors III, L.P. dated March 31,
                        1999 in the original principal amount of $5.7 million
                        (Incorporated by reference to Exhibit 10.24 of the Company's
                        Form 10-K Annual Report for the year ended December 31,
                        1998.

        10.16           Securities Exchange Agreement entered into as of June 30,
                        1999 by and among Aegis Communications Group, Inc., Thayer
                        Equity Investors III, L.P., Edward Blank, The Edward Blank
                        1995 Grantor Retained Annuity Trust and ITC Service Company
                        (Incorporated by reference to Exhibit 10.25t of the
                        Company's Form 10-Q Quarterly Report for the quarterly
                        period ended June 30, 1999).

        10.17           Amendment, dated as of June 30, 1999, to the Registration
                        Rights Agreement, dated as of July 9, 1998, by and among
                        Aegis Communications Group, Inc., Thayer Equity Investors
                        III, L.P., Edward Blank, The Edward Blank 1995 Grantor
                        Retained Annuity Trust and ITC Service Company (Incorporated
                        by reference to the Exhibit 10.26 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        June 30, 1999).

        10.18           Series Four Warrant to Purchase Shares of Common Stock of
                        Aegis Communications Group, Inc. issued to Thayer Equity
                        Investors III, L.P., Edward Blank, The Edward Blank 1995
                        Grantor Retained Annuity Trust and ITC Service Company dated
                        June 30, 1999 (Incorporated by reference to Exhibit 10.27 of the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

        10.19           Series Five Warrant to Purchase Shares of Common Stock of
                        Aegis Communications Group, Inc. issued to Thayer Equity
                        Investors III, L.P. dated June 30, 1999 (Incorporated by reference to Exhibit 10.28 of the Company's Form 10-Q
                        Quarterly Report for the quarterly period ended June 30,
                        1999).

        10.20           Second Amended and Restated Credit Agreement dated as of
                        July 9, 1998 by and among IQI, Inc., Aegis Communications
                        Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit
                        Suisse First Boston, as syndication agent for the lenders
                        (Incorporated by reference to Exhibit 10.1 of the Company's
                        Form 8-K Current Report dated July 24, 1998).

        10.21           First Amendment to the Second Amended and Restated Credit
                        Agreement dated as of March 31, 1999 by and among IQI, Inc.,
                        Aegis Communications Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova
                        Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (Incorporated by reference to
                        Exhibit 10.2 of the Company's Form 10-K for the year ended
                        December 31, 1998).

        10.22           Fourth Amendment, dated as of August 6, 1999, to the Second
                        Amended and Restated Credit Agreement, dated as of July 9,
                        1998, by and among IQI, Inc., Aegis Communications Group,
                        Inc. as guarantor, the various financial institutions
                        parties thereto, the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit
                        Suisse First Boston, as syndication agent for the lenders
                        (Incorporated by reference to Exhibit 10.29 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        June 30, 1999).

        10.23           Parent Guaranty, dated as of August 6, 1999, made by Thayer
                        Equity Investors III, L.P. pursuant to the Fourth Amendment to the Second Amended and Restated Credit Agreement, in
                        favor of each of the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit
                        Suisse First Boston, as syndication agent for the lenders
                        (Incorporated by reference to Exhibit 10.30 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        June 30, 1999).

        10.24           Third Amended and Restated Credit Agreement dated
                        December 10, 1999 (Incorporated by reference to
                        Exhibit 10.8 to the Company's Form 8-K Current Report filed on December 20, 1999).

        10.25           Series F Senior Voting Convertible Preferred Stock Purchase
                        and Registration Rights Agreement dated August 25, 1999 by and among the Company, Questor Partners Fund II, L.P., a
                        Delaware limited partnership, Questor Side-by-Side Partners
                        II, L.P., a Delaware limited partnership, and Questor
                        Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership, Thayer Equity Investors III, L.P., a Delaware limited partnership, TC Co-Investors, LLC, a Delaware
                        limited liability company, ITC Services Company, Edward
                        Blank, trusts created by Edward Blank as both grantor and
                        trustee under Article Fourth of The Edward Blank 1995
                        Grantor Retained Annuity Trust, dated December 29, 1995, a trust organized under the laws of New Jersey, and Amendment
                        Nos. 1 and 2 thereto dated August 26, 1999 and October 22,
                        1999, respectively (Incorporated by reference to
                        Exhibit 10.31 of the Company's Form 10-Q Quarterly Report
                        for the quarterly period ended September 30, 1999).

        10.26           Stockholders and Voting Agreement dated as of August 25,
                        1999 by and among Questor Partners Fund II, L.P., a Delaware limited partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, and Questor Side-by-Side
                        Partners II 3(c)(1), L.P., a Delaware limited partnership
                        and the stockholders listed on Schedule A thereto
                        (Incorporated by reference to Exhibit 10.34 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        September 30, 1999).

        10.27           Amendment No. 1 to the Series F Senior Voting Convertible
                        Preferred Stock Purchase and Registration Rights Agreement
                        Purchase Agreement, dated August 26, 1999 (Incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q
                        Quarterly Report for the quarterly period ended
                        September 30, 1999).

        10.28           Amendment No. 2 to the Series F Senior Voting Convertible
                        Preferred Stock Purchase and Registration Rights Agreement,
                        dated October 22, 1999 (Incorporated by reference to
                        Exhibit 10.33 of the Company's Form 10-Q Quarterly Report
                        for the quarterly period ended September 30, 1999).

        10.29           Stockholders Agreement dated December 10, 1999 by and among the Company, Questor Partners Fund II, L.P., a Delaware
                        limited Partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, Questor Side-by-Side
                        Partners II 3(c)(1), L.P., a Delaware limited partnership,
                        Thayer Equity Investors III, L.P., a Delaware limited
                        partnership and TC Co-Investors, LLC, a Delaware limited
                        liability company. (Incorporated by reference to
                        Exhibit 10.4of the Company's Form 8-K Current Report filed on December 20, 1999).

        10.30           Termination of Registration Rights Agreement dated July 9,
                        1998 (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K Current Report filed on December 20,
                        1999).

        10.31           Termination of Registration Rights Agreement dated May 4,
                        1998 (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K Current Report filed on December 20,
                        1999).

        10.32           Promissory Note dated September 16, 1997 among Michael G.
                        Santry and ATC Communications Group, Inc. (Incorporated by
                        reference to Exhibit 10.19 of the Company's Form 10-K Annual
                        Report for the year ended June 30, 1997).

        10.33           Stock Pledge Agreement dated September 16, 1997 among
                        Codinvest Limited and ATC Communications Group, Inc
                        (Incorporated by reference to Exhibit 10.20 of the Company's
                        Form 10-K Annual Report for the year ended June 30, 1997).

        10.34           Letter of Amendment, dated April 7, 1998, of Promissory Note by Michael G. Santry in favor of ATC Communications Group,
                        Inc. (Incorporated by reference to Exhibit 4.12 of the
                        Company's Form 10-Q Quarterly Report for the quarterly
                        period ended March 31, 1998).

        10.35           Stock Pledge Agreement between Michael G. Santry and ATC
                        Communications Group, Inc., dated April 7, 1998
                        (Incorporated by reference to Exhibit 4.13 to the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        March 31, 1998).

        10.36           1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the Company's Form S-8 Registration
                        Statement--File No. 333-01131).

        10.37           1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 Registration
                        Statement--File No. 333-01131).

        10.38           1998 Stock Option Plan (Incorporated by reference to the
                        Company's Form S-4 Registration Statement--File
                        No. 333-53887--Appendix D to the Joint Proxy/Prospectus).

        10.39           Employment Agreement between Hugh E. Sawyer and the Company dated March 29, 2000 (filed herewith).

        21.1 Subsidiaries of the Registrant (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1998).

        23.1 Report of PricewaterhouseCoopers LLP, dated March 28, 2000 on the financial statements (filed herewith).

        23.2            Consent of PricewaterhouseCoopers LLP, dated March 28, 2000
                        (filed herewith).

        23.3 Report of PricewaterhouseCoopers LLP on the financial statement schedule dated March 28, 2000 (filed herewith).

        27.1            Financial Data Schedule (filed herewith).

    Copies of the above Exhibits are available to stockholders of record at a charge of $0.50 per page, minimum of $5.00 each. Direct requests to:

    Aegis Communications Group, Inc.
    Attention: Secretary
    7880 Bent Branch Drive, Suite 150
    Irving, Texas 75063

REPORTS ON FORM 8-K

    On August 26, 1999, we filed a report on Form 8-K reporting, under "Item 5.--Other Events", that we had entered into an agreement with Questor Partners Fund II, L.P. whereby Questor Partners Fund II, L.P. and related funds (the"Questor Investors") agreed to purchase $46.75 million of newly issued senior voting convertible preferred stock of the Company. We stated that proceeds from the investment would be used to reduce debt, provide working capital to fund anticipated growth and possibly to redeem previously issued preferred stock. We also stated that the transaction was expected to be completed in the fourth quarter of 1999.

    On October 22, 1999, we filed a report on Form 8-K reporting, under "Item 5.--Other Events", that we had amended our previous agreement with Questor Partners Fund II, L.P., which was announced August 26, 1999, under which the Questor Investors had agreed to purchase $46.75 million of newly issued senior voting convertible preferred stock of the Company. Since the August 26, 1999 announcement, Aegis' financial results were lower than anticipated. As a result, the Questor Investors and Aegis agreed to set the low end of the conversion price range at $1.00 versus the $1.35 provided for earlier. In addition, the Questor Investors' made their commitment contingent on Aegis' achievement of projected financial performance for the quarter ended September 30, 1999. The parties also agreed to extend the termination date of the agreement from December 31, 1999 to January 31, 2000, although both continued to expect the transaction to be completed in the fourth quarter of 1999. We stated that proceeds from the Questor Investors' investment were expected to be used to reduce debt and provide access to additional working capital through its line of credit.

    On December 20, 1999, we filed a report on Form 8-K reporting, under "Item 1.--Changes in Control of Registrant", that on December 10, 1999, we had completed the sale of 46,750 shares of newly issued Preferred F senior voting convertible preferred stock ("Preferred F Shares") to Questor Partners Fund II, L.P., a Delaware limited partnership ("Fund II"), Questor Side-by-Side Partners II, L.P., a Delaware limited partnership (the "Side-by-Side Fund"), and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership (the "3(c)(1) Fund" and together with Fund II and the Side-by-Side Fund, the "Questor Investors") for an aggregate purchase price of $46,750,000. The Questor Investors obtained the funds used to acquire the Preferred F Shares through capital contributions by their partners. Aegis used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses.

    The Company's December 20, 1999 Form 8-K also reported, under
"Item 5.--Other Events", that in connection with the transaction, the Company entered into the Third Amended and Restated Credit Agreement dated December 10, 1999 (the "Third Amendment") with the Bank of Nova Scotia and Credit Suisse First Boston whereby the Company repaid approximately $37.9 million in term debt, $3.7 million under its revolving credit commitment, $1.1 million in interest under both the term debt and revolving credit commitment and increased its revolving credit commitment from $30.0 million to $45.0 million. The Company also paid approximately $0.3 million in transaction fees relating to the Third Amendment.

    At the special meeting of the Company's shareholders held on December 10, 1999, in addition to approving the Questor transaction and electing twelve directors, the shareholders approved amendments to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000, to increase the number of shares of preferred stock from 1,000,000 to 2,000,000 and to remove the provision relating to classification of the Board of Directors into three separate classes.

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

                                                       AEGIS COMMUNICATIONS GROUP, INC.
                                                       (The Registrant)

Dated: March 30, 2000                                  By:  /s/ STEPHEN A. MCNEELY
                                                            -----------------------------------------
                                                            Stephen A. McNeely
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                            DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 30, 2000                                  By:  /s/ JOHN R. BIRK
                                                            -----------------------------------------
                                                            John R. Birk, Chairman of the Board,
                                                            Director

Dated: March 30, 2000                                  By:  /s/ DEAN ANDERSON
                                                            -----------------------------------------
                                                            Dean Anderson, Director

Dated: March 30, 2000                                  By:  /s/ EDWARD BLANK
                                                            -----------------------------------------
                                                            Edward Blank, Director

Dated: March 30, 2000                                  By:  /s/ ROBERT D. DENIOUS
                                                            -----------------------------------------
                                                            Robert D. Denious, Director

Dated: March 30, 2000                                  By:  /s/ HENRY L. DRUKER
                                                            -----------------------------------------
                                                            Henry L. Druker, Director

Dated: March 30, 2000                                  By:  /s/ PETER D. FITZSIMMONS
                                                            -----------------------------------------
                                                            Peter D. Fitzsimmons, Director

Dated: March 30, 2000                                  By:  /s/ MICHAEL D. MADDEN
                                                            -----------------------------------------
                                                            Michael D. Madden, Director

Dated: March 30, 2000                                  By:  /s/ FREDERIC V. MALEK
                                                            -----------------------------------------
                                                            Frederic V. Malek, Director

Dated: March 30, 2000                                  By:  /s/ KEVIN J. PROKOP
                                                            -----------------------------------------
                                                            Kevin J. Prokop, Director

Dated: March 30, 2000                                  By:  /s/ MICHAEL G. SANTRY
                                                            -----------------------------------------
                                                            Michael G. Santry, Director

Dated: March 30, 2000                                  By:  /s/ PAUL G. STERN
                                                            -----------------------------------------
                                                            Paul G. Stern, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     F-2

Report of Independent Auditors..............................     F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..........................     F-4

Consolidated Balance Sheets at December 31, 1998 and 1999...     F-5

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1997, 1998 and 1999..............     F-7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................     F-8

Notes to Consolidated Financial Statements..................    F-10

Report of Independent Accountants on Financial Statement
  Schedule..................................................    F-32

Schedule II--Valuation and Qualifying Accounts for the Years
  Ended December 31, 1997, 1998 and 1999....................    F-33

    All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of Aegis Communications Group, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. (formerly IQI, Inc.) and its subsidiaries at
December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Dallas, Texas
March 28, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Aegis Communications Group, Inc.

    We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Aegis Communications Group, Inc. and subsidiaries (formerly IQI, Inc.) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Aegis Communications Group, Inc. (formerly IQI, Inc.) for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Los Angeles, California
April 17, 1998

                        AEGIS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $133,832   $228,038   $246,268
Cost of services, excluding depreciation and amortization
  shown below...............................................    88,190    161,361    176,674
                                                              --------   --------   --------
Gross profit................................................    45,642     66,677     69,594
Selling, general and administrative expenses................    36,312     50,510     65,905
Depreciation................................................     4,501     10,018     12,954
Acquisition goodwill amortization...........................     1,592      2,876      2,723
Non-cash asset impairment charge............................        --         --     20,399
Restructuring and other non-recurring charges (Note 6)......        --      8,395        541
                                                              --------   --------   --------
  Total expenses............................................    42,405     71,799    102,522
                                                              --------   --------   --------
Operating income (loss).....................................     3,237     (5,122)   (32,928)
Interest expense, net (Notes 8, 9 and 10)...................     3,626      5,578      7,461
Non-cash interest expense (Note 4)..........................        --      3,092         --
                                                              --------   --------   --------
Loss before income taxes....................................      (389)   (13,792)   (40,389)
Income tax expense (benefit) (Note 13)......................       595     (2,989)    (6,213)
                                                              --------   --------   --------
  Net loss..................................................      (984)   (10,803)   (34,176)
Preferred stock dividends...................................        --         --      1,208
                                                              --------   --------   --------
  Net loss after preferred stock dividends..................  $   (984)  $(10,803)  $(35,384)
                                                              ========   ========   ========
Basic and diluted loss per share (Note 12)..................  $  (0.04)  $  (0.27)  $  (0.68)
                                                              ========   ========   ========
Basic and diluted weighted average shares outstanding
  (Note 12):................................................    27,233     40,383     52,043

                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 10,701   $  6,043
  Accounts receivable--trade, less allowance for doubtful
    accounts of $1,337 in 1998 and $1,058 in 1999...........    49,585     54,839
  Notes receivable--related parties (Note 18)...............     2,185         --
  Current deferred tax assets (Note 13).....................       884        715
  Prepaid expenses and other current assets.................     1,662      2,417
                                                              --------   --------
    Total current assets....................................    65,017     64,014

Property and equipment (Notes 2 and 10):
  Equipment and software....................................    41,262     49,134
  Leasehold improvements....................................     6,112      6,616
  Furniture and fixtures....................................     7,827      9,913
                                                              --------   --------
                                                                55,201     65,663
  Accumulated depreciation and software amortization........    19,924     32,175
                                                              --------   --------
                                                                35,277     33,488
Cost in excess of net assets acquired, net of accumulated
  amortization of $4,523 in 1998 and $5,461 in 1999
  (Notes 2 and 3)...........................................    71,325     48,203
Deferred tax assets (Note 13)...............................     6,502     12,884
Deferred financing costs, net (Note 2)......................     2,099      1,762
Other assets................................................       324        234
                                                              --------   --------
                                                              $180,544   $160,585
                                                              ========   ========

                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998       1999
                                                              --------   --------
                       LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Current portions of long-term obligations.................  $  2,758   $  2,243
  Accounts payable..........................................     7,059      6,332
  Accrued compensation expense and related liabilities......     6,414      5,629
  Accrued interest expense..................................     1,263        250
  Other accrued expenses....................................     9,417     10,464
  Other current liabilities.................................     2,225      2,380
                                                              --------   --------
    Total current liabilities...............................    29,136     27,298
Revolving line of credit (Note 8)...........................    28,100     32,334
Long-term obligations, net of current portions (Notes 8 and
  10).......................................................    36,829      1,554
Subordinated indebtedness due to affiliates (Note 9)........    14,651      9,801
Commitments and contingencies (Notes 10 and 14)
Redeemable convertible preferred stock (Note 10) 46,750,
  9.626% cumulative Series F shares issued and outstanding
  in 1999...................................................        --     41,970
Shareholders' equity (Notes 11 and 16):
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; 29,778 convertible, $.36 cumulative
    Series B shares issued and outstanding in 1998 and 1999;
    83,206, 15% cumulative Series D shares issued and
    outstanding in 1999; and, 47,381, 15% cumulative
    Series E shares issued and outstanding in 1999..........         0          2
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 51,811,450 and 52,492,616 shares issued and
    outstanding in 1998 and 1999, respectively..............       523        525
  Additional paid-in capital................................    81,259     92,882
  Treasury shares, at cost..................................    (1,421)    (1,918)
  Cumulative translation adjustment.........................        34         88
  Retained deficit..........................................    (8,567)   (43,951)
                                                              --------   --------
    Total shareholders' equity..............................    71,828     47,628
                                                              --------   --------
                                                              $180,544   $160,585
                                                              ========   ========

                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         PREFERRED STOCK
                                                 ---------------------------------------------------------------
                                                      SERIES B              SERIES D              SERIES E
                                                 -------------------   -------------------   -------------------
                                                              PAR                   PAR                   PAR
                                                  SHARES     VALUE      SHARES     VALUE      SHARES     VALUE
                                                 --------   --------   --------   --------   --------   --------
BALANCE AT DECEMBER 31, 1996...................       --      $--           --      $--           --      $--
  Repurchase of common stock...................       --       --           --       --           --       --
  Issuance of common stock in connection with
    InterServ merger...........................       --       --           --       --           --       --
  Exercise of stock options....................       --       --           --       --           --       --
  Capital contributions........................       --       --           --       --           --       --
  Issuance of common stock pursuant to exercise
    of warrants................................       --       --           --       --           --       --
  Return of capital to shareholder.............       --       --           --       --           --       --
  Foreign currency translation adjustment......       --       --           --       --           --       --
  Net loss.....................................       --       --           --       --           --       --
                                                  ------      ---       ------      ---       ------      ---
BALANCE AT DECEMBER 31, 1997...................       --      $--           --      $--           --      $--
  Issuance of stock pursuant to InterServ
    earnout....................................       --       --           --       --           --       --
  Issuance of stock and adjustment of capital
    pursuant to ATC.IQI merger.................   29,778       --                    --                    --
  Exercise of stock options....................       --       --           --       --           --       --
  Purchase of subsidiary minority interest.....       --       --           --       --           --       --
  Foreign currency translation adjustment......       --       --           --       --           --       --
  Issuance of convertible subordinated debt
    with beneficial conversion feature.........       --       --           --       --           --       --
  Net loss.....................................       --       --           --       --           --       --
                                                  ------      ---       ------      ---       ------      ---
BALANCE AT DECEMBER 31, 1998...................   29,778      $--           --      $--           --      $--
                                                  ------      ---       ------      ---       ------      ---
  Proceeds from conversion of subordinated
    debt.......................................       --       --       77,300        1       44,018        1
  Settlement of merger escrow shares...........       --       --           --       --           --       --
  Proceeds from sale of treasuary shares.......       --       --           --       --           --       --
  Exercise of stock options....................       --       --           --       --           --       --
  Purchase of subsidiary minority interest.....       --       --           --       --           --       --
  Proceeds from issuance of preferred shares
    upon conversion of dividends...............       --       --        5,906       --        3,363       --
  Director's note receivable...................       --       --           --       --           --       --
  Dividends on preferred stock.................       --       --           --       --           --       --
  Foreign currency translation adjustment......       --       --           --       --           --       --
  Net loss.....................................       --       --           --       --           --       --
                                                  ------      ---       ------      ---       ------      ---
BALANCE AT DECEMBER 31, 1999...................   29,778      $--       83,206      $ 1       47,381      $ 1
                                                  ======      ===       ======      ===       ======      ===


                                                      COMMON STOCK          TREASURY STOCK
                                                 ----------------------   -------------------   ADDITIONAL   CUMULATIVE
                                                                 PAR                   PAR       PAID-IN     TRANSLATION
                                                   SHARES       VALUE      SHARES     VALUE      CAPITAL     ADJUSTMENT
                                                 -----------   --------   --------   --------   ----------   -----------
BALANCE AT DECEMBER 31, 1996...................   25,422,400     $254           --   $    --     $ 7,074         $ 2
  Repurchase of common stock...................      (42,993)      --           --        --         (90)         --
  Issuance of common stock in connection with
    InterServ merger...........................    3,832,972       39           --        --      14,754          --
  Exercise of stock options....................       40,858       --           --        --           5          --
  Capital contributions........................           --       --           --        --       4,475          --
  Issuance of common stock pursuant to exercise
    of warrants................................      612,713        6           --        --       1,994          --
  Return of capital to shareholder.............           --       --           --        --        (187)         --
  Foreign currency translation adjustment......           --       --           --        --          --          11
  Net loss.....................................           --       --           --        --          --          --
                                                 -----------     ----     --------   -------     -------         ---
BALANCE AT DECEMBER 31, 1997...................   29,865,950     $299           --   $    --     $28,025         $13
  Issuance of stock pursuant to InterServ
    earnout....................................      251,486        2           --        --          --          --
  Issuance of stock and adjustment of capital
    pursuant to ATC.IQI merger.................   21,839,625      218      361,000    (1,421)     49,876          --
  Exercise of stock options....................      353,055        4           --        --         266          --
  Purchase of subsidiary minority interest.....        1,334       --           --        --          --          --
  Foreign currency translation adjustment......           --       --           --        --          --          21
  Issuance of convertible subordinated debt
    with beneficial conversion feature.........           --       --           --        --       3,092          --
  Net loss.....................................           --       --           --        --          --          --
                                                 -----------     ----     --------   -------     -------         ---
BALANCE AT DECEMBER 31, 1998...................   52,311,450     $523      361,000   $(1,421)    $81,259         $34
                                                 -----------     ----     --------   -------     -------         ---
  Proceeds from conversion of subordinated
    debt.......................................           --       --           --        --      12,130          --
  Settlement of merger escrow shares...........                            500,000      (891)        891          --
  Proceeds from sale of treasuary shares.......           --       --     (100,000)      394        (291)         --
  Exercise of stock options....................      179,820        2           --        --         178          --
  Purchase of subsidiary minority interest.....        1,346       --           --        --          --          --
  Proceeds from issuance of preferred shares
    upon conversion of dividends...............           --       --           --        --         927          --
  Director's note receivable...................           --       --           --        --      (2,212)         --
  Dividends on preferred stock.................           --       --           --        --          --          --
  Foreign currency translation adjustment......           --       --           --        --          --          54
  Net loss.....................................           --       --           --        --          --          --
                                                 -----------     ----     --------   -------     -------         ---
BALANCE AT DECEMBER 31, 1999...................   52,492,616     $525      761,000   $(1,918)    $92,882         $88
                                                 ===========     ====     ========   =======     =======         ===


                                                              TOTAL
                                                 RETAINED     SHARE-
                                                 EARNINGS    HOLDERS'
                                                 (DEFICIT)    EQUITY
                                                 ---------   --------
BALANCE AT DECEMBER 31, 1996...................  $  3,200    $ 10,500
  Repurchase of common stock...................        --    $    (90)
  Issuance of common stock in connection with
    InterServ merger...........................        --    $ 14,793
  Exercise of stock options....................        --    $      5
  Capital contributions........................        --    $  4,475
  Issuance of common stock pursuant to exercise
    of warrants................................        --    $  2,000
  Return of capital to shareholder.............        --    $   (187)
  Foreign currency translation adjustment......        --    $     11
  Net loss.....................................      (984)   $   (984)
                                                 --------    --------
BALANCE AT DECEMBER 31, 1997...................  $  2,236    $ 30,573
  Issuance of stock pursuant to InterServ
    earnout....................................        --    $      2
  Issuance of stock and adjustment of capital
    pursuant to ATC.IQI merger.................        --    $ 48,673
  Exercise of stock options....................        --    $    270
  Purchase of subsidiary minority interest.....        --    $     --
  Foreign currency translation adjustment......        --    $     21
  Issuance of convertible subordinated debt
    with beneficial conversion feature.........        --    $  3,092
  Net loss.....................................   (10,803)   $(10,803)
                                                 --------    --------
BALANCE AT DECEMBER 31, 1998...................  $ (8,567)   $ 71,828
                                                 --------    --------
  Proceeds from conversion of subordinated
    debt.......................................        --    $ 12,132
  Settlement of merger escrow shares...........        --    $     --
  Proceeds from sale of treasuary shares.......        --    $    103
  Exercise of stock options....................        --    $    180
  Purchase of subsidiary minority interest.....        --    $     --
  Proceeds from issuance of preferred shares
    upon conversion of dividends...............        --    $    927
  Director's note receivable...................        --    $ (2,212)
  Dividends on preferred stock.................    (1,208)   $ (1,208)
  Foreign currency translation adjustment......        --    $     54
  Net loss.....................................   (34,176)   $(34,176)
                                                 --------    --------
BALANCE AT DECEMBER 31, 1999...................  $(43,951)   $ 47,628
                                                 ========    ========

                        AEGIS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $   (984)  $(10,803)  $(34,176)
  Adjustments to reconcile net income to net cash provided
    by
    (used in) operating activities:
      Depreciation and amortization.........................     6,093     12,895     15,677
      Assets written-off....................................        --      5,807         64
      Deferred income taxes.................................      (796)    (2,889)    (6,213)
      Non-cash asset impairment charge......................        --         --     20,399
      Non-cash interest expense.............................        --      3,092         --
      Other.................................................       (30)        21          8
      Changes in operating assets and liabilities:
        Accounts and notes receivable--related parties......        --      1,958        (27)
        Accounts and notes receivable--other................       818     (3,375)    (5,254)
        Prepaid and other current assets....................     1,836      1,127       (755)
        Other assets........................................      (138)       306         59
        Due to related parties..............................      (249)        --         --
        Accounts payable and other accrued liabilities......    (2,597)     2,208     (1,989)
        Other current liabilities...........................    (1,624)    (3,220)       155
                                                              --------   --------   --------
          Net cash provided by (used in) operating
          activities........................................     2,329      7,127    (12,052)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (10,018)   (12,520)   (10,180)
  Acquisition costs, ATC....................................        --     (3,989)        --
  Net cash acquired from acquisition of ATC.................        --        296         --
  Acquisition of InterServ, net of cash acquired............   (15,776)        --         --
                                                              --------   --------   --------
          Net cash used in investing activities.............   (25,794)   (16,213)   (10,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...............................    30,225      4,477     11,734
  Proceeds from affiliate debt..............................        --     13,650      7,282
  Principal payments on long-term debt......................    (6,200)    (1,572)   (40,975)
  Payments on capital lease obligations.....................      (773)    (1,380)    (2,813)
  Repurchase of common stock................................       (90)        --         --
  Return of capital to shareholder..........................      (187)        --         --
  Proceeds from exercise of stock options...................         5        269        179
  Deferred financing costs..................................      (650)      (966)      (189)
  Proceeds from issuance of preferred stock.................        --         --     41,699
  Proceeds from sale of common stock........................        --         --        103
  Dividends on preferred stock..............................        --         --        (11)
  Credit balance in cash account............................      (313)        --        511
  Capital contributions.....................................     4,475         --         --
                                                              --------   --------   --------
          Net cash provided by financing activities.........    26,492     14,478     17,520
Effect of exchange rates on cash............................        11         21         54
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     3,038      5,413     (4,658)
Cash and cash equivalents at beginning of period............     2,250      5,288     10,701
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $  5,288   $ 10,701   $  6,043
                                                              ========   ========   ========

                        AEGIS COMMUNICATIONS GROUP, INC.

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIODS FOR:
  Interest..................................................  $  3,046   $  4,886   $  6,859
  Income taxes..............................................     1,206        894         --
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of stock to effect acquisition of ATC............  $     --   $ 45,320   $     --
  Issuance of stock to effect acquisition of Interserv......    13,321         --         --
  Capital lease obligations entered into....................        37      1,299        497
  Contribution of capital...................................     2,000         --         --

                            See accompanying notes.

NON-CASH INVESTING AND FINANCING ACTIVITIES

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

    During 1997, 1998 and 1999, the Company purchased equipment and furniture under financing leases totaling $37, $1,299, and $497, respectively.

    During 1999, the Company converted $12,132 in subordinated indebtedness due to affiliates of the Company into shares of Series D and E convertible preferred stock.

    During 1999, the Company converted $927 in dividends on the Series D and E convertible preferred stock into additional Series D and E shares.

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

    The Merger Agreement also contained a provision placing 5% of the shares to be issued to holders of IQI Common Stock (as a result of the Merger) into an escrow account pending resolution of any claims brought by ATC against IQI. In 1999, claims were made and settled resulting in the return of 500,000 shares of the original ATC escrow shares to the Company. The settlement of shares was treated as a capital contribution from existing shareholders valued at fair value on the settlement date.

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

    The Company provides outsourced telecommunications-based marketing and customer service to large companies in various industries through strategically located client service centers throughout the United States and Canada. The Company also provides, through its InterServ subsidiary, customer service, client service center management, and marketing research.

    At December 31, 1999, Aegis had the following operating subsidiaries:

                                  STATE OF        DATE     PERCENTAGE
             NAME               INCORPORATION   ACQUIRED   OWNERSHIP     PRINCIPAL BUSINESS ACTIVITY
------------------------------  -------------   --------   ----------   ------------------------------
Advanced Telemarketing           Nevada          Jul-98        98.9%    Customer solutions
  Corporation (d/b/a ATC
  Communications) ("Advanced")

InterServ Services Corporation   Delaware        Jul-97       100.0%    Customer solutions and
                                                                        marketing research

Lexi International, Inc.         California      Nov-96       100.0%    Customer solutions

IQI, Inc.                        New York           N/A       100.0%    Customer solutions

EBA Direct, Inc.                 Canada             N/A       100.0%    Customer solutions

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Aegis and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b) REVENUES. Customer solutions revenues earned under contracts based on hours worked are recognized when the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Marketing research revenue is recognized when services are performed in accordance with contract terms. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

    (c) PROPERTY AND EQUIPMENt. Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over five-year to eight-year lives. Leasehold improvements are amortized over the asset life or lease term, whichever is shorter. Assets acquired under capitalized lease arrangements are recorded at the present value of the minimum lease payments. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.

    (d) COST IN EXCESS OF NET ASSETS ACQUIRED. The cost in excess of net assets acquired recognized is amortized using the straight-line method over periods of 20 to 25 years.

    (e) DEFERRED FINANCING COSTS. Deferred financing costs are amortized over the term of the related debt using the straight-line method.

    (f) DERIVATIVE FINANCIAL INSTRUMENTS. NEW ACCOUNTING PRINCIPLE NOT YET ADOPTED. The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, no later than the first quarter of 2001. Under SFAS No. 133, all derivatives will be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value of derivatives will depend upon the intended use of the derivative. The impact of the Company of adopting SFAS No. 133, if any, has not yet been determined but will be dependent upon the extent to which the Company is a party to derivative contracts or hedging activities covered by SFAS No. 133 at the time of adoption, including derivatives embedded in non-derivative host contracts.

    (g) FOREIGN CURRENCY TRANSLATION. The financial position and results of operations of the Company's Canadian subsidiary ("EBA Direct") are measured using local currency as the functional currency. Assets and liabilities are translated using the end of period exchange rates while the statements of operations are translated at the average exchange rate prevailing during the period. The translation adjustment arising from the use of different exchange rates from period to period is a cumulative translation adjustment in stockholders' equity. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this standard did not

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) have a material effect on the Company's consolidated results of operations or financial position. No separate statement of comprehensive income was presented as the amounts are immaterial for all periods.

    (h) INCOME TAXES. Aegis joins with its subsidiaries in filing a consolidated federal income tax return. Income taxes are presented based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes are calculated utilizing an asset and liability approach whereby deferred taxes are provided for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income reporting purposes. Valuation allowances are established for deferred tax assets where management believes it is more likely than not that the deferred tax asset will not be realized.

    (i) STATEMENTS OF CASH FLOWS. For the purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

    (j) RECLASSIFICATIONS. Certain prior year balances have been reclassified to conform to the 1999 presentation.

    (k) FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximate their recorded values.

    (l) CONCENTRATION OF CREDIT RISK. The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues. See "Note 15. Major Clients."

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

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (p) EARNINGS PER SHARE. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued. The Company has adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

    (q) SEGMENT REPORTING. In December 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. In fiscal 1998, the Company adopted SFAS No. 131 and applied the standard to the previous fiscal periods reported. See "Note 19. Segments".

3.  MERGERS AND ACQUISITIONS

    INTERSERV SERVICES CORPORATION

    Effective July 12, 1997, IQI, certain of its affiliates and ITC Holding Company (ITC) the former owner of InterServ, entered into a stock purchase agreement, (the InterServ Agreement), whereby IQI purchased all of the outstanding common shares of InterServ for a combination of stock and cash, based on a formula, valued at $32,142, including the assumption of approximately $6,200 of InterServ indebtedness. Included in the purchase price is additional performance-based consideration of $1,908 to the former shareholders of InterServ based on a formula contained in the InterServ Agreement. The additional consideration was paid in 1998 in cash and stock in the same proportion as the initial transaction.

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

    Pursuant to the Merger Agreement, each former holder of common stock, $.001 par value, of IQI ("IQI Common Stock") received, in exchange for each such share, 9.7513 shares of the common stock, par value $0.01 per share, of the Company ("ATC Common Stock"). As a result of the Merger, ATC issued approximately 34.2 million shares of ATC Common Stock and Common Stock equivalents to holders of

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

3.  MERGERS AND ACQUISITIONS (CONTINUED)
IQI Common Stock and IQI stock options and warrants in a tax-free exchange. The acquisition has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Accordingly, the pre-Merger consolidated financial information reported is that of IQI.

    Effective upon the Merger, the Company formally changed its name to Aegis Communications Group, Inc. and its Nasdaq National Market System symbol to "AGIS".

    The Merger Agreement also contained a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by an officer of the Company to March 31, 1999. At December 31, 1999, the principal and accrued but unpaid interest on the note totaled approximately $2,000. See "Note 18. Related Party Transactions."

    The Merger Agreement also contained a provision placing 5% of the shares to be issued to holders of IQI Common Stock (as a result of the Merger) into an escrow account pending resolution of any claims brought by ATC against IQI. In 1999, claims were made and settled resulting in the return of 500,000 shares of the original ATC escrow shares to the Company. The settlement of shares was treated as a capital contribution from existing shareholders valued at fair value on the settlement date.

    The acquisition of InterServ and the merger of ATC and IQI were accounted for by the purchase method of accounting, whereby purchase price is allocated to assets and liabilities assumed based on management's estimate of the relative fair values of the assets and liabilities assumed at the date of acquisition, as follows:

                                                            INTERSERV     ATC
                                                            ---------   --------
Purchase Price:
  Issuance of common stock................................   $14,793    $45,320
  Additional common stock issued in 1998..................       874         --
  Cash purchase price.....................................    15,415         --
  Additional cash consideration paid in 1998..............     1,034         --
  Debt assumed............................................     6,200         --
  Other liabilities assumed...............................     4,754         --
  Intrinsic value of ATC stock options....................        --      2,090
  Transaction costs.......................................     1,342      4,177
                                                             -------    -------
                                                              44,412     51,587
Fair Market Value of Assets Acquired and Liabilities
  Assumed.................................................    14,693     20,966
                                                             -------    -------
Excess of Purchase Price over Fair Value of Assets
  Acquired and Liabilities Assumed ("Goodwill")...........   $29,719    $30,621
                                                             =======    =======

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

3.  MERGERS AND ACQUISITIONS (CONTINUED)

    The following unaudited condensed consolidated pro forma statements of operations data present the consolidated results of operations of the Company as if the ATC and InterServ acquisitions had occurred an January 1, 1997 and are not necessarily indicative of what would have occurred had the acquisitions been made as of that date or of the results which may occur in the future.

                                                    YEAR ENDED DECEMBER 31,
                                              ------------------------------------
                                                 1997          1998         1999
                                              -----------   -----------   --------
                                              (UNAUDITED)   (UNAUDITED)
Total revenues..............................    $248,763      $275,984    $246,268
Cost of services............................     170,685       196,066     176,674
                                                --------      --------    --------
  Gross profit..............................      78,078        79,918      69,594
Operating expenses..........................      81,770        77,970      81,582
Non-cash asset impairment charge............          --            --      20,399
Restructuring and other non-recurring
  charges...................................          --         8,395         541
                                                --------      --------    --------
  Operating loss............................      (3,692)       (6,447)    (32,928)
Interest expense, net.......................       5,786         6,176       7,461
Non-cash interest expense...................          --         3,092          --
Litigation settlement.......................          --         1,900          --
                                                --------      --------    --------
Loss before income taxes....................      (9,478)      (17,615)    (40,389)
Income tax benefit..........................      (1,473)       (4,190)     (6,213)
                                                --------      --------    --------
  Net loss..................................      (8,005)      (13,425)    (34,176)
Preferred stock dividends...................          --            --       1,208
                                                --------      --------    --------
  Net loss after preferred stock
    dividends...............................    $ (8,005)     $(13,425)   $(35,384)
                                                ========      ========    ========
Pro forma net loss per share:
  Basic and diluted.........................    $  (0.16)     $  (0.26)   $  (0.69)
                                                ========      ========    ========
Weighted average shares outstanding (in
  thousands)................................      50,164        51,382      51,614

4.  EFFECT OF RESTATEMENT

    The Company has restated its September 30, 1998 through September 30, 1999 financial statements in accordance with Emerging Issues Task Force Topic
No. D-60 to reflect a beneficial conversion feature contained in the subordinated debt issued to Thayer Equity in July 1998 (see "Note 9. Subordinated Indebtedness"). This beneficial conversion feature, which was not originally recognized, resulted in a non-cash interest expense charge of $3,092 at the issuance date of the debt in the September 30, 1998 restated financial statements.

    In connection with the restatement, the Company determined the fair value of the beneficial conversion feature to be $3,092 based on its fair value at the issuance date and recorded the discount for the beneficial conversion feature as paid in capital. As the $8,700 in subordinated debt was immediately convertible upon issuance, the Company recognized $3,092 in non-cash interest expense in the quarter ended September 30, 1998. There was no impact to the Company's tax provision for the quarter ended

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

4.  EFFECT OF RESTATEMENT (CONTINUED)
September 30, 1998 as the beneficial conversion feature represents a permanent difference for tax purposes.

    The restatements of the 1998 financial statements for the matter described above had no effect on the Company's total assets or total liabilities and shareholders' equity. The Company's additional-paid in capital, retained earnings, net loss and basic and diluted loss per common share for the year ended December 31, 1998, as previously reported and as restated, are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              -------------
Net loss--previously reported...............................    $ (7,711)
Adjustment related to recalculation of beneficial conversion
  feature on convertible subordinated debt..................      (3,092)
                                                                --------
Net loss--as restated.......................................    $(10,803)
                                                                ========
Net loss per common share (basic and diluted)--previously
  reported..................................................    $  (0.19)
                                                                ========
Net loss per common share (basic and diluted)--as
  restated..................................................    $  (0.27)
                                                                ========

                                                                  AS OF
                                                              DECEMBER 31,
                                                                  1998
                                                              -------------
Additional paid-in capital--previously reported.............     $78,167
Adjustment related to beneficial conversion feature on
  convertible subordinated debt.............................       3,092
                                                                 -------
As restated.................................................     $81,259
                                                                 -------

5.  SALE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Preferred F senior voting convertible preferred stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Investors") for an aggregate purchase price of $46,750. The Questor Investors, obtained the funds used to acquire the Series F Preferred Stock through capital contributions by their partners. The Company used the net proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. The dividends on the Preferred F Shares, to the extent that dividends have not been paid, are added to the investment value of such shares. The Preferred F Shares are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Preferred F Shares. The Preferred F Shares have a liquidation preference equal to the investment value of such shares. As a result of the sale of the Preferred F Shares, on an as-converted basis, the Questor Investors collectively own approximately 47% of the Company's issued and outstanding Common Stock and approximately 38% of the Company's Common Stock and Common Stock equivalents outstanding at December 31, 1999. The Preferred F Shares vote on an as-converted basis and represent approximately 47% of the voting equity stock. Because the Preferred F Shares are redeemable at the option of the

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

5.  SALE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Questor Investors in the event of a change of control, the Series F Preferred Stock is classified as neither a debt nor an equity instrument on the balance sheet at December 31, 1999.

6.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13,000 related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criteria for accrual have been referred to herein as "restructuring" charges. Expenses related to the restructuring decision which do not meet the specific GAAP criteria for accrual have been referred to herein as "other" non-recurring charges. "Other" non-recurring charges have not been accrued, but are recognized as the related expenses are incurred. Accordingly, the Company recorded pre-tax charges of approximately $8,395 ($5,037, net of taxes) in the year ended December 31, 1998 and approximately $541 ($330, net of taxes) in the quarter ended March 31, 1999, as a part of the total restructuring. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees. The Company does not anticipate recognizing additional Merger-related restructuring charges and none were recorded after the quarter ended March 31, 1999.

    The following table details the restructuring and other non-recurring charges related to the Merger for the years ended December 31, 1998 and 1999:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Write-offs of redundant hardware and software...............   $4,713      $ --
Severance costs and consolidation of certain administrative
  functions.................................................      661        --
Other non-recurring charges.................................    3,021       541
                                                               ------      ----
    Total...................................................   $8,395      $541
                                                               ======      ====

7.  NON-CASH ASSET IMPAIRMENT CHARGE

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated future cash flows (undiscounted and without interest charges) estimated to be generated by those assets are less than the assets' carrying value. SFAS No. 121 also requires that when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any goodwill that arose as part of the transaction must be included as part of the asset grouping. In accordance with SFAS No. 121, the Company reviews long-lived assets whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. As a result of the performance of the Company's Elrick & Lavidge ("E&L") marketing research division since

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

7. NON-CASH ASSET IMPAIRMENT CHARGE (CONTINUED) its acquisition (in a purchase accounting transaction) by IQI in July 1997, in the first quarter of 1999, the Company performed an analysis (based on E&L's estimated future cash flows) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, it was determined that the carrying value of the goodwill associated with the purchase of E&L has been impaired. Accordingly, in the quarter ended March 31, 1999, the Company adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20,399, which reduced the amount of goodwill on the Company's balance sheet. This reduction is expected to result in a decrease in the Company's goodwill amortization expense of approximately $1,100 annually.

8.  LONG-TERM DEBT

    In conjunction with the December 10, 1999 closing of the Questor investment and the associated repayment of bank debt, the Company entered into the Third Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston ("the Lenders"), thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our Lenders expanded their aggregate revolving credit facility commitments from $30,000 to $45,000. Certain financial targets were met by the Company in the fourth quarter of 1999, resulting in a $1,500 commitment increase, to $46,500. If certain financial targets are met in the first quarter of 2000, the aggregate commitment will increase as much as an additional $2,000, bringing the total revolving facility to $48,500. This agreement matures June 30, 2003. Interest related to this Agreement is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. Depending upon this ratio, the facility bears interest at the LIBOR rate plus an applicable margin (1.50%-3.50%) or the prime rate plus on applicable margin (0.50%-2.50%). At December 31, 1999, the LIBOR and prime rates were 5.69% and 8.5% respectively. Interest payments are due quarterly. At February 29, 2000, estimated available borrowing capacity under the amended agreement is approximately $16,000.

    On August 6, 1999, the Company entered into the Fourth Amendment to its Second Amended and Restated Credit Agreement (the "Fourth Amendment") with the Lenders whereby the Lenders committed to provide the Company an additional $7,500 in term debt, resulting in a total facility of approximately $68,000, and waived the Company's defaults under certain of the covenants through August 31, 1999. The proceeds of the additional loan were used for the Company's general corporate and working capital needs. As part of the Fourth Amendment, Thayer Equity agreed to guarantee the Company's additional $7,500 of indebtedness. For further discussion see Note 16 "Stock Options and Warrants".

    On March 30, 1999, the Company entered into the Third Amendment to its existing Credit Agreement (the "Third Amendment") with the Lenders whereby the Lenders waived the Company's defaults under certain of the covenants at December 31, 1998 and provided for new levels for existing financial covenants and a new covenant related to earnings before interest, taxes, depreciation and amortization ("EBITDA").

    In connection with the Merger, IQI entered into a credit agreement (the "Credit Agreement") with (the "Lenders") whereby the Lenders continued their loan commitments to IQI aggregating $53.0 million and committed to provide IQI an additional $12.0 million in revolving loans, resulting in a total facility of $65.0 million. The proceeds of the additional loan were used to refinance the bank indebtedness of Advanced Telemarketing Corporation, a wholly-owned subsidiary of ATC ("Advanced"), to pay transaction expenses for the Merger, and for general corporate and working capital needs of IQI and Advanced. As

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

8.  LONG-TERM DEBT (CONTINUED)
part of the amendment of the Credit Agreement, the Company and Advanced agreed to guarantee the IQI indebtedness and grant blanket security interests in their assets to secure repayment of the banks' loans.

    The Credit Agreement contains various covenants that limit, among other things, the operating subsidiaries' indebtedness, capital expenditures, investments, payments and dividends to the parent company, Aegis, and requires the operating subsidiaries to meet certain financial covenants. Similarly, under the terms of the Company's guaranty of our operating subsidiaries' obligations, the Company is subject to certain covenants limiting, among other things, our ability to incur indebtedness, enter into guaranties, and acquire other companies. The Credit Agreement is collateralized by liens on the operating subsidiaries' accounts receivable, furniture and equipment, and is guaranteed by us.

    The Company has granted to the Lenders a security interest in all of the assets of the Company including, without limitation, the pledge of all the capital stock of Lexi, InterServ and Advanced owned by the Company. In addition, Lexi, InterServ and Advanced have guaranteed the obligations of the Company. The Bank loan also prohibits the Company from paying dividends on its Common Stock until all the bank's commitments have been terminated and all of the Company's obligations under the Bank Loan have been satisfied.

    At December 31, 1997, 1998 and 1999, the Company had an interest rate collar agreement with an original notional principal amount of $19,600 whereby the Company pays interest at LIBOR rates, subject to a floor of 5.6% and a cap of 8.0%. The agreement terminates on March 31, 2000. The effect of this agreement on interest expense for the years ended December 31, 1997, 1998 and 1999 was immaterial.

    Long-term debt at December 31, 1998 and 1999, is summarized below:

                                                              1998       1999
                                                            --------   --------
Bank revolving loan.......................................  $28,100    $32,334
Bank term loan............................................   33,475         --
Capital lease obligations (See Note 10)...................    6,112      3,797
Subordinated indebtedness due to affiliates (See Note
  9)......................................................   14,651      9,801
                                                            -------    -------
                                                             82,338     45,932
Less current maturities...................................   (2,758)    (2,243)
                                                            -------    -------
                                                            $79,580    $43,689
                                                            =======    =======

    Future maturities of long-term debt at December 31, 1999 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $ 2,243
2001........................................................    1,430
2002........................................................      124
2003........................................................   42,135
2004 and thereafter.........................................       --
                                                              -------
                                                              $45,932
                                                              =======

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

9.  SUBORDINATED INDEBTEDNESS

    In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's largest shareholder, Thayer Equity, (and together the "Thayer-led group"), agreed to convert $6,872 and $4,000 subordinated notes payable due to the Thayer-led group into two new series of convertible preferred stock. The balance due on the converted subordinated debt was $12,132, including accrued interest, on the conversion date. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-cash or -in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred shares in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.

    In connection with the Merger, on July 9, 1998, the Company issued a subordinateed note payable to Thayer of $6,872. Proceeds from the note payable were used to pay-off certain obligations of ATC and for transaction expenses related to the Merger. Also in connection with the Merger, the Company obtained a commitment from Thayer and a Thayer-led group of shareholders to provide up to $4,000 of additional working capital to the Company. On July 29, 1998 and October 23, 1998, the Company executed notes payable aggregating $1,900 and $2,100, respectively, pursuant to this commitment. The notes payable mature on August 31, 2003. Payments under the note payable are subordinate to the Bank Loan. Quarterly interest is accrued based on a 12% annual interest rate and is rolled into the principal balance of the note. The Company recognized $700 and $555 in interest expense during 1999 and 1998, respectively pursuant to these notes.

    In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3,000, due November 2003. In December 1997, IQI and the shareholder consummated an agreement to settle outstanding issues between the shareholder, IQI and Thayer (IQI's principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1,000 and the interest rate increased from 8% to 12% on the remaining note. The $2,000 reduction to the shareholder note was treated as a contribution of capital by the shareholder.

    In connection with the March 1998 amendment to the Bank Loan, IQI issued a subordinated note payable to Thayer of $2,000 due August 31, 2003 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down $1,000 of the term portion of the Bank Loan. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1999, and 1998 the balance due on the note payable was approximately $2,582 and $2,224, respectively. The Company recognized $358 and $224 in interest expense during 1999 and 1998, respectively pursuant to the note payable.

    On March 30, 1999, Thayer Equity provided the Company with $5,667 in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share. The note payable matures on August 31, 2003 with interest payable at a 12% annual rate. Payments under the note payable are subordinated to bank debt; therefore, quarterly accrued interest is rolled into the principal balance of the

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

9.  SUBORDINATED INDEBTEDNESS (CONTINUED)
note payable. At December 31, 1999, the balance due on the note was $6,206 and the Company recognized $176 in interest expense during 1999 pursuant to the note.

10.  LEASES

    The Company has capital leases covering certain equipment. Capital leases are included in the accompanying consolidated balance sheet under the following captions at December 31, 1999:

Equipment..................................................  $ 9,482
Less accumulated depreciation..............................   (5,317)
                                                             -------
                                                             $ 4,165
                                                             =======

    Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at December 31, 1999 are as follows:

                                                            CAPITAL    OPERATING
YEARS ENDING DECEMBER 31,                                    LEASES     LEASES
-------------------------                                   --------   ---------
2000......................................................   $2,484     $ 5,475
2001......................................................    1,509       4,461
2002......................................................      125       3,829
2003......................................................       --       2,727
2004 and thereafter.......................................       --       5,123
                                                             ------     -------
Total minimum future lease payments.......................   $4,118     $21,615
                                                                        =======
Less: amounts representing interest.......................     (321)
                                                             ------
Present value of future lease payments....................   $3,797
                                                             ======

    Rent expense on operating leases for the years ended December 31, 1997, 1998 and 1999 was $3,455, $7,792 and $9,369, respectively.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

11.  SHAREHOLDERS' EQUITY

    As a result of the Merger, each share of IQI Common Stock was converted into
9.7513 shares of the Company's Common Stock. In order to provide consistency in reporting, historical share information for years prior to 1998 was converted on this basis. The Merger Agreement also contained a provision placing 5% of the shares to be issued to holders of IQI Common Stock (as a result of the Merger) into an escrow account pending resolution of any claims brought by ATC against IQI. In 1999, claims were made and settled resulting in the return of 500,000 shares of the original ATC escrow shares to the Company. The settlement of shares was treated as a capital contribution from existing shareholders valued at fair value on the settlement date.

    At December 31, 1999, 29,778 shares of $0.01 par value Series B preferred stock were issued and outstanding. Such shares were previously issued by ATC, are convertible into shares of Common Stock at a conversion ratio of one share of Series B preferred stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share.

    In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's largest shareholder, Thayer Equity Investors III, L.P. ("Thayer Equity", and together the "Thayer-led group"), agreed to convert $12,132 of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred shares in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity. The excess of the fair value of the convertible subordinated debt extinguished over the fair value of the securities issued was $6,300 which was recorded as an addition to paid-in capital as a result of this capital transaction.

12.  EARNINGS PER SHARE

    Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would have an anti-dilutive effect.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

12.  EARNINGS PER SHARE (CONTINUED)
    Basic and diluted weighted average shares outstanding for the years ended December 31, 1997, 1998 and 1999 were computed as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
BASIC AND DILUTED(1)
Weighted average common shares outstanding..................   27,233     40,744     52,425
                                                               ------     ------     ------
                                                               27,233     40,744     52,425
Weighted average treasury shares............................       --       (361)      (382)
                                                               ------     ------     ------
  Shares used in EPS calculation............................   27,233     40,383     52,043
                                                               ======     ======     ======

------------------------

(1) For the years ended December 31, 1997, 1998 and 1999, common stock equivalents are not included in diluted EPS calculations because their inclusion would have an anti-dilutive effect.

13.  INCOME TAXES

    The components of the income tax expense (benefit) applicable to continuing operations for the year s ended December 31, 1997, 1998 and 1999 are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
Current
  Federal.........................................   $1,175    $    --    $    --
  State...........................................      216         --         --
Deferred
  Federal.........................................     (672)    (2,617)    (5,361)
  State...........................................     (124)      (372)      (852)
                                                     ------    -------    -------
Total income tax expense (benefit)................   $  595    $(2,989)   $(6,213)
                                                     ======    =======    =======

    A reconciliation of the expected statutory federal income tax provision (benefit) to the actual provision (benefit) based on pre-tax income (loss) for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
Expected federal tax (benefit) at the statutory
  rate............................................   $(217)    $(3,638)   $(14,136)
State taxes, net of federal benefit...............    (225)       (535)       (554)
Goodwill amortization and acquisition costs.......     798       1,151         953
Asset impairment charge...........................      --          --       7,140
Valuation allowance...............................     103          --          --
Other items.......................................     136          33         384
                                                     -----     -------    --------
                                                     $ 595     $(2,989)   $ (6,213)
                                                     =====     =======    ========

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

13.  INCOME TAXES (CONTINUED)
    The components of deferred taxes included in the accompanying consolidated balance sheets as of December 31, 1998 and 1999 are as follows:

                                                              1998       1999
                                                            --------   --------
Deferred tax assets:
  Bad debt reserve........................................  $   674    $   405
  Accrued expenses........................................      910        960
  Net operating loss carryforwards........................    8,407     13,389
  Deferred income.........................................       60         57
  Tax credits.............................................    1,142      1,142
  Other...................................................       79         12
                                                            -------    -------
Gross deferred tax assets.................................   11,272     15,965
Deferred tax liabilities:
  Effect of cash to accrual accounting change.............   (1,502)      (718)
  Depreciation............................................   (1,550)      (939)
  Other...................................................     (125)        --
                                                            -------    -------
Gross deferred tax liabilities............................   (3,177)    (1,657)
Valuation allowance.......................................     (709)      (709)
                                                            -------    -------
Net deferred tax asset (liability)........................  $ 7,386    $13,599
                                                            =======    =======

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $35,000 and tax credits of approximately $1,142. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carryforwards and tax credits begin to expire in 2013. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

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

    IQI had employment agreements with seven employees, five of whom were employed as of December 31, 1997, which provide for, among other matters, annual base compensation and certain additional compensation upon a change in control of the Company, as defined. In 1998, the Company incurred $1,162 of additional compensation related to these agreements, which is included in corporate selling, general and administrative expenses.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In September 1999, the Company entered into a separation agreement with an officer of the Company whereby the Officer would maintain his position with the Company through March 31, 2000. The officer is then entitled to receive severance compensation through December 31, 2000 totaling $169.

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

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
CLIENT                                               1997       1998       1999
------                                             --------   --------   --------
AT&T:
  Customer solutions revenues....................  $56,221    $61,242    $58,648
  Marketing research revenues....................    1,327      1,451      1,020
                                                   -------    -------    -------
    Total AT&T revenues..........................  $57,548    $62,693    $59,668
                                                   =======    =======    =======
American Express:
  Customer solutions revenues....................  $    --    $26,071    $38,850
  Marketing research revenues....................       --         --         --
                                                   -------    -------    -------
    Total American Express revenues..............  $    --    $26,071    $38,850
                                                   =======    =======    =======

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

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

16.  STOCK OPTIONS AND WARRANTS (CONTINUED)

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

    The following table summarizes certain information related to options for common stock (information for periods prior to 1998 includes activity for the IQI Plan only):

                                                   IQI PLAN/ATC PLANS             1998 PLAN
                                                ------------------------   -----------------------
                                                              PRICE PER                 PRICE PER
                                                  SHARES        SHARE       SHARES        SHARE
                                                ----------   -----------   ---------   -----------
Outstanding at December 31, 1996..............   1,408,224         $2.09          --            --
  Granted.....................................   2,580,886   $0.85-$2.72          --            --
  Forfeited...................................    (207,527)        $2.09          --            --
  Exercised...................................     (40,858)  $0.85-$2.72          --            --
                                                ----------   -----------   ---------   -----------
Outstanding at December 31, 1997..............   3,740,725   $0.85-$2.72          --            --
  Granted.....................................     134,666         $2.08   1,083,000   $1.25-$2.81
  ATC Options.................................   3,384,000   $1.00-$4.00          --            --
  Forfeited...................................    (248,604)  $0.85-$2.72          --            --
  Exercised...................................    (353,055)  $0.85-$1.50          --            --
                                                ----------   -----------   ---------   -----------
Outstanding at December 31, 1998..............   6,657,732   $0.85-$4.00   1,083,000   $1.25-$2.81
  Granted.....................................          --            --   2,085,838   $0.91-$1.25
  Forfeited...................................  (1,543,897)  $0.85-$3.48    (147,000)  $1.06-$1.25
  Exercised...................................    (174,820)  $0.86-$1.50      (5,000)        $1.25
                                                ----------   -----------   ---------   -----------
Outstanding at December 31, 1999..............   4,939,015   $0.85-$4.00   3,016,838   $1.25-$2.81
                                                ==========                 =========

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

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

16.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    Information with respect to stock options outstanding is as follows (information for periods prior to 1998 includes activity for the IQI Plan only):

                                                        DECEMBER 31,
                                              ---------------------------------
                                                1997        1998        1999
                                              ---------   ---------   ---------
Weighted average exercise price per share...  $    1.96   $    1.97   $    1.76
Exercisable options.........................  1,378,005   5,141,003   5,451,960
Options available for future grants.........    143,802   6,437,000   4,478,162
Weighted average remaining contractual
  life......................................  9.0 years   8.3 years   7.0 years

    The fair values of options issued prior and subsequent to the Merger were estimated on the dates of grant based on the fair value method and the Black-Sholes option pricing model, respectively, with the following assumptions:

                                                          DECEMBER 31,
                                                ---------------------------------
                                                  1997        1998        1999
                                                ---------   ---------   ---------
Expected life in years........................  5.0 years   6.0 years   6.0 years
Risk-free interest rate.......................       6.30%       5.40%       5.55%
Dividend yield................................         --          --          --
Volatility factor.............................         --        63.9%       75.7%

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
Net loss, as reported...........................  $  (984)   $(10,803)  $(34,176)
Amortization of stock options' fair value.......      178         695      1,090
                                                  -------    --------   --------
Pro forma net loss..............................  $(1,162)   $(11,498)  $(35,266)
                                                  =======    ========   ========
Pro forma basic and diluted loss per share......  $ (0.04)   $  (0.28)  $  (0.68)
                                                  =======    ========   ========

    In April 1993, Advanced initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to Advanced's key employees, officers, and directors to purchase shares of Advanced's common stock ("Advanced Common"). In December 1996, ATC initiated the ATC Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for holders of options to purchase shares of Advanced Common to exchange shares of Advanced Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged at the ratio of two shares of Common Stock for one share of Advanced

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

16.  STOCK OPTIONS AND WARRANTS (CONTINUED)
Common. At December 31, 1998 and 1999, fully vested options to purchase 11,668 shares of Advanced Common were outstanding. The options to purchase Advanced Common outstanding at December 31, 1998 and 1999 are subject to the Rights Plan as discussed above.

    In connection with the IQI Agreement, IQI issued warrants to a shareholder to purchase an aggregate of 919,060 common shares for $3,000. The right to exercise the warrants expires at the earlier of i) repayment of the subordinated notes payable--shareholder, ii) the date the Company consummates an underwritten public offering of common stock, iii) the consummation date of a sale of the Company, as defined, or iv) November 2003. In December 1997, IQI and the shareholder settled a dispute whereby the shareholder would purchase two-thirds of the common shares subject to warrants (612,714 shares) by paying the exercise price of $2,000. The balance of the warrants remains outstanding and subject to their original terms.

    In connection with the Merger, Thayer provided a guarantee for $2,000 in bridge financing to assist in funding ATC's working capital needs. In connection with the guarantee and for additional consideration of $110, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 per share. The warrants were valued at $188.

    On July 6, 1998, the Company received an additional financing commitment from a Thayer-led group to advance to the Company up to an additional $4,000 in subordinated indebtedness. In connection with this commitment, the Company issued the Thayer-led group warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. The warrants were valued at $95. See "Note 9. Subordinated Indebtedness."

    In consideration of certain guarantees, the Company issued Thayer Equity a warrant to purchase up to 800,000 shares of the Company's Common Stock, exercisable only if the guarantee is drawn upon and at an exercise price based on the then market price of such stock. As part of its settlement of an indemnification claim made by the Company related to the Merger, Thayer Equity waived its right to this contingent warrant.

    In consideration of the conversion of the subordinated debt into preferred stock on June 30, 1999, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity.

17.  EMPLOYEE BENEFIT PLANS

    In 1999, Aegis adopted a defined contribution 401(k) plan (the "Plan") covering all eligible employees of Aegis. Under the Plan, which replaces the Advanced Plan and the IQI Plans, the Company contributes up to 3% of eligible employee salaries at the rate of $0.50 for every dollar the employee contributes. Contributions to the Plan for the year ended December 31, 1999, was approximately $138.

    During 1991, Advanced adopted a defined contribution 401(k) plan (the "Advanced Plan") covering all eligible employees, as defined. Eligible employees could elect to contribute up to 20% of their compensation, not to exceed $10 per year. The Company could, at its discretion, match employee contributions. There was no employer matching contribution made in 1998 or 1999.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

17.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    IQI had two qualified defined contribution 401(k) plans (the "IQI Plans") covering all eligible employees of IQI. Under the IQI Plan which covered EBA and Lexi employees, IQI contributed up to 4% of eligible employee salaries at the rate of $0.50 for every dollar the employee contributed. Under the IQI Plan which covered InterServ employees, IQI contributed amounts on a discretionary basis equal to a percentage of each eligible employee's salary deferral, subject to amounts allowed by the Internal Revenue Service. Contributions to the IQI Plans for the years ended December 31, 1997, 1998 and 1999, were approximately $231, $84 and $290, respectively.

18.  RELATED PARTY TRANSACTIONS

    As of December 31, 1999, Michael G. Santry, one of our directors, owed the Company approximately $2,018 million, including accrued interest, under a secured promissory note dated September 16, 1997. As provided for in the Merger Agreement, Mr. Santry made a principal payment of approximately $1,831 million on June 30, 1998. The Merger Agreement also provided for an extension of the maturity date of the balance of the principal and accrued but unpaid interest on the note to March 31, 1999. The note is secured by 7,000 shares of Aegis Common Stock and options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry and additional collateral pledged by Mr. Santry in June 1999 when the maturity date of the note was extended to March 31, 2000 and the note's annual rate of interest was raised from 6% to 7%. We currently anticipate extending the term of the loan until March 31, 2001. Because Mr. Santry is an affiliate of the Company and the amount of the loan has been outstanding for more than one year, the balance of the note receivable has been reclassified at December 31, 1999 as a reduction to additional paid in capital in shareholders' equity.

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

    During the year ended July 31, 1996, an affiliate of IQI purchased a building in which the Company is leasing space. Total rent expense relating to this space and additional space leased from this affiliate amounted to approximately $300, $395 and $262 for the years ended December 31, 1997, 1998 and 1999, respectively.

    On occasion from 1997 through 1999, Thayer and a Thayer-led group have provided financing and financing assistance to the Company. See further discussion in "Note 9. Subordinated Indebtedness" and "Note 16. Stock Options and Warrants."

    As previously noted, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to the Questor Investors for $46,750 in cash. The Company used this money to repay outstanding bank debt and pay transaction expenses, including a $1,700 transaction fee to Questor Management Company. The Series F Preferred Stock votes on an as-converted basis (1000 votes per share) and represents approximately 47% of our voting equity stock.

    In addition, we granted the Questor Investors certain registration rights with respect to the shares of Common Stock underlying the Series F Preferred Stock. We agreed that, upon written request from the holders of more than 50% of the Series F Preferred Stock, we would file and cause to become effective one registration on a form other than Form S-3 and up to three registrations on Form S-3 covering the Common Stock issued or issuable upon exercise or conversion of the Series F Preferred Stock held by the

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

18.  RELATED PARTY TRANSACTIONS (CONTINUED)
Questor Investors. The Questor Investors may require a "shelf" registration that would remain effective for at least one year. The Company further agreed to provide the Questor Investors with certain "incidental", or "piggyback" registration rights, subject to rights of the Company's underwriters to "cut back" the number of shares to be included in such registrations. At the same time the Company granted these rights to the Questor Investors, the Company also granted the same rights to the Thayer Investors. Previously, the Company had granted the Thayer Investors certain demand and piggyback registration rights, but with respect only to certain shares issued in the subordinated debt and warrant transactions described above. The new grant extends these rights to all shares of Common Stock held by the Thayer Investors, including shares issued in connection with the merger with IQI.

19.  SEGMENTS

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, customer solutions and marketing research, which are managed separately because each provides different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies. See "Note 2. Summary of Significant Accounting Policies." The customer solutions segment provides large corporations with outsourced inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, facilities management, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping. Business segment information is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1997       1998       1999
                                                --------   --------   --------
REVENUES:
  Customer solutions..........................  $115,609   $195,355   $219,066
  Marketing research..........................    18,223     32,683     27,202
                                                --------   --------   --------
    Total.....................................  $133,832   $228,038   $246,268
                                                ========   ========   ========
OPERATING INCOME (LOSS):
  Customer solutions..........................  $  1,160   $  3,535   $(11,138)
  Marketing research..........................     2,077       (262)      (850)
  Non-cash asset impairment charge............        --         --    (20,399)
  Restructuring and other charges.............        --     (8,395)      (541)
                                                --------   --------   --------
    Total.....................................  $  3,237   $ (5,122)  $(32,928)
                                                ========   ========   ========
TOTAL ASSETS:
  Customer solutions..........................  $ 85,455   $161,699   $142,491
  Marketing research..........................    16,281     18,845     18,094
                                                --------   --------   --------
    Total.....................................  $101,736   $180,544   $160,585
                                                ========   ========   ========
DEPRECIATION AND AMORTIZATION:
  Customer solutions..........................  $  4,092   $  9,316   $ 12,366
  Marketing research..........................       409        702        588
  Acquisition goodwill amortization...........     1,592      2,876      2,723
                                                --------   --------   --------
    Total.....................................  $  6,093   $ 12,894   $ 15,677
                                                ========   ========   ========

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

20.  UNAUDITED QUARTERLY FINANCIAL DATA

                                                                     THREE MONTHS ENDED
                                                   -------------------------------------------------------
                                                   MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                      1999        1999           1999            1999
                                                   ----------   ---------   --------------   -------------
Revenues.........................................   $ 61,815     $58,024        $61,069         $65,360
Operating loss...................................    (23,660)     (5,039)        (4,207)            (22)
Loss before income taxes.........................    (25,401)     (6,878)        (6,118)         (1,992)
Net loss.........................................    (23,830)     (4,467)        (4,022)         (1,857)
Preferred stock dividends........................         --          11            455             742
Net loss after preferred stock dividends.........    (23,830)     (4,478)        (4,477)         (2,599)
Basic and diluted loss per common share..........   $  (0.46)    $ (0.09)       $ (0.09)        $ (0.05)
Weighted average common shares:
  Basic and diluted..............................     51,950      52,403         52,227          51,949

                                                                     THREE MONTHS ENDED
                                                   -------------------------------------------------------
                                                   MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                      1998        1998           1998            1998
                                                   ----------   ---------   --------------   -------------
Revenues.........................................    $42,213     $46,843        $73,337         $65,645
Operating income (loss)..........................      1,012       1,951           (933)         (7,152)
Income (loss) before income taxes................       (204)        738         (5,748)         (8,578)
Net income (loss)................................       (464)        341         (5,053)         (5,627)
Earnings (loss) per common share:
  Basic..........................................    $ (0.02)    $  0.01        $ (0.10)        $ (0.11)
  Diluted........................................    $ (0.02)    $  0.01        $ (0.10)        $ (0.11)

21.  SUBSEQUENT EVENTS (UNAUDITED)

    Since the end of the fiscal year, we have hired a new President and Chief Executive Officer, Executive Vice President of Sales and Marketing and Chief Technology Officer. We expect to hire a new Chief Financial Officer during the second quarter of 2000. On March 29, 2000, we announced that effective
April 17, 2000, Hugh E. Sawyer will join the Company as President, Chief Executive Officer and a director of the Company. Mr. Sawyer most recently served as President of Allied Automotive Group, Inc., a subsidiary of Allied Holdings, Inc. From 1996 to 1999, Mr. Sawyer served as President and Chief Executive Officer of National Linen Service, a subsidiary of National Service Industries, Inc. From 1995 to 1996, he was President of the Cunningham Group. From 1988 to 1995, Mr. Sawyer served as President and Chief Operating Officer of Wells Fargo Armored Services Corp., a subsidiary of Borg Warner.

    On the same date, we announced that Stephen A. McNeely, the Company's current President and Chief Executive Officer, is resigning effective April 14, 2000 and will continue to serve as a consultant to the Company until December 31, 2000.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Aegis Communications Group, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated March 28, 2000 of Aegis Communications Group, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Dallas, Texas
March 28, 2000

                        AEGIS COMMUNICATIONS GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                               CHARGED TO EARNINGS
                                                            -------------------------
                                   BALANCE AT    BALANCE     GENERAL AND                            BALANCE AT
                                   BEGINNING    ACQUIRED    ADMINISTRATIVE     TAX         NET         END
DESCRIPTION                         OF YEAR     IN MERGER      EXPENSES      EXPENSE    WRITE-OFF    OF YEAR
-----------                        ----------   ---------   --------------   --------   ---------   ----------
YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful
  accounts.......................    $  102       $ --           $486          $ --       $ (38)      $  550
Deferred tax asset valuation
  allowance......................    $   --       $ --           $ --          $103       $  --       $  103

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful
  accounts.......................    $  550       $334           $747          $ --       $(294)      $1,337
Deferred tax asset valuation
  allowance......................    $  103       $ --           $ --          $606       $  --       $  709

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful
  accounts.......................    $1,337       $ --           $697          $ --       $(976)      $1,058
Deferred tax asset valuation
  allowance......................    $  709       $ --           $ --          $ --       $  --       $  709