Form 10-Q
period 2000-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 2000-05-15
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
       _______________.

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

             TITLE OF EACH CLASS           NUMBER OF SHARES OUTSTANDING
             -------------------                   ON MAY 5, 2000
                                           ----------------------------
         COMMON STOCK $.01 PAR VALUE                52,046,051

                        AEGIS COMMUNICATIONS GROUP, INC.
                                 MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I.       FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                         December 31, 1999 and March 31, 2000 (unaudited).............3

                   Unaudited Consolidated Statements of Operations
                         Three Months Ended March 31, 1999 and March 31, 2000.........5

                   Unaudited Consolidated Statements of Cash Flows
                         Three Months Ended March 31, 1999 and March 31, 2000.........6

                   Notes to Unaudited Consolidated Financial Statements...............7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.....................11

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk........16


PART II.      OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders...............17

         Item 5.   Other Information.................................................18

         Item 6.   Exhibits and Reports on Form 8-K..................................18


SIGNATURES...........................................................................19

                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,     MARCH 31,
                                                                    1999           2000
                                                                ------------   ------------
                                                                                (UNAUDITED)
Assets
Current assets:
     Cash and cash equivalents                                  $      6,043   $      1,249
     Accounts receivable - trade, less allowance for doubtful
         accounts of $1,058 in 1999 and $790 in 2000                  54,839         63,212
     Current deferred tax assets                                         715            715
     Prepaid expenses and other current assets                         2,417          2,016
                                                                ------------   ------------
         Total current assets                                         64,014         67,192
Property and equipment, net of accumulated depreciation
     of $32,175 in 1999 and $35,103 in 2000                           33,488         35,095
Cost in excess of net assets acquired, net of accumulated
     amortization of $5,461 in 1999 and $6,055 in 2000                48,203         47,609
Deferred tax assets                                                   12,884         12,751
Deferred financing costs, net                                          1,762          1,635
Other assets                                                             234            233
                                                                ------------   ------------
                                                                $    160,585   $    164,515
                                                                ============   ============


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    DECEMBER 31,     MARCH 31,
                                                                                        1999           2000
                                                                                    ------------   ------------
                                                                                                    (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Current portions of long-term obligations                                      $      2,243   $      1,943
     Accounts payable                                                                      6,332          6,909
     Accrued compensation expense and related liabilities                                  5,629          6,764
     Accrued interest expense                                                                250            487
     Other accrued expenses                                                               10,464          9,534
     Other current liabilities                                                             2,380          2,009
                                                                                    ------------   ------------
         Total current liabilities                                                        27,298         27,646
Revolving line of credit                                                                  32,334         36,333
Long-term obligations, net of current portions                                             1,554          1,195
Subordinated indebtedness due to affiliates                                                9,801         10,074
Commitments and contingencies                                                                  -              -
Redeemable convertible preferred stock                                                    41,970         43,093
     46,750, 9.626% cumulative Series F shares issued and outstanding in 1999 and 2000
Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in
         1999 and 2000; 83,206 and 86,309, 15% cumulative Series D shares issued and outstanding in 1999 and 2000, respectively; and, 47,381 and 49,148,
         15% cumulative Series E shares issued and
         outstanding in 1999 and 2000, respectively                                            2              2
     Common stock, $.01 par value, 100,000,000 shares
         authorized; 52,492,616 and 52,560,616 shares issued and
         outstanding in 1999 and 2000, respectively, including
         761,000 treasury shares in 1999 and 2000                                            525            525
     Additional paid-in capital                                                           92,882         93,438
     Treasury shares, at cost                                                             (1,918)        (1,918)
     Cumulative translation adjustment                                                        88             88
     Retained deficit                                                                    (43,951)       (45,961)
                                                                                    ------------   ------------
         Total shareholders' equity                                                       47,628         46,174
                                                                                    ------------   ------------
                                                                                    $    160,585   $    164,515
                                                                                    ============   ============

                         See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1999            2000
                                                      ------------    ------------
Revenues                                              $     61,815    $     72,569
Cost of services, excluding depreciation
     and amortization shown below                           43,827          51,200
                                                      ------------    ------------
     Gross profit                                           17,988          21,369
Selling, general and administrative expenses                16,695          16,776
Depreciation                                                 3,140           3,055
Acquisition goodwill amortization                              873             594
Non-cash asset impairment charge                            20,399              --
Restructuring and other non-recurring charges                  541              --
                                                      ------------    ------------
     Total operating expenses                               41,648          20,425
                                                      ------------    ------------
     Operating income (loss)                               (23,660)            944
Interest expense, net                                        1,741           1,193
                                                      ------------    ------------
     Loss before income taxes                              (25,401)           (249)
Income tax expense (benefit)                                (1,571)            148
                                                      ------------    ------------
     Net loss                                              (23,830)           (397)
Preferred stock dividends                                       --           1,612
                                                      ------------    ------------
     Net loss after preferred stock dividends         $    (23,830)   $     (2,009)
                                                      ============    ============
Basic and diluted loss per share of common stock      $      (0.46)   $      (0.04)
                                                      ============    ============
Weighted average shares of common stock outstanding         51,950          51,754


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 1999            2000
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $    (23,830)   $       (397)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                              4,013           3,649
         Deferred income taxes                                     (1,571)            133
         Non-cash asset impairment charge                          20,399              --
         Other                                                          8              (3)
         Changes in operating assets and liabilities:
            Accounts receivable                                    (2,710)         (8,373)
            Notes receivable -- related parties                       (27)             --
            Prepaid and other current assets                         (548)            401
            Other assets                                              (97)             --
            Accounts payable and other accrued liabilities          3,024           1,020
            Other current liabilities                                (882)           (372)
                                                             ------------    ------------
         Net cash used in operating activities                     (2,221)         (3,942)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (3,012)         (4,534)
                                                             ------------    ------------
         Net cash used in investing activities                     (3,012)         (4,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net                                  --           4,000
     Proceeds from affiliate debt                                   6,092             273
     Principal payments on long-term debt                          (2,921)             --
     Payments on capital lease obligations                           (533)           (659)
     Proceeds from exercise of stock options                           --              68
                                                             ------------    ------------
         Net cash provided by financing activities                  2,638           3,682
                                                             ------------    ------------
Net decrease in cash and cash equivalents                          (2,595)         (4,794)
Cash and cash equivalents at beginning of period                   10,701           6,043
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $      8,106    $      1,249
                                                             ============    ============

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING
ACTIVITIES:
     Conversion of dividends into preferred instruments      $         --    $      1,612


                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                            AMOUNTS AND WHERE NOTED)


1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unconsolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 1999 and 2000, have been prepared in accordance with generally accepted accounting principles and, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2.       SALE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Preferred F senior voting convertible preferred stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Investors") for an aggregate purchase price of $46,750. The Questor Investors obtained the funds used to acquire the Series F Preferred Stock through capital contributions by their partners. The Company used the net proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. The dividends on the Preferred F Shares, to the extent that dividends have not been paid, are added to the investment value of such shares. The Preferred F Shares are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Preferred F Shares. The Preferred F Shares have a liquidation preference equal to the investment value of such shares. As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively beneficially own approximately 48% of the Company's issued and outstanding Common Stock and approximately 38% of the Company's Common Stock and Common Stock equivalents outstanding at March 31, 2000. The Preferred F Shares vote on an as-converted basis and represent approximately 48% of the voting equity stock. Because the Preferred F Shares are redeemable at the option of the Questor Investors in the event of a change of control, the Series F Preferred Stock is classified as neither a debt nor an equity instrument on the balance sheet at March 31, 2000.

3.       PREFERRED STOCK DIVIDENDS

         Shares of the Company's Series B Voting Convertible Preferred Stock (the "Preferred B Shares") earn dividends payable in cash at the annual rate of $0.36 per share. The Company's Series D and E Preferred Stock earn cumulative dividends payable in-cash or in-kind in additional shares of the respective series of Preferred Stock at the annual rate of 15%. Shares of the Company's Series F Senior Voting Convertible Preferred Stock (the "Preferred F Shares") are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Preferred B Shares, at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of each share. The

                        AEGIS COMMUNICATIONS GROUP, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                            AMOUNTS AND WHERE NOTED)


Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. For the three months ended March 31, 2000, accrued dividends on the Series D and E Preferred Stock were paid in-kind and accrued dividends on the Preferred F Shares were added to the investment value of such shares.

4.       SEGMENTS

         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, customer solutions and marketing research, which are managed separately because each provide different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The customer solutions segment provides large corporations as well as emerging e-commerce companies with multi-channel customer interaction support including Internet-enabled customer care and inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, facilities management, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping. Business segment information is as follows:

                                             THREE MONTHS ENDED MARCH 31,
                                            -------------------------------
                                                1999               2000
                                            ------------       ------------
REVENUES:
     Customer solutions                     $     56,108       $     65,959
     Marketing research                            5,707              6,610
                                            ------------       ------------
         Total                              $     61,815       $     72,569
                                            ============       ============
OPERATING INCOME (LOSS):
     Customer solutions                     $     (2,186)      $      1,736
     Marketing research                             (534)              (792)
     Non-cash asset impairment charge            (20,399)                --
     Restructuring and other charges                (541)                --
                                            ------------       ------------
         Total                              $    (23,660)      $        944
                                            ============       ============
DEPRECIATION AND AMORTIZATION:
     Customer solutions                     $      2,970       $      2,943
     Marketing research                              170                112
     Acquisition goodwill amortization               873                594
                                            ------------       ------------
         Total                              $      4,013       $      3,649
                                            ============       ============
TOTAL ASSETS:
     Customer solutions                     $    145,618       $    149,892
     Marketing research                           15,884             14,623
                                            ------------       ------------
         Total                              $    161,502       $    164,515
                                            ============       ============

                        AEGIS COMMUNICATIONS GROUP, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                            AMOUNTS AND WHERE NOTED)


5.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES

         On July 9, 1998, ATC Communications Group, Inc. ("ATC") completed the acquisition of IQI, Inc., a New York corporation ("IQI") to form Aegis Communications Group, Inc. ("Aegis"). The acquisition was effected through the merger (the "Merger") of a wholly-owned subsidiary of ATC with and into IQI pursuant to an Agreement and Plan of Merger, dated as of April 7, 1998 (the "Merger Agreement"). On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13,000 related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criterion for accrual have been referred to herein as "restructuring" charges, and a restructuring accrual was recorded to the extent the related amounts had not been paid. Expenses related to the restructuring decision which do not meet the specific GAAP criterion for accrual have been referred to herein as "other" charges. "Other" charges were not accrued, but were recognized as the related expenses were incurred. Accordingly, the Company recorded pre-tax charges of approximately $8,395 ($5,247, net of taxes) in the year ended December 31, 1999 and approximately $541 ($330, net of taxes) in the quarter ended March 31, 1999, as a part of the total restructuring. These charges were primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees.

6.       NON-CASH ASSET IMPAIRMENT CHARGE

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated future cash flows (undiscounted and without interest charges) estimated to be generated by those assets are less than the assets' carrying value. SFAS No. 121 also requires that when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any goodwill that arose as part of the transaction must be included as part of the asset grouping. In accordance with SFAS No. 121, the Company reviews long-lived assets whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. As a result of the performance of the Company's Elrick & Lavidge ("E&L") marketing research division since its acquisition (in a purchase accounting transaction) by IQI in July 1997, in the first quarter of 1999, the Company performed an analysis (based on E&L's estimated future cash flows) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, it was determined that the carrying value of the goodwill associated with the purchase of E&L was impaired. Accordingly, in the quarter ended March 31, 1999, the Company adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20,399, which reduced the amount of goodwill on the Company's balance sheet. This reduction has resulted in a decrease in the Company's goodwill amortization expense of approximately $1,100 annually.

                        AEGIS COMMUNICATIONS GROUP, INC.
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
               STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                            AMOUNTS AND WHERE NOTED)


7.       EFFECT OF RESTATEMENT

         The Company has restated its September 30, 1998 through September 30, 1999 financial statements in accordance with Emerging Issues Task Force Topic No. D-60 to reflect a beneficial conversion feature contained in the subordinated debt issued to Thayer Equity Investors III, L.P. ("Thayer Equity") in July 1998. This beneficial conversion feature, which was not originally recognized, resulted in a non-cash interest expense charge of $3,092 at the issuance date of the debt in the September 30, 1998 restated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying unaudited consolidated financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

                                                     THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------
                                                       1999                2000
                                                   ------------        ------------
Revenues                                                  100.0%              100.0%
Cost of services, excluding depreciation
and amortization shown below                               70.9%               70.6%
                                                   ------------        ------------
     Gross profit                                          29.1%               29.4%
Selling, general and administrative expenses               27.0%               23.1%
Depreciation                                                5.1%                4.2%
Acquisition goodwill amortization                           1.4%                0.8%
Non-cash asset impairment charge                           33.0%                 --
Restructuring and other non-recurring charges               0.9%                 --
                                                   ------------        ------------
     Total operating expenses                              67.4%               28.1%
                                                   ------------        ------------
     Operating income (loss)                              (38.3)%               1.3%
Interest expense, net                                       2.8%                1.6%
                                                   ------------        ------------
     Loss before income taxes                             (41.1)%              (0.3)%
Income tax expense (benefit)                               (2.5)%               0.2%
                                                   ------------        ------------
     Net loss                                             (38.6)%              (0.5)%
Preferred stock dividends                                    --                 2.2%
                                                   ------------        ------------
     Net loss after preferred stock dividends             (38.6)%              (2.7)%
                                                   ============        ============

         We experienced a net loss after preferred stock dividends of $2.0 million, or 2.7% of revenues, for the quarter ended March 31, 2000 as compared to a net loss of approximately $23.8 million, or 38.6% of revenues, for the quarter ended March 31, 1999. Excluding an approximately $20.4 million non-cash asset impairment charge ($20.4 million, net of taxes) and $0.5 million ($0.3 million, net of taxes) of restructuring and other non-recurring charges, the net loss after preferred stock dividends was approximately $3.1 million, or 5.0% of revenues, in the first quarter of 1999.

         Total revenues generated during the quarter ended March 31, 2000 were $72.6 million as compared to $61.8 million in the first quarter a year ago, representing an increase of approximately $10.8 million, or 17.4%. The increase in revenues for the quarter is due primarily to inbound customer solutions revenues, which increased approximately $18.0 million, or 72%. This increase was somewhat offset by a decline in outbound customer solutions revenues of approximately $8.1 million, or 26%.

Marketing research revenues increased approximately $0.9 million, or 16% versus the prior year period. For the quarters ended March 31, 1999 and 2000, our actual mix of revenues was as follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------
                                              1999          %              2000          %
                                          -----------  ----------      -----------  ----------
                                                                     (DOLLARS IN MILLIONS)
Inbound customer solutions                     $ 25.0       40.5%           $ 43.0       59.2%
Outbound customer solutions                      31.1       50.3%             23.0       31.7%
                                          -----------                  -----------
     Customer solutions total                    56.1       90.8%             66.0       90.9%
Marketing research                                5.7        9.2%              6.6        9.1%
                                          ===========                  ===========
     Total revenues                            $ 61.8      100.0%           $ 72.6      100.0%
                                          ===========                  ===========

         For the quarter ended March 31, 2000, approximately 31% of our revenues were generated by our largest telecommunications client and approximately 14% by our largest financial services client, as compared to approximately 23% and 15%, respectively, for the quarter ended March 31, 1999.

         Aegis seeks to secure recurring revenues from long-term relationships with targeted corporate clients that utilize telecommunications and marketing research strategies as integral, ongoing elements in their marketing and customer service programs. In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client's customer solutions and/or marketing research needs, we also continue to perform project-based services for certain clients. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones.

         Gross profit increased approximately $3.4 million, or 18.8%, to approximately $21.4 million in the first quarter of 2000 from approximately $18.0 million in the first quarter of 1999. The increase in gross profit was primarily due to the increase in revenues over 1999. Gross profit as a percentage of revenues ("gross margin") for the first quarter of 1999 was 29.4% as compared to 29.1% in the year earlier period. The increase in gross margin was primarily due to lower operating costs resulting from the implementation of our site migration plan, which we began in the first quarter of 1999 and completed in the third quarter of 1999.

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

         Selling, general and administrative ("SG&A") expenses increased approximately $0.1 million, or 0.5%, from $16.7 million in the first quarter of 1999 to approximately $16.8 million in 2000. SG&A expenses remained relatively unchanged compared to the first quarter of 1999 due to cost containment initiatives implemented in the third quarter of 1999. As a percentage of revenues, SG&A expenses for the first quarter of 2000 were 23.1% versus 27.0% in the first quarter of 1999. The decrease in SG&A expenses as a percentage of revenues is primarily attributable to the small increase in SG&A expenses detailed above coupled with a more pronounced increase in revenues of 17.4%.

         Depreciation and amortization expenses decreased approximately $0.4 million, or 9.1%, to $3.6 million in the first quarter of 2000 from $4.0 million in the first quarter of 1999. As a percentage of revenues, depreciation and amortization expense was 5.0% in the first quarter of 2000 versus 6.5% in

1999. The decrease in depreciation and amortization expenses as a percentage of revenues is due primarily to the reduction of acquisition goodwill amortization expense resulting from a non-cash asset impairment charge taken at March 31, 1999, which reduced acquisition goodwill on the Company's balance sheet by $20.4 million. See "Notes to Unaudited Consolidated Financial Statements - Non-Cash Asset Impairment Charge."

         We recorded pre-tax restructuring charges related to the Merger of $0.5 million ($0.3 million, net of taxes) in the first quarter of 1999. These charges were primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees.

         Net interest expense decreased $0.5 million, or 31.5%, in the first quarter of 2000 versus the first quarter of 1999 due to the reduction of long-term debt resulting from the use of proceeds from the Company's sale of $46.75 million of convertible preferred stock on December 10, 1999.

         Our statutory state and federal income tax benefit rate for the quarters ended March 31, 1999 and 2000 was approximately 40.0%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense and of the non-cash asset impairment charge taken at March 31, 1999.

         The Company experienced a net loss after preferred stock dividends of $2.0 million, or $0.04 per share, for the first quarter of 2000 as compared to a net loss of $23.8 million, or $0.46 per share, in the first quarter of 1999. Dividends on the Preferred F Shares were not paid in cash, but were added to the investment value of such shares. See "Notes to Unaudited Consolidated Financial Statements - Sale of Redeemable Convertible Preferred Stock." Excluding a non-cash asset impairment charge of $20.4 million ($20.4 million, net of taxes, or $0.39 per share), and restructuring and other non-recurring charges of $0.5 million ($0.3 million, net of taxes, or $0.01 per share), the Company experienced a net loss of $3.1 million, or $0.06 per share, for the period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------
                                                     1999             2000
                                                  ----------       ----------
                                                     (DOLLARS IN MILLIONS)
Net cash used in operating activities             $     (2.2)      $     (3.9)
Net cash used in investing activities                   (3.0)            (4.5)
Net cash provided by financing activities                2.6              3.7
                                                  ----------       ----------
     Net change in cash and cash equivalents      $     (2.6)      $     (4.8)
                                                  ==========       ==========

         We have historically utilized cash flow from operations, available borrowing capacity under our credit facilities, subordinated indebtedness provided by certain of our shareholders (primarily Thayer Equity and the Questor Investors) and the issuance of convertible preferred stock to meet our liquidity needs. Thayer Equity has previously provided Aegis with financial support through subordinated debt financing, the conversion of subordinated debt into preferred stock, and providing loan guarantees; however, there can be no assurance, should we experience future liquidity issues, that Thayer Equity will continue to provide such financial support. We anticipate that the funding provided in the Questor Transaction and the resulting increase in our revolving line of credit availability will enable us to meet our liquidity needs through the end of the year 2000. See "Questor Transaction" and "Credit Facility" below.

         During the quarter ended March 31, 2000, we used $3.9 million in net cash in our operating activities primarily due to increases in the Company's accounts receivable resulting from an increase in revenues over the quarter ended December 31, 1999.

         Cash used in investing activities during the first quarter of 2000 increased $1.5 million, or 50.5%, from the same period in 1999 primarily due to capital expenditures on two new telecommunications switches put into service in the first quarter of 2000. Capital expenditures primarily have consisted of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities. Capital expenditures during the first quarter of 2000 were funded with proceeds from bank borrowings under an expanded revolving line of credit. See "Credit Facility" below.

         During the quarter ended March 31, 2000, financing activities consisted primarily of proceeds of $4.0 million from our bank revolving line of credit and payments of capital lease obligations of approximately $0.7 million. See "Credit Facility" below.

QUESTOR TRANSACTION

         In an effort to reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Senior Voting Convertible Preferred Stock (the "Preferred F Shares") to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (the "Questor Investors") for an aggregate purchase price of $46.75 million. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share. The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. For the three months ended March 31, 2000, accrued dividends on the Preferred F Shares were added to the investment value of such shares.

         As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively beneficially own approximately 48% of the Company's issued and outstanding Common Stock and approximately 38% of the Company's Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 48% of our voting equity stock.

CREDIT FACILITY

         In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit

Agreement with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults. Under the amended agreement, our lenders expanded their aggregate revolving credit facility commitments from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the credit facility, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment. At March 31, 2000 our borrowing availability under the amended agreement was approximately $10.2 million.

NOTE RECEIVABLE

         As of March 31, 2000, Michael G. Santry, one of our directors, owed the Company approximately $2.1 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7% and is secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry and other collateral. The Company has extended the term of the loan until March 31, 2001 and is currently negotiating the terms of such extension with Mr. Santry. Because Mr. Santry is an affiliate of the Company and the amount of the loan has been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999.

GROWTH STRATEGIES

         We primarily compete in the customer solutions market that provides large corporations, as well as emerging e-commerce companies, with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone). The customer solutions market is a component of the customer relationship management ("CRM") industry and is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis. The customer solutions market is very competitive. In order to compete more effectively in this market, in March 2000, we introduced the Aegis E.CARE.PLUS-SM- suite of web-enabled customer care capabilities that will transform a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet. The transformation of such workstations into e-care stations will require will require capital expenditures and may require additional borrowing under the Company's existing credit facility.

         We also anticipate the continued implementation of our site strategy and center migration plan, which focuses on locating client service centers in what we believe are markets offering lower wage rates, better employee retention and generally lower operating costs. Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the Company's existing credit facility. In addition, expenses associated with such centers may temporarily dampen operating income.

         Although no assurances can be made in this regard, based on our ability to secure such financing to date, our current credit facility and anticipated cash flow from operations, management anticipates that for the foreseeable future we should be able to sufficiently fund the combination of our future working capital needs, expenditures associated with the roll-out of our e-care capabilities, the capital equipment requirements of future client service center facilities, which we anticipate will be needed in 2000 to meet the capacity requirements of anticipated growth, and potential acquisition opportunities.

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

         Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, clients and other service providers. While problems may arise in the future and we cannot assure you that we will not have a Year 2000 problem, we are unaware of any material impact on our business caused by a Year 2000 problem either in our systems or those of third parties.

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

FORWARD LOOKING STATEMENTS

         The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: Aegis' reliance on certain major clients; the successful combination of anticipated revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions, competition and pricing; dependence on Aegis' labor force; reliance on technology, telephone service dependence; and other operational, financial or legal risks or uncertainties detailed in Aegis' SEC filings from time to time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended March 31, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 4, 2000, at which there were 38,455,764 common shares and 46,750 Preferred F Shares (the Preferred F Shares are entitled to vote on an as-converted basis and thus represented 47,021,242 shares of voting power as of the Company's March 24, 2000 record date) present or represented by proxy, which totaled 85,477,006 as-converted shares, or approximately 86.5% of the shares entitled to vote. At such meeting, the following matters were approved by the requisite vote:

         1. The following directors of the Company were elected to serve until each of their respective successors shall have been duly elected and qualified. The number of votes cast for and withheld for each director were as follows:

                                                         VOTES CAST
                                            ------------------------------------
                            NOMINEE               FOR              WITHHELD
                  ----------------------    ----------------    ----------------
                  Dean Anderson                  85,385,039              91,967
                  John R. Birk                   85,383,239              93,767
                  Edward Blank                   85,366,375             110,631
                  Robert D. Denious              85,386,539              90,467
                  Henry L. Druker                85,386,339              90,667
                  Peter D. Fitzsimmons           85,386,339              90,667
                  Frederic V. Malek              85,385,939              91,067
                  Kevin J. Prokop                85,386,339              90,667
                  Michael G. Santry              84,883,856             593,150
                  Hugh E. Sawyer                 85,362,539             114,467
                  Paul G. Stern                  84,905,192             571,814
                  David M. Wathen                85,386,339              90,667


         2. An amendment to the 1998 Stock Option Plan to increase the number of options available for grant under the Plan and increase the annual limit on the number of option shares issuable to an individual executive officer under the Plan was approved by the affirmative vote of 84,865,201 shares, with 555,727 shares voting against, 91,967 shares abstaining and no broker non-votes. Such matter required a majority vote of all shares represented at the annual meeting in person or by proxy.

         3. The ratification of the Company's selection of PricewaterhouseCoopers LLP to serve as Aegis's independent accountants for the 2000 fiscal year by the affirmative vote of 85,434,578 shares, with 32,528 shares voting against, 9,900 shares abstaining and no broker non-votes.

ITEM 5.  OTHER INFORMATION

         On April 17, 2000, Hugh E. Sawyer joined the Company as President and Chief Executive Officer of the Company. On such date, the Company and Mr. Sawyer agreed to amend his employment agreement such that Mr. Sawyer agreed to purchase from the Company 160,400 shares of the Company's Common Stock at a price per share of $0.9375 (the closing price on April 17, 2000), for a total cash consideration of $150,375.

         On May 8, 2000, Michael J. Graham joined Aegis as Executive Vice President and Chief Financial Officer. Mr. Graham most recently served as Vice President and Chief Financial Officer of Club Sports International, the nation's third largest owner and operator of athletic clubs with over 45 locations. Prior to that, Mr. Graham was Vice President of Finance and Marketing and Group Chief Financial Officer for a $500 million subsidiary of Sunbeam Corporation. From 1989 to 1996, he held various management positions with the Quaker Oats Company, including Controller - U.S. Operations of Quaker's $4 billion U.S. division, Director of International Treasury, and divisional director of finance. Prior to that, Mr. Graham was an Audit Manager with Coopers & Lybrand where he led multi-location, international financial audits. Mr. Graham is a CPA and earned an MBA in Finance from the University of Chicago and a bachelor's degree in accounting from DePaul University.

         Subsequent to the end of the quarter, the Company was informed that its appeal for continued listing on the Nasdaq National Market System was denied by the Nasdaq review board. Accordingly, the Company's common stock will continue to be traded over-the-counter on the National Association of Securities Dealers Electronic Bulletin Board. Aegis intends to reapply for listing with the Nasdaq-Amex Market Group at the appropriate time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K Annual Report filed on March 31, 2000).

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K Current Report filed on December 20, 1999).

10.39 Employment Agreement between Hugh E. Sawyer and the Company dated March 29, 2000, as amended (filed herewith).

10.40    Amended and Restated 1998 Stock Option Plan (filed herewith).

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


                         AEGIS COMMUNICATIONS GROUP, INC.
                         (The Registrant)



Dated:   May 15, 2000    By: /s/ Michael J. Graham
                            --------------------------------------------
                            Michael J. Graham
                            Executive Vice President and Chief Financial Officer


3/31/2000 Quarter

EXHIBITS INDEX

NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K Annual Report filed on March 31, 2000).

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K Current Report filed on December 20, 1999).

10.39 Employment Agreement between Hugh E. Sawyer and the Company dated March 29, 2000, as amended (filed herewith).

10.40    Amended and Restated 1998 Stock Option Plan (filed herewith).

27.1     Financial Data Schedule (filed herewith).