Form 10-Q
period 2000-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 2000-08-14
CIK 778426

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000.


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ______________________.

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

                  Title of Each Class                                     Number of Shares Outstanding
                  -------------------                                          on August 11, 2000
                                                                               ------------------
              COMMON STOCK $.01 PAR VALUE                                          52,046,051

                        AEGIS COMMUNICATIONS GROUP, INC.
                                  JUNE 30, 2000


                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.       FINANCIAL INFORMATION

         Item 1.        Financial Statements

                        Consolidated Balance Sheets
                              December 31, 1999 and June 30, 2000 (unaudited).................................. 3

                        Unaudited Consolidated Statements of Operations
                              Three and Six Months Ended June 30, 1999 and June 30, 2000....................... 5

                        Unaudited Consolidated Statements of Cash Flows
                              Six Months Ended June 30, 1999 and June 30, 2000................................. 6

                        Notes to Unaudited Consolidated Financial Statements................................... 7

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......................................... 12

         Item 3.        Quantitative and Qualitative Disclosures about Market Risk............................ 19


PART II.      OTHER INFORMATION

         Item 1.        Legal Proceedings..................................................................... 20

         Item 5.        Other Information..................................................................... 20

         Item 6.        Exhibits and Reports on Form 8-K...................................................... 20


SIGNATURES.................................................................................................... 22

                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS


                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           DECEMBER 31,          JUNE 30,
                                                                             1999                  2000
                                                                         --------------        --------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:

     Cash and cash equivalents                                               $   6,043             $     552

     Accounts receivable - trade, less allowance for doubtful
         accounts of $1,058 in 1999 and $1,251 in 2000                          54,839                61,358

     Current deferred tax assets                                                   715                   715
     Prepaid expenses and other current assets                                   2,417                 1,547
                                                                         --------------        --------------
         Total current assets                                                   64,014                64,172

Property and equipment, net of accumulated depreciation
     of $32,175 in 1999 and $38,178 in 2000                                     33,488                37,065

Cost in excess of net assets acquired, net of accumulated
     amortization of $5,461 in 1999 and $6,650 in 2000                          48,203                47,015

Deferred tax assets                                                             12,884                17,429

Deferred financing costs, net                                                    1,762                 1,508

Other assets                                                                       234                   228
                                                                         --------------        --------------
                                                                             $ 160,585             $ 167,417
                                                                         ==============        ==============

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               DECEMBER 31,            JUNE 30,
                                                                                  1999                   2000
                                                                              --------------        ---------------
                                                                                                     (UNAUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
     Current portions of long-term obligations                                    $   2,243              $   2,237
     Accounts payable                                                                 6,332                 11,334
     Accrued compensation expense and related liabilities                             5,629                  7,542
     Accrued interest expense                                                           250                    614
     Other accrued expenses                                                          10,464                 13,173
     Other current liabilities                                                        2,380                  2,192
                                                                              --------------        ---------------
         Total current liabilities                                                   27,298                 37,092

Revolving line of credit                                                             32,334                 39,000

Long-term obligations, net of current portions                                        1,554                  2,020

Subordinated indebtedness due to affiliates                                           9,801                 10,369

Commitments and contingencies                                                             -                      -

Redeemable convertible preferred stock
     46,750, 9.626% cumulative Series F shares issued and
     outstanding in 1999 and 2000                                                    41,970                 44,241

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in
         1999 and 2000; 83,206 and 89,528, 15% cumulative Series D shares issued and outstanding in 1999 and 2000, respectively; and, 47,381 and 50,981,
         15% cumulative Series E shares issued and
         outstanding in 1999 and 2000, respectively                                       2                      2

     Common stock, $.01 par value, 100,000,000 shares
         authorized; 52,492,616 and 52,807,051 shares issued and
         outstanding in 1999 and 2000, respectively, including
         761,000 treasury shares in 1999 and 2000                                       525                    528

     Additional paid-in capital                                                      92,882                 94,205

     Treasury shares, at cost                                                        (1,918)                (1,918)

     Cumulative translation adjustment                                                   88                     88

     Retained deficit                                                               (43,951)               (58,210)
                                                                              --------------        ---------------
         Total shareholders' equity                                                  47,628                 34,695
                                                                              --------------        ---------------
                                                                                  $ 160,585              $ 167,417
                                                                              ==============        ===============

                             See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THREE MONTHS                        SIX MONTHS
                                                                     ENDED JUNE 30,                     ENDED JUNE 30,
                                                             -----------------------------      -----------------------------
                                                                1999             2000               1999            2000
                                                             ------------    -------------      -------------   -------------
Revenues                                                        $ 58,023        $  70,014          $ 119,839       $ 142,583

Cost of services, excluding depreciation
and amortization shown below                                      43,136           51,421             86,726         102,621
                                                             ------------    -------------      -------------   -------------
     Gross profit                                                 14,887           18,593             33,113          39,962

Selling, general and administrative expenses                      16,246           24,444             33,178          41,220

Depreciation                                                       3,066            3,944              6,206           6,998

Acquisition goodwill amortization                                    596              595              1,469           1,189

Non-cash asset impairment charge                                       -                -             20,399               -

Restructuring and other non-recurring charges                          -            3,539                541           3,539
                                                             ------------    -------------      -------------   -------------
     Total operating expenses                                     19,908           32,522             61,793          52,946
                                                             ------------    -------------      -------------   -------------
     Operating loss                                               (5,021)         (13,929)           (28,680)        (12,984)

Interest expense, net                                              1,838            1,356              3,580           2,550
                                                             ------------    -------------      -------------   -------------
     Loss before income taxes                                     (6,859)         (15,285)           (32,260)        (15,534)

Income tax benefit                                                (2,411)          (4,693)            (3,982)         (4,545)
                                                             ------------    -------------      -------------   -------------
     Net loss                                                     (4,448)         (10,592)           (28,278)        (10,989)

Preferred stock dividends                                              -            1,658                  -           3,270
                                                             ------------    -------------      -------------   -------------
     Net loss after preferred stock dividends                   $ (4,448)       $ (12,250)         $ (28,278)      $ (14,259)
                                                             ============    =============      =============   =============
Basic and diluted loss per share of common stock                $  (0.08)       $   (0.24)         $   (0.54)      $   (0.27)
                                                             ============    =============      =============   =============
Weighted average shares of common stock
     outstanding                                                  52,403           52,002             52,358          51,878

                             See accompanying notes.

                  AEGIS COMMUNICATIONS GROUP, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------------------
                                                                               1999                   2000
                                                                           --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $ (28,278)             $ (10,989)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                             7,675                  8,187
         Deferred income taxes                                                    (3,982)                (4,545)
         Non-cash asset impairment charge                                         20,399                      -
         Other                                                                        25                     (9)
         Changes in operating assets and liabilities:
            Accounts receivable                                                     (574)                (6,519)
            Notes receivable -- related parties                                      (27)                     -
            Prepaid and other current assets                                      (1,344)                   870
            Other assets                                                            (124)                     6
            Accounts payable and other accrued liabilities                          (447)                 9,988
            Other current liabilities                                               (800)                  (188)
                                                                           --------------        ---------------
         Net cash used in operating activities                                    (7,477)                (3,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (7,115)                (8,546)
                                                                           --------------        ---------------
         Net cash used in investing activities                                    (7,115)                (8,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, net                                              1,900                  6,666
     Proceeds from affiliate debt                                                  6,719                    568
     Principal payments on long-term debt                                         (2,921)                     -
     Payments on capital lease obligations                                        (1,088)                (1,314)
     Proceeds from issuance of common stock                                          100                    150
     Proceeds from exercise of stock options                                         129                    184
     Deferred financing costs                                                       (119)                     -
                                                                           --------------        ---------------

         Net cash provided by financing activities                                 4,720                  6,254
                                                                           --------------        ---------------

Net decrease in cash and cash equivalents                                         (9,872)                (5,491)

Cash and cash equivalents at beginning of period                                  10,701                  6,043
                                                                           --------------        ---------------
Cash and cash equivalents at end of period                                     $     829              $     552
                                                                           ==============        ===============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Fixed assets acquired under capital leases                                $       -              $   1,774
     Conversion of affiliate debt to preferred stock                           $  12,132              $       -
     Conversion of dividends into preferred instruments                        $       -              $   3,270

                       See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


1.   SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the "Company") for the three and six-month periods ended June 30, 1999 and 2000, have been prepared in accordance with generally accepted accounting principles and, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2.   SALE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Preferred F senior voting convertible preferred stock (the "Preferred F Shares") to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Investors") for an aggregate purchase price of $46,750 (the "Questor Transaction"). The Company used the net proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. The dividends on the Preferred F Shares, to the extent that dividends have not been paid, are added to the investment value of such shares. No cash payments of dividends have been paid by the Company on the Preferred F Shares; rather dividends totaling $2,549 have been added to the investment value of such shares since their issuance on December 10, 1999. The Preferred F Shares are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Preferred F Shares. The Preferred F Shares have a liquidation preference equal to the investment value of such shares. As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively beneficially own approximately 49% of the Company's issued and outstanding Common Stock and approximately 38% of the Company's Common Stock and Common Stock equivalents outstanding at June 30, 2000. The Preferred F Shares vote on an as-converted basis and represent approximately 49% of the voting equity stock. Because the Preferred F Shares are redeemable at the option of the Questor Investors in the event of a change of control, the Series F Preferred Stock is classified as neither a debt nor an equity instrument on the balance sheet at June 30, 2000.

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

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


3.   PREFERRED STOCK DIVIDENDS (CONTINUED)

         For the six months ended June 30, 2000, accrued dividends totaling $992 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $2,278 on the Preferred F Shares were added to the investment value of such shares.

4.   SEGMENTS

         The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, customer solutions and marketing research, which are managed separately because each provide different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The customer solutions segment provides large corporations as well as emerging e-commerce companies with multi-channel customer contact programs including Internet-enabled customer care and inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, facilities management, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping. Business segment information is as follows:



                                                           THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------         ---------------------------------
                                                            1999                2000                  1999               2000
                                                        --------------     ---------------        --------------     --------------
REVENUES:
     Customer solutions                                     $  52,070           $  62,412             $ 108,179          $ 128,371
     Marketing research                                         5,953               7,602                11,660             14,212
                                                        --------------     ---------------        --------------     --------------
        Total                                               $  58,023           $  70,014             $ 119,839          $ 142,583
                                                        ==============     ===============        ==============     ==============
OPERATING LOSS:
     Customer solutions                                     $  (4,473)          $ (10,173)            $  (6,658)         $  (8,436)
     Marketing research                                          (548)               (217)               (1,082)            (1,009)
     Non-cash asset impairment charge                               -                   -               (20,399)                 -
     Restructuring and other non-recurring charges                  -              (3,539)                 (541)            (3,539)
                                                        --------------     ---------------        --------------     --------------
        Total                                               $  (5,021)          $ (13,929)            $ (28,680)         $ (12,984)
                                                        ==============     ===============        ==============     ==============
DEPRECIATION AND AMORTIZATION:
     Customer solutions                                     $   2,911           $   3,844             $   5,880          $   6,786
     Marketing research                                           155                 100                   326                212
     Acquisition goodwill amortization                            596                 595                 1,469              1,189
                                                        --------------     ---------------        --------------     --------------
        Total                                               $   3,662           $   4,539             $   7,675          $   8,187
                                                        ==============     ===============        ==============     ==============
TOTAL ASSETS:
     Customer solutions                                                                               $ 140,615          $ 152,794
     Marketing research                                                                                  15,268             14,623
                                                                                                  --------------     --------------
        Total                                                                                         $ 155,883          $ 167,417
                                                                                                  ==============     ==============

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


5.   RESTRUCTURING, OTHER NON-RECURRING AND SPECIAL CHARGES

         On July 9, 1998, ATC Communications Group, Inc. ("ATC") completed the acquisition of IQI, Inc., a New York corporation ("IQI") to form Aegis Communications Group, Inc. ("Aegis"). The acquisition was effected through the merger (the "Merger") of a wholly-owned subsidiary of ATC with and into IQI pursuant to an Agreement and Plan of Merger, dated as of April 7, 1998 (the "Merger Agreement"). On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13,000 related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criterion for accrual have been referred to herein as "restructuring" charges, and a restructuring accrual was recorded to the extent the related amounts had not been paid. Expenses related to the restructuring decision which do not meet the specific GAAP criterion for accrual have been referred to herein as "other" charges. "Other" charges were not accrued, but were recognized as the related expenses were incurred. Accordingly, the Company recorded pre-tax charges of approximately $8,395 ($5,247, net of taxes) in the year ended December 31, 1998 and approximately $541 ($330, net of taxes) in the quarter ended March 30, 1999, as a part of the total restructuring. These charges were primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees.

         The Company's results for the three and six months ended June 30, 2000 include special charges of $12,031 ($8,511, net of taxes) recorded in the quarter ended June 30, 2000. The special charges were recorded in connection with the recent transition in the Company's executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth. During the second quarter, Aegis substantially completed the transition of its executive management team with the appointments of Hugh E. Sawyer as President and Chief Executive Officer and Michael J. Graham as Executive Vice President and Chief Financial Officer. The special charges are related to the costs necessary to transition the executive management team, the unanticipated costs of certain employee healthcare benefits, and the costs necessary for actions taken following the new management team's initial assessment of the Aegis operating platform. This analysis prompted the Company to take aggressive steps to focus on its most profitable assets and streamline the Aegis organization by reducing headcount not directly responsible for improving profitability, client service, or employee retention. The following chart details special charges recorded in the income statement during the quarter ended June 30, 2000:


                Cost of services:
                     Compensation expense settlements                                                        $   400

                Selling, general and administrative expenses:
                     Unanticipated costs of certain employee benefits                                          6,439
                     Reserve for doubtful accounts                                                               500
                     Elimination of non-performing assets                                                        315

                Depreciation:
                     Write-offs of undepreciated salvage value of outmoded equipment                             838

                Restructuring and other non-recurring charges:
                     Executive transition and severance costs                                                  2,240
                     Resolution of lease litigation and disputes related to an insurance claim                 1,299
                                                                                                        ------------
                Total pre-tax special charges                                                                 12,031
                     Tax benefit                                                                              (3,520)
                                                                                                        ------------
                Total special charges, net of taxes                                                          $ 8,511
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

7.   CREDIT FACILITY

         In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults. Under the amended agreement, these lenders expanded their aggregate revolving credit facility commitments from $30,000 to $45,000 at closing. The Company met certain financial targets in the fourth quarter of 1999, which resulted in a $1,500 increase in the commitment under the credit facility, and the Company met certain financial targets in the first quarter of 2000, which resulted in an additional $2,500 increase in the commitment.

         As a result of the special charges recorded in the second quarter of 2000, the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which: i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the default and subsequent Credit Agreement amendment, the Company's borrowing base under the First Amendment is limited to $49,000, and the Company's interest rate will be slightly higher in the second half of 2000.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


8.   DEFERRED TAX ASSET

         The Company has a deferred tax asset of $18,144 at June 30, 2000. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), management periodically evaluates the realizability of the deferred tax asset. As part of this evaluation, management has considered past operating results, exclusive of special, restructuring and other non-recurring type charges, as well as other positive evidence, in determining that a valuation allowance was not necessary at June 30, 2000. However, should the Company's future operating results be significantly below assumptions used in the evaluation of the deferred tax asset, it may be necessary to consider the need for a valuation allowance in the future.

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

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:


                                                                    THREE MONTHS                        SIX MONTHS
                                                                    ENDED JUNE 30,                     ENDED JUNE 30,
                                                            ----------------------------        ---------------------------
                                                               1999            2000                1999           2000
                                                            -----------    -------------        -----------    ------------
Revenues                                                        100.0%           100.0%             100.0%          100.0%
Cost of services, excluding depreciation
and amortization shown below                                     74.3%            73.4%              72.4%           72.0%
                                                            -----------    -------------        -----------    ------------
     Gross profit                                                25.7%            26.6%              27.6%           28.0%

Selling, general and administrative expenses                     28.0%            34.9%              27.7%           28.9%
Depreciation                                                      5.3%             5.6%               5.2%            4.9%
Acquisition goodwill amortization                                 1.0%             0.8%               1.2%            0.8%
Non-cash asset impairment charge                                     -                -              17.0%               -
Restructuring and other non-recurring charges                        -             5.1%               0.5%            2.5%
                                                            -----------    -------------        -----------    ------------
     Total operating expenses                                    34.3%            46.5%              51.6%           37.1%
                                                            -----------    -------------        -----------    ------------
     Operating loss                                              (8.7%)          (19.9%)            (23.9%)          (9.1%)

Interest expense, net                                             3.2%             1.9%               3.0%            1.8%
                                                            -----------    -------------        -----------    ------------
     Loss before income taxes                                   (11.8%)          (21.8%)            (26.9%)         (10.9%)

Income tax benefit                                               (4.2%)           (6.7%)             (3.3%)          (3.2%)
                                                            -----------    -------------        -----------    ------------
     Net loss                                                    (7.7%)          (15.1%)            (23.6%)          (7.7%)

Preferred stock dividends                                            -             2.4%                  -            2.3%
                                                            -----------    -------------        -----------    ------------
     Net loss after preferred stock dividends                    (7.7%)          (17.5%)            (23.6%)         (10.0%)
                                                            ===========    =============        ===========    ============


         The Company's results for the three and six months ended June 30, 2000 include special charges of approximately $12.0 million ($8.5 million, net of taxes) recorded in the quarter ended June 30, 2000. The special charges were recorded in connection with the recent transition in the Company's executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth. During the second quarter, Aegis substantially completed the transition of its executive management team with the appointments of Hugh E. Sawyer as President and Chief Executive Officer and Michael J. Graham as Executive Vice President and Chief Financial Officer. The special charges are related to the costs necessary to transition the executive management team, the unanticipated costs of certain employee healthcare benefits, and the costs necessary for actions taken following the new management team's initial assessment of the Aegis operating platform. This analysis prompted the Company to take aggressive steps to focus on its most profitable assets and streamline the Aegis organization by reducing headcount not directly responsible for improving profitability, client service, or employee retention. The following chart details special charges recorded in the income statement during the quarter ended June 30, 2000:

                         SECOND QUARTER 2000 SPECIAL CHARGES
                                   (IN THOUSANDS)



Cost of services:
     Compensation expense settlements                                                        $   400

Selling, general and administrative expenses:
     Unanticipated costs of certain employee benefits                                          6,439
     Reserve for doubtful accounts                                                               500
     Elimination of non-performing assets                                                        315

Depreciation:
     Write-offs of undepreciated salvage value of outmoded equipment                             838

Restructuring and other non-recurring charges:
     Executive transition and severance costs                                                  2,240
     Resolution of lease litigation and disputes related to an insurance claim                 1,299
                                                                                         ------------
Total pre-tax special charges                                                                 12,031
     Tax benefit                                                                              (3,520)
                                                                                         ------------
Total special charges, net of taxes                                                          $ 8,511
                                                                                         ============

         Total revenues generated during the quarter ended June 30, 2000 were $70.0 million as compared to $58.0 million in the second quarter a year ago, an increase of $12.0 million, or 21%. Net loss after preferred stock dividends for the second quarter of 2000 was approximately $12.3 million, or $0.24 per share, as compared to a net loss in the second quarter of 1999 of $4.4 million, or $0.08 per share. The increase in the net loss after preferred stock dividends was primarily related to special charges of $8.5 million, net of taxes, discussed in the table above.

         For the six months ended June 30, 2000, total revenues were approximately $142.6 million as compared to $119.8 million in the prior year period, an increase of $22.8 million, or 19%. Net loss after preferred stock dividends for the six-month period of 2000 was $14.3 million, or $0.27 per share, as compared to a net loss in the six-month period of 1999 of $28.3 million, or $0.54 per share. The decrease in the net loss after preferred stock dividends was primarily related to a non-cash asset impairment charge of $20.4 million in 1999, partially offset by special charges of $8.5 million, net of taxes, in 2000 discussed in the table above.

         The increases in revenues for the quarter and six months ended June 30, 2000 were due primarily to increases in inbound customer solutions revenues of approximately $13.3 million, or 49%, for the quarter and $31.2 million, or 60%, for the six-month period. These increases were somewhat offset by a decline in outbound customer solutions revenues of approximately $3.0 million, or 12%, for the quarter and $11.0 million, or 20%, for the six-month period. Marketing research revenues increased $1.6 million, or 28%, for the quarter and approximately $2.6 million, or 22%, for the six months ended June 30, 2000 versus the prior year periods. For the periods ended June 30, 1999 and 2000, our actual mix of revenues was as follows:


                                                  THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------
                                         1999          %            2000          %
                                      ------------  ---------    ------------  ---------
                                                    (DOLLARS IN THOUSANDS)
Inbound customer solutions               $ 26,969      46.5%        $ 40,273      57.5%
Outbound customer solutions                25,101      43.3%          22,139      31.6%
                                      ------------               ------------
     Customer solutions total              52,070      89.7%          62,412      89.1%
Marketing research                          5,953      10.3%           7,602      10.9%
                                      ------------               -----------
     Total revenues                      $ 58,023     100.0%        $ 70,014     100.0%
                                      ============               ============



                                                  SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------------------
                                          1999          %             2000          %
                                      ------------  ---------    -------------  ---------
                                                     (DOLLARS IN THOUSANDS)
Inbound customer solutions               $ 52,016      43.4%         $ 83,256      58.4%
Outbound customer solutions                56,163      46.9%           45,115      31.6%
                                      ------------               -------------
     Customer solutions total             108,179      90.3%          128,371      90.0%
Marketing research                         11,660       9.7%           14,212      10.0%
                                      ------------               -------------
     Total revenues                      $119,839     100.0%         $142,583     100.0%
                                      ============               =============

         For the quarter ended June 30, 2000, approximately 28% of our revenues were generated by our largest telecommunications client and approximately 16% by our largest financial services client, as compared to approximately 19% and 17%, respectively, for the quarter ended June 30, 1999. For the six months ended June 30, 2000, approximately 30% of our revenues were generated by our largest telecommunications client and approximately 15% by our largest financial services client, as compared to approximately 21% and 16%, respectively, for six months ended June 30, 1999. Revenues from our largest telecommunications client are derived from separate contractual arrangements with several different business units of this client.

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

         For the quarter ended June 30, 2000, gross profit earned on revenues increased approximately $3.7 million, or 25%, from the quarter ended June 30, 1999. Gross profit for the six months ended June 30, 2000 increased approximately $6.8 million, or 21%, versus the prior year period primarily due to the increases in revenues discussed above. Gross profit as a percentage of revenues ("gross margin") for the quarter and six months ended June 30, 2000 was 26.6% and 28.0%, respectively, as compared to 25.7% and 27.6% in the comparable prior year periods. The increases in gross margin are primarily due to improved capacity utilization resulting from the recovery of business following the loss of volume from the Company's two largest telecommunications clients and a large financial services client in the prior year periods, and lower operating costs resulting from the implementation of our site migration plan. The gross margin increases were partially offset by special charges of $0.4 million related to compensation expense settlements.

         As part of our site migration plan, we closed our Addison, Texas facility in August 1999. Work being performed at this center was migrated to two new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona during the second quarter of 1999. Our site strategy focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. In keeping with this site strategy, during the quarter ended June 30, 2000, we began the build-out of a new 400-workstation client service center in Terre Haute, Indiana. The new center will open concurrent with the closing of our 120-seat center in Virginia Beach, Virginia by August 31, 2000.

         Selling, general and administrative ("SG&A") expenses increased $8.2 million, or 50%, in the quarter and $8.0 million, or 24%, in the six months ended June 30, 2000 versus the comparable periods of 1999. As a percentage of revenues, SG&A expenses for the quarter and six months ended June 30, 2000 were 34.9% and 28.9%, respectively, versus 28.0% and 27.7%, respectively, in the comparable three and six-month periods of 1999. The increases in SG&A expenses and SG&A expenses as a percentage of revenues are primarily attributable to $6.4 million in special charges associated with unanticipated costs of certain employee healthcare benefits. The Company is currently in negotiations with insurers and healthcare providers to put in place a plan that will eliminate such unanticipated costs in the future.

         Depreciation and amortization expenses increased $0.9 million, or 24%, in the quarter and approximately $0.5 million, or 7%, in the six months ended June 30, 2000 as compared to the prior year periods. The increases in depreciation and amortization expenses are due primarily to $0.8 million in special charges associated with write-offs of the salvage value of outmoded equipment. As a percentage of revenues, depreciation and amortization expenses were 6.5% in the quarter and 5.7% in the first six months of 2000 versus 6.3% and 6.4%, respectively, in the prior year periods. Excluding special charges, the decreases in depreciation and amortization expenses as a percentage of revenues are due primarily to the increases in revenues over the prior year periods and the reduction of acquisition goodwill amortization expense resulting from a non-cash asset impairment charge taken at March 31, 1999. See "Notes to Unaudited Consolidated Financial Statements - Non-Cash Asset Impairment Charge."

         Net interest expense decreased $0.5 million, or 26%, in the first quarter of 2000 and $1.0 million, or 29%, in the six months ended June 30, 2000 as compared to the prior year periods due to the reduction of long-term debt resulting from the use of proceeds from the Company's sale of $46.75 million of convertible preferred stock on December 10, 1999.

         Our statutory state and federal income tax benefit rate for the quarters and six months ended June 30, 1999 and 2000 was approximately 40.0%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense and of the non-cash asset impairment charge taken at March 31, 1999.

         The Company has a deferred tax asset of $18.1 million at June 30, 2000. Management periodically evaluates the realizability of the deferred tax asset. As part of this evaluation, we have considered past operating results, exclusive of special, restructuring and other non-recurring type charges, as well as other positive evidence, in determining that a valuation allowance was not necessary at June 30, 2000. However, should the Company's future operating results be significantly below assumptions used in the evaluation of the deferred tax asset, it may be necessary to consider the need for a valuation allowance in the future.

         Preferred dividends increased to approximately $1.7 million for the quarter and $3.3 million for the six months ended June 30, 2000 from nil in the prior year periods as a result of the conversion of affiliated debt to Series D and E Preferred Shares and the sale of Preferred F Shares since June 30, 1999. For the three and six-month periods ended June 30, 2000, dividends on the Preferred F Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Shares are currently being paid in additional shares of Series D and E Preferred Shares, respectively. See "Notes to Unaudited Consolidated Financial Statements - Sale of Redeemable Convertible Preferred Stock" and "-Preferred Stock Dividends."

LIQUIDITY AND CAPITAL RESOURCES

         The following unaudited table sets forth certain information from the Company's statements of cash flows for the periods indicated:


                                                               SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------------
                                                             1999                   2000
                                                         --------------        ---------------
                                                                (DOLLARS IN THOUSANDS)
Net cash used in operating activities                        $  (7,477)             $  (3,199)

Net cash used in investing activities                           (7,115)                (8,546)

Net cash provided by financing activities                        4,720                  6,254
                                                         --------------        ---------------
     Net change in cash and cash equivalents                 $  (9,872)             $  (5,491)
                                                         ==============        ===============

         We have historically utilized cash flow from operations, available borrowing capacity under our credit facilities, subordinated indebtedness provided by certain of our shareholders (primarily Thayer Equity) and the issuance of convertible preferred stock to meet our liquidity needs. Thayer Equity has previously provided Aegis with financial support through subordinated debt financing, the conversion of subordinated debt into preferred stock, and providing loan guarantees; however, there can be no assurance, should we experience future liquidity issues, that Thayer Equity will continue to provide such financial support. We anticipate that the funding provided in the Questor Transaction and the funds available under our revolving line of credit, as amended, will enable us to meet our liquidity needs for the foreseeable future. See "Questor Transaction" and "Credit Facility" below.

         Cash used in operating activities improved approximately $4.3 million, or 57%, during the six months ended June 30, 2000 as compared to the prior year period due to decreased operating losses resulting from increased revenues and improved gross margins. We used $3.2 million in net cash in our operating activities during the six months ended June 30, 2000 primarily due to operating losses recorded in the period and increases in the Company's accounts receivable.

         Cash used in investing activities during the first six months of 2000 increased $1.4 million, or 20%, from the same period in 1999 primarily due to capital expenditures on two new telecommunications switches put into service in the first quarter of 2000. Capital expenditures primarily have consisted of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities. Capital expenditures during the first six months of 2000 were funded with proceeds from bank borrowings under an expanded revolving line of credit and available cash. See "Credit Facility" below.

         Cash provided by financing activities during the first six months of 2000 increased $1.5 million, or 33%, from the same period in 1999 primarily due to a decrease in principal payments on long-term debt resulting from the elimination of long-term debt in December 1999. During the six months ended June 30, 2000, financing activities consisted primarily of proceeds of approximately $6.7 million from our bank revolving line of credit, which were somewhat offset by payments of capital lease obligations of $1.3 million. See "Credit Facility" below.

QUESTOR TRANSACTION

         In an effort to reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F Shares to the Questor Investors for an aggregate purchase price of $46.75 million. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share. The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. For the six months ended June 30, 2000, accrued dividends on the Preferred F Shares were added to the investment value of such shares.

         As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively beneficially own approximately 49% of the Company's issued and outstanding Common Stock and approximately 38% of the Company's Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 49% of our voting equity stock.

CREDIT FACILITY

         In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults. Under the amended agreement, these lenders expanded their aggregate revolving credit facility commitments from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the credit facility, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment.

         As a result of the special charges recorded in the second quarter of 2000 (see "Results of Operations" above), the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which: i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the default and subsequent Credit Agreement amendment, the Company's borrowing base under the First Amendment is limited to $49.0 million and, at current levels of indebtedness, we estimate the Company's interest expense in the second half of 2000 will be approximately $0.3 million higher than under the pre-amendment Credit Agreement.

NOTE RECEIVABLE

         At June 30, 2000, Michael G. Santry, a director of the Company, owed the Company approximately $2.1 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7% and is secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through June 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. In July 2000, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel options to purchase 437,500 shares of our Common Stock (at a purchase price of $2.81 per share) held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the amended and restated promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999.

GROWTH STRATEGIES

         We primarily compete in the customer solutions market that provides large corporations, as well as emerging e-commerce companies, with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone).
The customer solutions market is a component of the customer relationship management ("CRM") industry and is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis. The customer solutions market is very competitive. In order to compete more effectively in this market, in March 2000, we introduced the Aegis E.CARE.PLUS-SM- suite of web-enabled customer care capabilities that will transform a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet. The transformation of such workstations into e-care stations will require capital expenditures and may require additional borrowing, including utilizing funds available under the Company's existing credit facility.

         We also anticipate the continued implementation of our site strategy and center migration plan, which focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the Company's existing credit facility. In addition, expenses associated with such centers may temporarily dampen operating income.

         Although no assurances can be made in this regard, based on our ability to secure such financing to date, our current credit facility and anticipated cash flow from operations, management anticipates that for the foreseeable future we should be able to sufficiently fund the combination of our future working capital needs, expenditures associated with the roll-out of our e-care capabilities, the capital equipment requirements of the build-out of the Terre Haute, Indiana facility (which is expected to be completed by August 31, 2000) and of facilities needed to meet unanticipated growth, and potential acquisition opportunities.

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

         All Year 2000 remediation efforts for our business were completed on time and within budget estimates without any material adverse impact on our operations. Through December 31, 1999, we incurred and expensed approximately $2.3 million in remediation costs associated with our Year 2000 compliance activities. The total cost associated with required modifications to become Year 2000 compliant has not been material to our results of operations to date.

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

FORWARD LOOKING STATEMENTS

     The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company's reliance on certain major clients; unanticipated losses of or delays in implementation of client programs; higher than anticipated implementation costs associated with new client programs; the successful combination of revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company's labor force; reliance on technology; telephone and internet service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings from time to time.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended June 30, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

         Recently, the Company became aware of an effort by the United Steelworkers of America ("USWA") to organize the Company's call center workforce located in Elkins, West Virginia. The Company believes that a unionized workforce is contrary to the Company's best interests, and is contrary to its employees', customers' and shareholders' best interests as well. Accordingly, the Company intends to vigorously oppose the unionization effort. A representative election was previously scheduled for August 1, 2000. On July 27, 2000, the USWA filed an unfair labor practice charge against Aegis with the National Labor Relations Board's ("NLRB") Region 6 office in Pittsburgh, Pennsylvania. The charge alleges that Aegis engaged in unlawful conduct to discourage employees in Elkins from engaging in union activity. The USWA seeks an order from the NLRB directing Aegis to cease and desist from such practices in the future. As a consequence of the USWA's action, the representative election has been postponed for an indefinite period of time. Aegis has not yet been informed of the specific factual bases for the USWA's charge; however, based on presently available information, Aegis believes that the charge is without merit and intends to vigorously dispute all allegations raised therein.

ITEM 5.         OTHER INFORMATION

         Michael G. Santry resigned from the Company's Board of Directors, effective August 9, 2000.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
(A)      Exhibits

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999).

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

4.3      Elimination Certificate for Series D Junior Participating Preferred
         Stock (Incorporated by reference to Exhibit 4.3 of the Company's Form
         8-K Current Report filed on December 20, 1999).

4.4 Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-Q Quarterly
         Report for the quarterly period ended June 30, 1999).

4.5      Amendment of Series D & E Certificate of Designation of the Company
         (Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K
         Current Report filed on December 20, 1999).

4.6 Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company's Form 8-K Current Report filed on December 20, 1999)

10.41    Employment Agreement between Michael J. Graham and the Company dated
         May 8, 2000 (filed herewith).




10.42 Second Amended and Restated Promissory Note dated May 26, 2000 by and between Aegis Communications Group, Inc. and Michael G. Santry (filed herewith).

10.43    Second Amended Pledge Agreement dated May 26, 2000 by and between Aegis
         Communications Group, Inc. and Michael G. Santry (filed herewith).

10.44    First Amendment, dated as of July 28, 2000, to the Third Amended and
         Restated Credit Agreement by and among IQI, Inc., Aegis Communications
         Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (filed herewith).

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


                                            AEGIS COMMUNICATIONS GROUP, INC.
                                            (The Registrant)



Dated:  August 14, 2000                     By:  /s/ Michael J. Graham
                                                --------------------------------
                                                 Michael J. Graham
                                                 Executive Vice President and
                                                 Chief Financial Officer





6/30/2000 Quarter


EXHIBITS INDEX

Number            Description of Exhibit
------            ----------------------
3.1               Amended and Restated Certificate of Incorporation
                  (Incorporated by reference to Exhibit 3.1 of the Company's
                  Form 10-K Annual Report for the year ended December 31, 1999).

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

4.3               Elimination Certificate for Series D Junior Participating
                  Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K Current Report filed on December 20,
                  1999).

4.4               Series D and E Preferred Stock Certificate of Designation
                  (Incorporated by reference to Exhibit 4.10 of the Company's
                  Form 10-Q Quarterly Report for the quarterly period ended June
                  30, 1999).

4.5               Amendment of Series D & E Certificate of Designation of the
                  Company (Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K Current Report filed on December 20, 1999).

4.6               Series F Preferred Stock Certificate of Designation
                  (Incorporated by reference to the Exhibit 4.1 of the Company's
                  Form 8-K Current Report filed on December 20, 1999)

10.41 Employment Agreement between Michael J. Graham and the Company dated May 8, 2000, as amended (filed herewith).

10.42 Second Amended and Restated Promissory Note dated May 26, 2000 by and between Aegis Communications Group, Inc. and Michael G.
                  Santry (filed herewith).

10.43 Second Amended Pledge Agreement dated May 26, 2000 by and between Aegis Communications Group, Inc. and Michael G. Santry
                  (filed herewith).

10.44             First Amendment, dated as of July 28, 2000, to the Third
                  Amended and Restated Credit Agreement by and among IQI, Inc.,
                  Aegis Communications Group, Inc. as guarantor, the various financial institutions parties thereto, the Bank of Nova
                  Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (filed herewith).

27.1              Financial Data Schedule (filed herewith).