Form 10-Q
period 2000-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 2000-11-14
CIK 778426

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ______________________.

                         Commission File Number: 0-14315


                        AEGIS COMMUNICATIONS GROUP, INC.
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

                           Yes /X/          No /X/


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                           NUMBER OF SHARES OUTSTANDING
           TITLE OF EACH CLASS                 ON NOVEMBER 10, 2000
           -------------------             ----------------------------

       COMMON STOCK $.01 PAR VALUE                  52,171,051

                          AEGIS COMMUNICATIONS GROUP, INC.
                                  SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I.       FINANCIAL INFORMATION
         Item 1.        Financial Statements

                        Consolidated Balance Sheets
                              December 31, 1999 and September 30, 2000 (unaudited)........................... 3

                        Unaudited Consolidated Statements of Operations
                              Three and Nine Months Ended September 30, 1999 and September 30, 2000.......... 5

                        Unaudited Consolidated Statements of Cash Flows
                              Nine Months Ended September 30, 1999 and September 30, 2000.................... 6

                        Notes to Unaudited Consolidated Financial Statements................................. 7

         Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....................................... 12

         Item 3.        Quantitative and Qualitative Disclosures about Market Risk.......................... 19


PART II.      OTHER INFORMATION

         Item 1.        Legal Proceedings....................................................................20

         Item 5.        Other Information....................................................................20

         Item 6.        Exhibits and Reports on Form 8-K.................................................... 20


SIGNATURES.................................................................................................. 22


                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS


                                        AEGIS COMMUNICATIONS GROUP, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           DECEMBER 31,            SEPTEMBER 30,
                                                                               1999                     2000
                                                                         -----------------        -----------------
                                                                                                    (UNAUDITED)
ASSETS

Current assets:

     Cash and cash equivalents                                                $     6,043              $     4,786

     Accounts receivable - trade, less allowance for doubtful
         accounts of $1,058 in 1999 and $1,239 in 2000                             54,839                   62,007

     Current deferred tax assets                                                      715                      715

     Prepaid expenses and other current assets                                      2,417                    2,513
                                                                         -----------------        -----------------
         Total current assets                                                      64,014                   70,021

Property and equipment, net of accumulated depreciation
     of $32,175 in 1999 and $41,208 in 2000                                        33,488                   36,850

Cost in excess of net assets acquired, net of accumulated
     amortization of $5,461 in 1999 and $7,244 in 2000                             48,203                   46,420

Deferred tax assets                                                                12,884                   16,565

Deferred financing costs, net                                                       1,762                    1,381

Other assets                                                                          234                      228
                                                                         -----------------        -----------------
                                                                              $   160,585              $   171,465
                                                                         =================        =================

                                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 DECEMBER 31,            SEPTEMBER 30,
                                                                                    1999                     2000
                                                                              -----------------        -----------------
LIABILITIES & SHAREHOLDERS' EQUITY                                                                       (unaudited)

Current liabilities:

     Current portions of long-term obligations                                     $     2,243              $     1,990

     Accounts payable                                                                    6,332                    6,440

     Accrued compensation expense and related liabilities                                5,629                    8,725

     Accrued interest expense                                                              250                      900

     Other accrued expenses                                                             10,464                   14,563

     Other current liabilities                                                           2,380                    1,769
                                                                              -----------------        -----------------
         Total current liabilities                                                      27,298                   34,387

Revolving line of credit                                                                32,334                   44,000

Long-term obligations, net of current portions                                           1,554                    1,513

Subordinated indebtedness due to affiliates                                              9,801                   10,677

Commitments and contingencies                                                                -                        -

Redeemable convertible preferred stock
     46,750, 9.626% cumulative Series F shares issued and outstanding in 1999
     and 2000                                                                           41,970                   45,433

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in
         1999 and 2000; 83,206 and 92,904, 15% cumulative Series D shares issued and outstanding in 1999 and 2000, respectively; and, 47,381 and 52,904,
         15% cumulative Series E shares issued and
         outstanding in 1999 and 2000, respectively                                          2                        2

     Common stock, $.01 par value, 100,000,000 shares
         authorized; 52,492,616 and 52,646,651 shares issued
         in 1999 and 2000, respectively                                                    525                      526

     Additional paid-in capital                                                         92,882                   94,143

     Treasury shares, at cost, 761,000 and 475,600 in 1999
         and 2000, respectively                                                         (1,918)                  (1,199)

     Cumulative translation adjustment                                                      88                       74

     Retained deficit                                                                  (43,951)                 (58,091)
                                                                              -----------------        -----------------
         Total shareholders' equity                                                     47,628                   35,455
                                                                              -----------------        -----------------
                                                                                   $   160,585              $   171,465
                                                                              =================        =================

                        See accompanying notes.

                                     AEGIS COMMUNICATIONS GROUP, INC.
                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS                         NINE MONTHS
                                                                    ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                              -----------------------------       ------------------------------
                                                                  1999            2000                1999             2000
                                                              -------------   -------------       -------------   --------------
Revenues                                                         $  61,069       $  74,142           $ 180,908        $ 216,725

Cost of services, excluding depreciation
and amortization shown below                                        44,083          48,415             130,809          151,036
                                                              -------------   -------------       -------------   --------------
     Gross profit                                                   16,986          25,727              50,099           65,689

Selling, general and administrative expenses                        16,964          17,745              50,161           58,965

Depreciation                                                         3,485           3,157               9,691           10,156

Acquisition goodwill amortization                                      744             594               2,213            1,783

Non-cash asset impairment charge                                         -               -              20,399                -

Restructuring and other non-recurring charges                            -               -                 541            3,539
                                                              -------------   -------------       -------------   --------------
     Total operating expenses                                       21,193          21,496              83,005           74,443
                                                              -------------   -------------       -------------   --------------
     Operating income (loss)                                        (4,207)          4,231             (32,906)          (8,754)

Interest expense, net                                                1,911           1,514               5,491            4,063
                                                              -------------   -------------       -------------   --------------
     Income (loss) before income taxes                              (6,118)          2,717             (38,397)         (12,817)

Income tax expense (benefit)                                        (2,096)            864              (6,078)          (3,681)
                                                              -------------   -------------       -------------   --------------
     Net income (loss)                                              (4,022)          1,853             (32,319)          (9,136)

Preferred stock dividends                                              455           1,733                 466            5,003
                                                              -------------   -------------       -------------   --------------
     Net income (loss) after preferred stock dividends           $  (4,477)      $     120           $ (32,785)       $ (14,139)
                                                              =============   =============       =============   ==============
Basic and diluted income (loss) per share of common stock        $   (0.09)      $    0.00           $   (0.63)       $   (0.27)
                                                              =============   =============       =============   ==============
Weighted average shares of common stock
  outstanding:
     Basic                                                          52,227          52,086              52,075           51,948
     Diluted                                                        52,227          52,157              52,075           51,948

                See accompanying notes.

                  AEGIS COMMUNICATIONS GROUP, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                    1999             2000
                                                               --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $    (32,319)   $      (9,136)
     Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
         Depreciation and amortization                                11,904           11,939
         Asset write-offs                                                 64                -
         Deferred income taxes                                        (6,080)          (3,681)
         Interest on subordinated debt due to affiliates               1,317              890
         Non-cash asset impairment charge                             20,399                -
         Other                                                            27              (30)
         Changes in operating assets and liabilities:
            Accounts receivable                                       (6,844)          (7,168)
            Notes receivable -- related parties                          (27)               -
            Prepaid and other current assets                          (1,427)             (96)
            Other assets                                                  16                -
            Accounts payable                                           2,041              108
            Other accrued expenses                                       (18)           7,845
            Other current liabilities                                   (792)            (611)
                                                               --------------  ---------------
         Net cash provided by (used in) operating activities         (11,739)              60

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (8,618)         (11,361)
                                                               --------------  ---------------
         Net cash used in investing activities                        (8,618)         (11,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from line of credit, net                                 1,900           11,666
     Proceeds from bank term debt                                      7,500                -
     Proceeds from affiliate debt                                      5,667                -
     Principal payments on long-term debt                             (3,008)               -
     Payments on capital lease obligations                            (2,133)          (2,082)
     Proceeds from issuance of common stock                              100              276
     Proceeds from exercise of stock options                             179              184
     Deferred financing costs                                           (189)               -
                                                               --------------  ---------------
         Net cash provided by financing activities                    10,016           10,044
                                                               --------------  ---------------
Net decrease in cash and cash equivalents                            (10,341)          (1,257)
Cash and cash equivalents at beginning of period                      10,701            6,043
                                                               --------------  ---------------
Cash and cash equivalents at end of period                      $        360    $       4,786
                                                               ==============  ===============
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Fixed assets acquired under capital leases                 $        497    $       1,774
     Conversion of affiliate debt to preferred stock            $     12,132    $           -
     Conversion of dividends into preferred instruments         $        455    $       4,993
     Conversion of accrued interest on subordinated debt
         due to affiliates into principal                       $      1,317    $         890

                       See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


1.   SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the "Company") for the three and nine-month periods ended September 30, 1999 and 2000, have been prepared in accordance with generally accepted accounting principles and, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year. Certain prior year balances have been reclassified to conform to the 2000 presentation.

2.   SALE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Preferred F senior voting convertible preferred stock (the "Preferred F Shares") to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Investors") for an aggregate purchase price of $46.75 million (the "Questor Transaction"). The Company used the net proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. The dividends on the Preferred F Shares, to the extent not paid, are added to the investment value of such shares. Through September 30, 2000, no cash payments of dividends had been paid by the Company on the Preferred F Shares; and accordingly, dividends totaling $3,742 were added to the investment value of such shares. The Preferred F Shares are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Preferred F Shares. The Preferred F Shares have a liquidation preference equal to the investment value of such shares. As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis at September 30, 2000, the Questor Investors collectively beneficially own approximately 49% of the Company's issued and outstanding Common Stock and approximately 39% of the Company's Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 49% of the voting equity stock. Because the Preferred F Shares are redeemable at the option of the Questor Investors in the event of a change of control, the Series F Preferred Stock is classified as neither a debt nor an equity instrument on the balance sheet at September 30, 2000 but instead as "Redeemable convertible preferred stock."

3. PREFERRED STOCK DIVIDENDS

Shares of the Company's Series B Voting Convertible Preferred Stock (the "Preferred B Shares") earn dividends payable in cash at the annual rate of $0.36 per share. The Company's Series D and E Preferred Stock earn cumulative dividends payable in cash or in-kind in additional shares of the respective series of Preferred Stock at the annual rate of 15%. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Preferred B Shares, at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid on the Preferred F Shares in cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of each share. The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends.

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


3.   PREFERRED STOCK DIVIDENDS (CONTINUED)

         For the nine months ended September 30, 2000, accrued dividends totaling $1,522 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $3,471 on the Preferred F Shares were added to the investment value of such shares.

4.   EARNINGS PER SHARE

         Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and preferred stock. Options, warrants, convertible debt and preferred stock were not included in the computation of diluted loss per share for the quarter ended September 30, 1999 and the nine month periods ended September 30, 1999 and 2000 because the effect would be antidilutive.



                                                                     THREE MONTHS                     NINE MONTHS
                                                                   ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                             -----------------------------   ------------------------------
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING            1999            2000            1999             2000
FOR THE PERIODS INDICATED WERE AS FOLLOWS:                   -------------   -------------   -------------   --------------
Basic
   Weighted average common shares issued                           52,488          52,647          52,403           52,602
   Weighted average treasury shares                                  (261)           (561)           (328)            (654)
                                                             -------------   -------------   -------------   --------------
         Shares used in Basic EPS calculation                      52,227          52,086          52,075           51,948
                                                             =============   =============   =============   ==============
Diluted
   Shares used in Basic EPS calculation                            52,227          52,086          52,075           51,948
   Common stock equivalents:
      Dilutive stock options and warrants, net of shares
         assumed repurchased with exercise proceeds                     -              71               -                -
                                                             -------------   -------------   -------------   --------------
         Shares used in Diluted EPS calculation                    52,227          52,157          52,075           51,948
                                                             =============   =============   =============   ==============
ANTIDILUTIVE SECURITIES EXCLUDED FROM THE COMPUTATION
OF DILUTED EPS FOR THE PERIODS INDICATED ARE AS FOLLOWS:

   Shares issuable under option agreements                          7,665          10,515           7,665           11,437
   Shares issuable under warrant agreements                         2,756           1,756           2,756            2,756
   Shares issuable upon conversion of preferred stock               6,013          57,448           6,013           57,448
   Shares issuable upon conversion of convertible debt              5,236           5,905           5,236            5,905




5.   SEGMENTS

         The Company classifies its operations into two segments, multi-channel customer relationship management ("CRM") and marketing research, which are managed separately because each provide different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The CRM segment provides large corporations as well as emerging e-business companies with multi-channel customer relationship management programs including Internet-enabled customer care and inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping. Business segment information is as follows:

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                    ----------------------------------    ---------------------------------
                                                        1999                2000              1999               2000
                                                    --------------     ---------------    --------------     --------------
REVENUES:
     CRM                                              $    53,693        $     67,145       $   161,872        $   195,517
     Marketing research                                     7,376               6,997            19,036             21,208
                                                    --------------     ---------------    --------------     --------------
        Total                                         $    61,069        $     74,142       $   180,908        $   216,725
                                                    ==============     ===============    ==============     ==============
OPERATING INCOME (LOSS):
     CRM                                              $    (4,265)       $      3,993       $   (10,943)       $    (4,443)
     Marketing research                                        58                 238            (1,023)              (772)
     Non-cash asset impairment charge                           -                   -           (20,399)                 -
     Restructuring and other non-recurring charges              -                   -              (541)            (3,539)
                                                    --------------     ---------------    --------------     --------------
        Total                                         $    (4,207)       $      4,231       $   (32,906)       $    (8,754)
                                                    ==============     ===============    ==============     ==============
DEPRECIATION AND AMORTIZATION:
     CRM                                              $     3,345        $      3,039       $     9,226        $     9,826
     Marketing research                                       140                 118               465                330
     Acquisition goodwill amortization                        744                 594             2,213              1,783
                                                    --------------     ---------------    --------------     --------------
        Total                                         $     4,229        $      3,751       $    11,904        $    11,939
                                                    ==============     ===============    ==============     ==============
TOTAL ASSETS:
     CRM                                                                                    $   145,862        $   156,819
     Marketing research                                                                          15,640             14,646
                                                                                          --------------     --------------
        Total                                                                               $   161,502        $   171,465
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

         The Company's results for the nine months ended September 30, 2000 include special charges of $12,031 ($8,511, net of taxes) recorded in the quarter ended June 30, 2000. The special charges were recorded in connection with the recent transition in the Company's executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth. During the quarter ended June 30, 2000, Aegis continued the transition to its new executive management team with the appointments of Hugh E. Sawyer as President and Chief Executive Officer and Michael J. Graham as Executive Vice President and Chief Financial Officer. The special charges are related to the costs necessary to transition the executive management team, the unanticipated costs of certain employee healthcare benefits, and the costs necessary for actions taken following the new management team's initial assessment of the Aegis operating platform. This analysis prompted the Company to take aggressive steps to focus on its most profitable assets and streamline the Aegis organization by reducing headcount not directly responsible for improving profitability, client service, or employee retention. The following chart details special charges recorded in the income statement during the nine months ended September 30, 2000:

              Cost of services:
                Compensation expense settlements                                             $    400
              Selling, general and administrative expenses:
                Unanticipated costs of certain employee benefits                                6,439
                Reserve for doubtful accounts                                                     500
                Elimination of non-performing assets                                              315
              Depreciation:
                Write-offs of undepreciated salvage value of outmoded equipment                   838
              Restructuring and other non-recurring charges:
                Executive transition and severance costs                                        2,240
                Resolution of lease litigation and disputes related to an insurance claim       1,299
                                                                                             --------
              Total pre-tax special charges                                                    12,031
                Tax benefit                                                                    (3,520)
                                                                                             --------
              Total special charges, net of taxes                                            $  8,511
                                                                                             ========

                        AEGIS COMMUNICATIONS GROUP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)


7.   NON-CASH ASSET IMPAIRMENT CHARGE

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews long-lived assets whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. As a result of the performance of the Company's Elrick & Lavidge ("E&L") marketing research division since its acquisition (in a purchase accounting transaction) by IQI in July 1997, in the first quarter of 1999, the Company performed an analysis (based on E&L's estimated future cash flows) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, it was determined that the carrying value of the goodwill associated with the purchase of E&L was impaired. Accordingly, in the quarter ended March 31, 1999, the Company adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20,399, which reduced the amount of goodwill on the Company's balance sheet. This reduction has resulted in a decrease in the Company's goodwill amortization expense of approximately $1,100 annually.

8.   CREDIT FACILITY

         In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults. Under the amended agreement, these lenders expanded their aggregate revolving credit facility commitments from $30,000 to $45,000 at closing. The Company met certain financial targets in the fourth quarter of 1999, which resulted in a $1,500 increase in the commitment under the credit facility, and the Company met certain financial targets in the first quarter of 2000, which resulted in an additional $2,500 increase in the commitment.

         As a result of the special charges recorded in the second quarter of 2000, the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, the Company entered into the First Amendment to the Credit Agreement
(the "First Amendment"), which: i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the default and subsequent Credit Agreement amendment, the Company's borrowing base under the First Amendment is limited to $49,000, and the Company's interest rate increased 175 basis points for the second half of 2000.

9.   DEFERRED TAX ASSET

         The Company has a deferred tax asset of $16,565 at September 30, 2000. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), management periodically evaluates the realizability of the deferred tax asset. As part of this evaluation, management has considered past operating results, the trend of improved operating results over the last two quarters, the favorable outlook for future financial performance, as well as other positive evidence, in determining that a valuation allowance was not necessary at September 30, 2000. However, should the Company's future operating results be significantly below assumptions used in the evaluation of the deferred tax asset, it may be necessary to consider the need for a valuation allowance in the future.

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

RESULTS OF OPERATIONS

         The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

                                                                  THREE MONTHS                  NINE MONTHS
                                                               ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                             ----------------------        ----------------------
                                                               1999          2000            1999          2000
                                                             --------      --------        --------      --------
     Revenues                                                  100.0%        100.0%          100.0%        100.0%
     Cost of services, excluding depreciation
       and amortization shown below                             72.2%         65.3%           72.3%         69.7%
                                                             --------      --------        --------      --------
         Gross profit                                           27.8%         34.7%           27.7%         30.3%
     Selling, general and administrative expenses               27.8%         23.9%           27.7%         27.2%
     Depreciation                                                5.7%          4.3%            5.4%          4.7%
     Acquisition goodwill amortization                           1.2%          0.8%            1.2%          0.8%
     Non-cash asset impairment charge                              -             -            11.3%            -
     Restructuring and other non-recurring charges                 -             -             0.3%          1.6%
                                                             --------      --------        --------      --------
         Total operating expenses                               34.7%         29.0%           45.9%         34.3%
                                                             --------      --------        --------      --------
         Operating income (loss)                                (6.9%)         5.7%          (18.2%)        (4.0%)
     Interest expense, net                                       3.1%          2.0%            3.0%          1.9%
                                                             --------      --------        --------      --------
         Income (loss) before income taxes                     (10.0%)         3.7%          (21.2%)        (5.9%)
     Income tax expense (benefit)                               (3.4%)         1.2%           (3.4%)        (1.7%)
                                                             --------      --------        --------      --------
         Net income (loss)                                      (6.6%)         2.5%          (17.8%)        (4.2%)
     Preferred stock dividends                                   0.7%          2.3%            0.3%          2.3%
                                                             --------      --------        --------      --------
         Net income (loss) after preferred stock dividends      (7.3%)         0.2%          (18.1%)        (6.5%)
                                                             ========      ========        ========      ========


         The Company's results for the nine months ended September 30, 2000 include special charges of approximately $12.0 million ($8.5 million, net of taxes) recorded in the quarter ended June 30, 2000. The special charges were recorded in connection with the recent transition in the Company's executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth. During the quarter ended June 30, 2000, Aegis continued the transition to its new executive management team with the appointments of Hugh E. Sawyer as President and Chief Executive Officer and Michael J. Graham as Executive Vice President and Chief Financial Officer. The special charges are related to the costs necessary to transition the executive management team, the unanticipated costs of certain employee healthcare benefits, and the costs necessary for actions taken following the new management team's initial assessment of the Aegis operating platform. This analysis prompted the Company to take aggressive steps to focus on its most profitable assets and streamline the Aegis organization by reducing headcount not directly responsible for improving profitability, client service, or employee retention. The following chart details special charges recorded in the income statement during the quarter ended June 30, 2000:

                         SECOND QUARTER 2000 SPECIAL CHARGES
                                   (IN THOUSANDS)

              Cost of services:
                Compensation expense settlements                                           $    400
              Selling, general and administrative expenses:
                Unanticipated costs of certain employee benefits                              6,439
                Reserve for doubtful accounts                                                   500
                Elimination of non-performing assets                                            315
              Depreciation:
                Write-offs of undepreciated salvage value of outmoded equipment                 838
              Restructuring and other non-recurring charges:
                Executive transition and severance costs                                      2,240
                Resolution of lease litigation and disputes related to an insurance claim     1,299
                                                                                           --------
              Total pre-tax special charges                                                  12,031
                Tax benefit                                                                  (3,520)
                                                                                           --------
              Total special charges, net of taxes                                          $  8,511
                                                                                           ========

         Total revenues generated during the quarter ended September 30, 2000 were $74.1 million as compared to $61.1 million in the third quarter a year ago, an increase of $13.0 million, or 21%. Net income after preferred stock dividends for the third quarter of 2000 was approximately $0.1 million, or $0.00 per share, as compared to a net loss in the third quarter of 1999 of $4.5 million, or $0.09 per share.

         For the nine months ended September 30, 2000, total revenues were approximately $216.7 million as compared to $180.9 million in the prior year period, an increase of $35.8 million, or 20%. Net loss after preferred stock dividends for the nine-month period of 2000 was $14.1 million, or $0.27 per share, as compared to a net loss in the nine-month period of 1999 of $32.8 million, or $0.63 per share. The decrease in the net loss after preferred stock dividends was primarily related to a non-cash asset impairment charge of $20.4 million in 1999, partially offset by special charges of $12.0 million, net of taxes, discussed above.

         The increases in revenues for the quarter and nine months ended September 30, 2000 were due primarily to increases in inbound CRM revenues of approximately $9.9 million, or 29%, for the quarter and $36.8 million, or 43%, for the nine-month period. Marketing research revenues decreased $0.4 million, or 5%, for the quarter; however, such revenues increased approximately $2.2 million, or 11%, for the nine months ended September 30, 2000 versus the prior year periods. For the periods ended September 30, 1999 and 2000, our actual mix of revenues was as follows:

                             THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                         -----------------------------------------------    ------------------------------------------------
                            1999            %         2000         %           1999             %         2000         %
                         ---------      --------   ----------   --------     ---------      --------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Inbound CRM               $ 34,023        55.7%     $ 43,968      59.3%      $  85,032        47.0%     $ 121,794      56.2%
Outbound CRM                19,670        32.2%       23,177      31.3%         76,840        42.5%        73,723      34.0%
                          --------                  --------                 ---------                  ---------
     CRM total              53,693        87.9%       67,145      90.6%        161,872        89.5%       195,517      90.2%
Marketing research           7,376        12.1%        6,997       9.4%         19,036        10.5%        21,208       9.8%
                          --------                  --------                 ---------                  ---------
     Total revenues       $ 61,069       100.0%     $ 74,142     100.0%      $ 180,908       100.0%     $ 216,725     100.0%
                          ========                  ========                 =========                  =========

         As a result of the acquisition of one of our clients by our largest telecommunications client and giving effect to the merger as if it occurred at the beginning of the periods, for the quarter and nine months ended September 30, 2000, approximately 38% and 35%, respectively, of our total revenues were generated by our largest telecommunications client. This client generated total revenues representing approximately 28% for the quarter and 25% for the nine months ended September 30, 1999. Revenues from our largest telecommunications client are derived from separate contractual arrangements with several different business units of this client. For the quarter ended September 30, 2000, approximately 13% of our total revenues were generated by our largest financial services client, as compared to approximately 16% in the prior year's quarter. For the nine months ended September

30, 2000 approximately 14% of our total revenues were generated by our largest financial services client, as compared to approximately 16% for the comparable 1999 period.

         Aegis seeks to secure recurring revenues from long-term relationships with targeted corporate clients that utilize telecommunications and marketing research strategies as integral, ongoing elements in their marketing and CRM programs. In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client's CRM and/or marketing research needs, we also continue to perform project-based services for certain clients. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones.

         For the quarter ended September 30, 2000, gross profit earned on revenues increased approximately $8.7 million, or 51%, from the quarter ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 increased approximately $15.6 million, or 31%, versus the prior year period primarily due to the increased revenue and to cost reduction initiatives implemented earlier in the year. Gross profit as a percentage of revenues ("gross margin") for the quarter and nine months ended September 30, 2000 was 34.7% and 30.3%, respectively, as compared to 27.8% and 27.7% in the comparable prior year periods. The increases in gross margin are due to improved capacity utilization resulting from the revenue increase, a reduction in operating costs due to the implementation of the cost reduction initiatives mentioned above and improved operating efficiencies resulting from the implementation of our site migration plan discussed below.

          Our site strategy focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. In keeping with this site strategy, during the quarter ended September 30, 2000, we completed a portion of the build-out of a new 400-workstation client service center in Terre Haute, Indiana. The new center opened concurrent with the closing of our 120-seat center in Virginia Beach, Virginia on August 31, 2000.

         Selling, general and administrative ("SG&A") expenses increased $0.8 million, or 5%, in the quarter ended September 30, 2000 versus the comparable periods of 1999 due to increased revenues in the current year quarter; however, as a percentage of revenues, SG&A expenses for the current year quarter were 23.9% versus 27.8% in the 1999 quarter. For the nine months ended September 30, 2000, SG&A expenses increased $8.8 million, or 18% versus the comparable prior year period. This increase is primarily attributable to $6.4 million in special charges associated with unanticipated costs of certain employee benefits recorded in the second quarter 2000. The Company has implemented a new employee benefit plan effective October 1, 2000 which will help control such unanticipated costs and reduce the Company's employee benefits costs in the future. Despite the increase in SG&A expenses in the current year nine month period, SG&A expenses as a percentage of revenue decreased from 27.7% in the prior year period to 27.2% in the current year. The reduction in SG&A expenses as a percentage of revenue in the current year periods, despite the special charges, is primarily due to cost reduction programs combined with rigorous financial controls implemented by management during the second quarter of 2000.

         Depreciation and amortization expenses decreased $0.5 million, or 11%, in the quarter and remained virtually unchanged in the nine months ended September 30, 2000 as compared to the prior year periods. Depreciation and amortization expenses in the nine-month period of the current year were higher due to $0.8 million in special charges associated with write-offs of the salvage value of outmoded equipment. As a percentage of revenues, depreciation and amortization expenses were 5.1% in the quarter and 5.5% in the first nine months of 2000 versus 6.9% and 6.6%, respectively, in the prior year periods. Excluding special charges, the decreases in depreciation and amortization expenses as a percentage of revenues are due primarily to the increase in revenues over the prior year periods and the reduction of acquisition goodwill amortization expense resulting from a non-cash asset impairment charge taken at March 31, 1999. See "Notes to Unaudited Consolidated Financial Statements - Non-Cash Asset Impairment Charge."

         Net interest expense decreased $0.4 million, or 21%, in the third quarter of 2000 and $1.4 million, or 26%, in the nine months ended September 30, 2000 as compared to the prior year periods due to the reduction of long-term debt resulting from the use of proceeds from the Company's sale of $46.75 million of convertible preferred stock on December 10, 1999.

         Our statutory state and federal income tax benefit rate for the quarters and nine months ended September 30, 1999 and 2000 was approximately 40.0%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense and, in the prior year, to the non-deductibility of the non-cash asset impairment charge taken at March 31, 1999.

         The Company has a deferred tax asset of $16.6 million at September 30, 2000. Management periodically evaluates the realizability of the deferred tax asset. As part of this evaluation, we have considered past operating results, the trend of improved operating results over the last two quarters, the favorable outlook for future financial performance, as well as other positive evidence, in determining that a valuation allowance was not necessary at September 30, 2000. However, should the Company's future operating results be significantly below assumptions used in the evaluation of the deferred tax asset, it may be necessary to consider the need for a valuation allowance in the future.

         Preferred dividends increased to approximately $1.3 million for the quarter and $4.5 million for the nine months ended September 30, 2000 from $0.5 million in the prior year periods as a result of the conversion of affiliated debt to Series D and E Preferred Shares and the sale of Preferred F Shares. For the three and nine-month periods ended September 30, 2000, dividends on the Preferred F Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Shares are currently being paid in additional shares of Series D and E Preferred Shares, respectively. See "Notes to Unaudited Consolidated Financial Statements - Sale of Redeemable Convertible Preferred Stock" and "- Preferred Stock Dividends."

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain unaudited information from the Company's statements of cash flows for the periods indicated:

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     ------------------------------
                                                                        1999                2000
                                                                     -----------         ----------
                                                                          (DOLLARS IN THOUSANDS)
              Net cash provided by (used in) operating activities    $   (11,739)        $      60
              Net cash used in investing activities                       (8,618)          (11,361)
              Net cash provided by financing activities                   10,016             10,044
                                                                     -----------         ----------
                Net change in cash and cash equivalents              $   (10,341)        $   (1,257)
                                                                     ===========         ==========

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

         Cash used in operating activities improved approximately $11.8 million, or 101%, during the nine months ended September 30, 2000 as compared to the prior year period due to decreased operating losses resulting from increased revenues and improved gross margins. Increases in our accounts receivable, resulting from higher revenues, were partially offset by increases in our accrued expenses resulting in positive cash flow from operating activities in the nine months ended September 30, 2000.

         Cash used in investing activities during the first nine months of 2000 increased $2.7 million, or 32%, from the same period in 1999 primarily due to capital expenditures on two new telecommunications switches put into service in the first quarter of 2000 and capital expenditures related to the opening of the new Terre Haute facility during the third quarter 2000. Capital expenditures have consisted primarily of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities. Capital expenditures during the first nine months of 2000 were funded with proceeds from bank borrowings under an expanded revolving line of credit and available cash. See "Credit Facility" below.

         Cash provided by financing activities during the first nine months of 2000 remained essentially unchanged from the same period in 1999. During the first nine months of 2000, financing activities consisted primarily of proceeds of approximately $11.7 million from our revolving line of credit, which were somewhat offset by payments of capital lease obligations of $2.1 million. In the prior year, our financing activities were centered primarily around proceeds from affiliated debt and proceeds from and payments on long-term bank debt.
See "Credit Facility" below.

QUESTOR TRANSACTION

         In an effort to reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F Shares to the Questor Investors for an aggregate purchase price of $46.75 million. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share. The Preferred
F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. For the nine months ended September 30, 2000, accrued dividends on the Preferred F Shares were added to the investment value of such shares.

         As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively beneficially own approximately 49% of the Company's issued and outstanding Common Stock and approximately 39% of the Company's Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 49% of our voting equity stock.

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

         As a result of the special charges recorded in the second quarter of 2000 (see "Results of Operations" above), the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which: i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the default and subsequent Credit Agreement amendment, the Company's borrowing base under the First Amendment is limited to $49.0 million and, at current levels of indebtedness, we estimate the Company's interest expense in the second half of 2000 will be approximately 175 basis points higher than under the pre-amendment Credit Agreement.

NOTE RECEIVABLE

         As of September 30, 2000, Michael G. Santry, a director of the Company, owed the Company approximately $2.1 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7% and is secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. In July 2000 and October 2000, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel options to purchase 875,000 shares of our Common Stock held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999.

GROWTH STRATEGIES

         We primarily compete in the segment of the customer relationship management ("CRM") market which provides large corporations, as well as emerging e-business companies, with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone). The CRM industry is very competitive and is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis. In order to compete more effectively in this market, in March 2000, we introduced the Aegis e.CARE.PLUS-SM- suite of web-enabled customer care capabilities that will transform a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet. The transformation of such workstations into e-care stations will require capital expenditures and may require additional borrowing, including utilizing funds available under the existing credit facility.

         We also anticipate the continued implementation of our site strategy and center migration plan, which focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the existing credit facility. In addition, expenses associated with such centers may temporarily dampen operating income.

         Although no assurances can be made in this regard, based on our ability to secure such financing to date, our current credit facility and anticipated cash flow from operations, management anticipates that for the foreseeable future we should be able to sufficiently fund the combination of our future working capital needs, expenditures associated with the roll-out of our e-care capabilities, and the capital equipment requirements for the build-out of additional facilities needed to meet unanticipated growth.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. SFAS No. 133, as amended, will be effective for fiscal years beginning after June 15, 2000. This statement is not expected to have a material impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. SAB 101 did not have a material impact on the Company's consolidated financial statements.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's consolidated financial statements.

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

economic conditions; competition and pricing; dependence on the Company's labor force; reliance on technology; telephone and internet service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings from time to time. Should one or more of these uncertainties or risks materialize, actual results may differ materially from those described in the forward-looking statements. The Company disclaims any intention or obligation to revise any forward-looking statements whether as a result of new information, future event, change in expectations, conditions or circumstances, or otherwise.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For the period ended September 30, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

         The United Steelworkers of America ("USWA") has undertaken an effort to organize the Company's call center workforce located in Elkins, West Virginia. The Company believes that a unionized workforce is contrary to the Company's best interests, and is contrary to its employees', customers' and shareholders' best interests as well. Accordingly, the Company is vigorously opposing the unionization effort. A representative election was previously scheduled for August 1, 2000. On July 27, 2000, the USWA filed an unfair labor practice charge against the Company with the National Labor Relations Board's ("NLRB") Region 6 office in Pittsburgh, Pennsylvania, alleging that the Company engaged in unlawful conduct to discourage employees in Elkins from engaging in union activity. The Company denied the allegations, asserting that it had lawfully opposed the unionization effort. The USWA sought an order from the NLRB directing the Company to cease and desist from such practices in the future. After negotiations with the NLRB, USWA dismissed the petition for an order and the Company agreed to discontinue certain of the actions found objectionable by USWA. The election has tentatively been rescheduled for December 2000.

ITEM 5.         OTHER INFORMATION

                  On November 1, 2000, Aegis announced the addition of two senior executives to Aegis' management team. Herman Schwarz joined the Company as President of its Elrick & Lavidge Marketing Research division ("E&L") and Thomas Franklin joined as Executive Vice President - Administration with responsibilities in human resources and the administration of employee benefits, government compliance, training and recruiting.


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

4.2 Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the Company's Form 10-K Annual Report for the year ended September 30, 1994).

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

4.6 Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company's Form 8-K Current Report filed on December 20, 1999)

10.45 Agreement by and among Stephen A. McNeely and Aegis Communications Group, Inc. and its subsidiaries dated April 17, 2000 filed herewith.

10.46 Employment Agreement dated October 13, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Thomas P.G. Franklin filed herewith.

10.47 Employment Agreement dated October 23, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M Schwarz filed herewith.




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


                                     AEGIS COMMUNICATIONS GROUP, INC.
                                     (The Registrant)



Dated:   November 10, 2000               By:   /s/ Michael J. Graham
                                            -------------------------------
                                            Michael J. Graham
                                            Executive Vice President and
                                            Chief Financial Officer









9/30/2000 Quarter

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

4.2               Form of Series B Preferred Stock certificate, as amended.
                  (Incorporated by reference to the Company's Form 10-K Annual Report for the year ended September 30, 1994).

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

4.6 Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company's Form 8-K Current Report filed on December 20, 1999)

10.45 Agreement by and among Stephen A. McNeely and Aegis Communications Group, Inc. and its subsidiaries dated April 17, 2000 filed herewith.

10.46 Employment Agreement dated October 13, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Thomas P.G. Franklin filed herewith.

10.47 Employment Agreement dated October 23, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M Schwarz filed herewith.


27.1              Financial Data Schedule (filed herewith).