Form 10-K
period 2000-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2001-04-02
CIK 778426

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

/X/  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) for the fiscal year ended DECEMBER 31, 2000.

                                       OR

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______ to ______

                        Commission file number: 0-14315

                            ------------------------

                        AEGIS COMMUNICATIONS GROUP, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2050538
           (State of Incorporation)                  (IRS Employer Identification No.)

                   7880 BENT BRANCH DRIVE, SUITE 150, IRVING, TEXAS 75063
                     (Address of principal executive offices, Zip Code)

    Registrant's telephone number, including area code: (972) 830-1800

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of March 14, 2001 was approximately $20.5 million.

    As of March 14, 2001, 52,116,134 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Aegis Communications Group, Inc. is a leading provider of multi-channel customer relationship management (CRM) and comprehensive marketing research services, including database management, analytical services and market intelligence, to Fortune 500 and emerging e-commerce companies. We provide services through our two operating segments, CRM and marketing research. For a discussion of the financial results of these two segments, please see "Notes to Consolidated Financial Statements--18. Segments." Our service offerings include: web-enabled and telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; client service center facilities management; order provisioning, which is the transferring of data into our clients' billing systems and customer records; and database management. Our web-enabled customer care (e-care) capabilities include online customer-initiated call back, web call-through (or "Voice over Internet Protocol", or "VoIP"), automated e-mail response, live web text chat, pushed content web sessions (in which we send, or "push", web pages to the customer from anywhere on the Internet), click-stream analysis, web self-service, fax/e-mail on demand and online management reporting. Our database service offerings include profiling and data overlay, segmentation, modeling, survey results analysis, financial analysis and customer lifecycle analysis. Our
Elrick & Lavidge marketing research division ("E&L") provides research to clients, representing a broad range of industries, including marketing research measuring customer satisfaction, likelihood of customer retention, point-of-sale research, full service quantitative and qualitative research, segmentation and market structure, and marketing services.

    Aegis specializes in the execution and management of large volume customer contact programs through multiple methods of contact for major U.S. corporations in a variety of industries. Aegis' operations are technology driven through our advanced data and communications systems, which permit real-time interface with our clients' host systems via the Internet or dedicated networks. Aegis believes it competes on the basis of four primary differentiators:

    - consistency and quality of service;

    - the ability to implement advanced technology, including e-care capabilities, predictive dialing, call blending and proprietary front-end interfaces that enable real-time access to clients' host data;

    - responsiveness to changing client needs and adaptability to unique client requirements; and

    - cost effectiveness.

    Aegis is a Delaware corporation, formerly known as ATC Communications
Group, Inc. ("ATC"). On July 9, 1998, ATC completed the acquisition of
IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of a wholly owned subsidiary of ATC with and into IQI pursuant to an Agreement and Plan of Merger, dated as of April 7, 1998 (the "Merger Agreement"). Effective upon the Merger, the Company formally changed its name to Aegis Communications Group, Inc. and its trading symbol to "AGIS".

    Our headquarters are located at 7880 Bent Branch Drive, Suite 150, Irving, Texas 75063. Our telephone number is (972) 830-1800 and our web-site address is www.aegiscomgroup.com. Unless the context requires otherwise, references to the Company in this report include its consolidated subsidiaries.

RECENT DEVELOPMENTS

    On March 1, 2001, the Company received an offer from an acquisition group made up of its principal shareholders for the purchase of all of the outstanding shares of Common Stock not already owned by the acquisition group at a price of $1.00 per share in cash. Questor Partners Fund II, L.P. and certain affiliated funds ("Questor") are leading the acquisition group and are expected to fund the transaction. The acquisition group will include Thayer Equity Investors III, L.P. and certain affiliated funds ("Thayer") and is expected to include certain other significant shareholders. It is anticipated that Thayer and certain other significant shareholders would receive approximately $10 million of cash in exchange for certain of the Company's securities held by such shareholders.

    The offer was made to the Company's Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee is expected to engage its own financial advisor and legal counsel in connection with the proposed transaction.

SERVICES AND STRATEGY

CUSTOMER SOLUTIONS

    We develop and implement customized multi-channel contact programs designed to strengthen our clients' relationships with their customers. Our CRM solutions consist of telephone-based marketing and customer service programs (teleservices) as well as e-care capabilities, which comprise handling a variety of customer contacts through our clients' Internet web-sites, and our phone-based customer service offerings.

    Aegis designs, manages and conducts large, telecommunications-based CRM programs which feature live, knowledgeable customer service representatives ("CSRs") provided on an outsourced basis to large U.S. corporations in a wide variety of industries. We offer both inbound and outbound CRM solutions.

    Inbound CRM solutions require answering incoming telephone calls or web-initiated queries and responding to customer service requests. To illustrate, when one of our client's customers requests an interaction (e.g., places a call to a toll-free "800" customer service number, sends an e-mail to our client, or initiates an online call back or text chat at a client's web-site) it is directed to an Aegis client service center and answered by one of our trained CSRs. The CSR is able to handle the customer's inquiry because, in most instances, the customer's account information has been transferred instantaneously to the CSR's computer screen via our system's links to the client's customer database. At the end of the interaction, the customer's record is automatically updated in the client's database with any new information.

    Outbound CRM solutions involve making outgoing telephone calls, usually to market a client's products or to acquire new customers for the client. We do not engage in any form of outbound calling that uses computerized voice presentations or makes unsolicited financial requests, nor is Aegis engaged in the "900" number business.

    In March 2000, we introduced the Aegis E.CARE.PLUS(SM) suite of web-enabled customer care capabilities that transformed a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet. Through the E.CARE.PLUS(SM) suite of services, we can assist our clients by providing real-time, web-based data that tracks customers' interactions with a client's web-site, allows us to handle all aspects of responding to client e-mail from customers, provides a secure chat window to conduct one-on-one chat with client customers, initiates live voice conversations when a client customer clicks an icon on a client's web-site, and performs other functions.

    Aegis endeavors to establish long-term relationships with major corporations and emerging e-commerce companies that utilize telecommunications, including the Internet, as important, ongoing elements in their core CRM strategies. These arrangements usually require Aegis to develop unique software systems for the client. By offering high quality, customized, flexible and fully-integrated customer contact management services designed to improve quality, productivity and effectiveness, Aegis can enhance and add value to our clients' existing marketing and customer service programs.

MARKETING RESEARCH

    Elrick & Lavidge offers several information-based services designed to assist research clients in more effectively marketing products and services to their customers.

    Included among E&L's custom research offerings are online, in-store, and on-site behavioral research; comprehensive expertise in customer satisfaction, customer value analysis (how a client's customers perceive value), and customer life cycle studies (factors that comprise gaining and retaining customers); market segmentation; product and concept testing; brand positioning; market structure and tracking studies; mystery shopping; and focus group research. E&L also has two information-based syndicated research products in its "HOW AMERICA SHOPS-REGISTERED TRADEMARK-" series. "RE-TAILING(SM) probes the relationships between online and traditional retail selling options while delivering information and insights that help subscribers maximize profitable business. "COBRAND DYNAMICS(SM)" analyzes how and which consumers use which types and brands of credit cards for the full range of consumer purchases.

    Industries on which E&L focuses include consumer goods and services, financial services, telecommunications, utilities, healthcare, entertainment and technology. E&L's data collection methods include online, in-store, focus group, in-person, one-on-one, and telephone interviews.

    Elements of E&L's growth strategy include applications of advanced technology, applied marketing sciences, web-centric data management and ongoing analyses of the growth of online sales or transaction environments for corporate clients. E&L has extended its behavioral research capabilities to include "HOW AMERICA SHOPS-REGISTERED TRADEMARK-," a series of services defining how and why people make decisions at the point of purchase whether online or in traditional environments. These capabilities encompass both business-to-business and business-to-consumer interactions.

OBJECTIVE

    Aegis' objective is to become the premier high-quality, full service provider of outsourced CRM solutions to Fortune 500 corporations and emerging e-commerce companies. We believe that e-care and the inbound segment of the CRM market possess the greatest long-term growth potential in our industry and we are concentrating our efforts primarily on those segments. In order to serve all of our clients' needs, however, we offer outbound services as well. For the year ended December 31, 2000, approximately 63% of our revenues were generated by inbound CRM solutions, 28% from outbound CRM solutions and 9% from marketing research. In comparison, for the year ended December 31, 1999, approximately 50% of Aegis' revenues were generated by inbound CRM solutions, 39% by outbound CRM solutions and 11% from marketing research.

OPERATIONS

    As of December 31, 2000, Aegis operated or managed approximately 6,200 production workstations in its 19 client service centers and 3 marketing research facilities. A workstation includes a cubicle, personal computer with monitor and keyboard, a headset and an automatic call distributor console. All of our facilities are located in the continental United States, except for one client service center in Canada.

CRM SOLUTIONS

    Five Lucent Technologies G-3 telecommunications switches, five Rockwell Galaxy GVS 3000 Automatic Call Distributors ("ACDs") and two Rockwell Spectrum ACDs interfaced primarily with multiple Data General systems are utilized to operate Aegis' client service centers. The data system itself is based on an open architecture design UNIX operating system supported by a sophisticated relational database. This open architecture design allows us to interface seamlessly, and in real-time, with our clients' host systems. It also provides the flexibility that enables Aegis to deliver solutions rapidly to our clients' marketing and customer service needs. Outbound calling is enhanced through either a Rockwell Predictive Dialing System based on a fault tolerant Tandem Platform or an EIS (portal connect) dialer. Aegis also maintains a substantial staff of software engineers who create customized software applications for our clients and respond to changing client needs. Our operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits Aegis to offer productivity enhancements associated with this "call blending" ability.

    The quality of our people is critical to our success. Because our marketing and service representatives deal directly with our clients' customers and sales prospects, we place a heavy emphasis on their training and the quality control process. Our training facilities are equipped with workstations for live role playing. We employ a large staff of trainers dedicated to teaching the details of client programs to our marketing and service representatives. The training curriculum includes instruction on the client's sales or service process, study of the features and benefits of the product and service, intensive role-playing and information about Aegis' philosophy and culture. Aegis conducts both initial and follow-up training for all representatives which, depending on the complexity of the client program, can take up to six weeks to complete. Our training curriculum is developed by professional experts in adult learning methods and includes a "hands-on" PC lab experience. This attentiveness to training enables our representatives to perform an assortment of duties when handling inbound and outbound calling programs. Along with our clients, we monitor our marketing and customer service representatives to insure strict compliance with the client's quantitative and qualitative standards. In many instances, quality is evaluated and communicated on a daily basis.

MARKETING RESEARCH

    As of December 31, 2000, E&L maintained four full-service offices in major cities throughout the United States. E&L also staffs three research service centers at separate locations containing, in the aggregate, 225 computer-assisted telephone interview ("CATI") workstations.

    As of December 31, 2000, E&L employed approximately 160 full-time marketing research professionals. In addition, the firm has a part-time staff of about 400 associates in its field and telephone interviewing centers. Knowledge of our clients' industries is important to our success. We have concentrated on developing expertise in several industries, including telecommunications, consumer packaged goods and financial services. Consistently updated industry expertise enables us to provide reliable customer and market information and advisory services to clients in those industries.

INDUSTRY AND COMPETITION

CUSTOMER SOLUTIONS

    Expenditures by clients on teleservices in the United States were $147.7 billion in 2000, according to the Winterberry Group. This represents a 19% increase over 1999. Total teleservice expenditures are projected to grow at a rate of 13% through 2004, because of the increasing importance of inbound customer service and help desk functions in the management and retention of profitable customer relationships. Historically, most teleservice functions have been provided by companies' internal call centers. However, in response to the quickening pace of technological advancement, and the resultant need for infrastructure development and replacement, companies are increasingly outsourcing their teleservice requirements. In 2000, third-party teleservice providers accounted for $19.2 billion, or 13% of total teleservice expenditures. By 2004, the Winterberry Group projects that third-party teleservices will grow to $35.6 billion, representing about 15% of total teleservice spending. Aegis believes that large corporations and emerging e-commerce companies will increasingly outsource their CRM activities in order to concentrate their internal resources on their core competencies and to access the quality and cost effectiveness available from outsourced service providers like Aegis.

    We compete in the market that provides large corporations, as well as emerging e-commerce companies, with outsourced CRM solutions across multiple communications channels including the telephone, Internet, and e-mail. The telephone-based CRM industry is spread among many competitors, including a large number of in-house organizations and numerous independent providers like Aegis. Our market is very competitive. Competitors range from very small firms offering specialized applications to large, full-service companies with multiple, high volume client service centers, including APAC Customer Services, Inc., Convergys Corp., ICT Group, Inc., National TechTeam, Inc., Precision Response Corp., RMH Teleservices, Inc., Sitel Corp., Sykes Enterprises, Inc., TeleSpectrum Worldwide, Inc., TeleTech Holdings, Inc. and West Corporation. We also compete against the in-house call center and customer service operations of clients and prospective clients. We believe we compete primarily on the basis of:

    - consistency and quality of service;

    - the ability to implement advanced technology, including e-care capabilities, predictive dialing, call blending and proprietary front-end interfaces which enable real-time access to clients' host data;

    - responsiveness to changing client needs and adaptability to unique client requirements; and

    - cost effectiveness.

MARKETING RESEARCH

    The 174 research companies in the Council of American Survey Research Organizations reported total research marketing revenue of $7.4 billion in 1999. The June 5, 2000 issue of MARKETING NEWS ranked Elrick & Lavidge as the thirty-first largest marketing research company in the United States.

    The marketing research industry is highly competitive and is characterized by a large number of relatively small organizations and a small number of companies with sizable resources. E&L regularly experiences significant competition from numerous market participants, including other marketing research firms, in-house marketing and research departments of various companies, advertising agencies and business consulting firms. Marketing research firms with which we regularly compete include Maritz Marketing Research, Inc., Opinion Research Corp., Burke Incorporated, and Market
Facts, Inc., among others. In the emerging online market research sector, competitors include BizRate.com, Gomez Advisors, Harris Interactive, and Greenfield Online, among others. We believe that we compete primarily on the basis of: (1) quality of research information; (2) the ability to rapidly obtain, analyze and communicate marketing research information;
(3) consistency; and (4) cost effectiveness.

MARKETING OF SERVICES

    We seek to differentiate ourselves from our competitors through our emphasis on quality and service to the client, technological capabilities, ability to meet and enhance the client's changing requirements and cost effectiveness. We seek to develop and maintain long-term relationships with our clients and we focus our marketing efforts on Fortune 500 and emerging e-commerce companies that utilize integrated customer service and marketing research as important, ongoing elements in their core CRM and marketing strategy. We believe these corporations present the greatest potential for our recurring revenue growth and that their customer relationship requirements fit well with our technology and client support infrastructure. We obtain new business by responding to requests for proposals, through client and consultant referrals and by targeting potential new clients. New business is also gained by identifying additional needs of our existing clients and cross-selling our services to meet those needs.

GOVERNMENT REGULATION

    Both federal and state governments regulate our business. The Federal Communications Commission's ("FCC") rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations and to avoid making calls to such consumers.

    The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. The FTC then issued its telemarketing sales rules, which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers.

    In addition to these rules and regulations, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether this legislation will be enacted and what effect, if any, it would have on our industry.

    Most states have also enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and then the contract may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses and post bonds. For instance, persons selling insurance products are required to be licensed by various state insurance commissions and participate in regular continuing education programs. Some industries we serve are also subject to various state government regulations with regard to selling practices and consumer disclosure requirements.

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

PERSONNEL AND TRAINING

    Our business depends on people. Our highest priority is to hire, train, retain and manage good people. We attempt to locate our client service centers where the cost of labor is relatively low and there are many qualified and motivated workers. We do this to lower our operating costs while maintaining a high quality workforce with the lowest turnover rate achievable. Still, our attrition rate is high compared to most other industries and it is difficult and costly to hire and train new employees.

RELIANCE ON MAJOR CLIENTS

    We have historically relied on a few major clients for the bulk of our revenue. In 2000, with AT&T's acquisition of one of our cable industry clients, AT&T accounted for approximately 36% of our revenues and American Express accounted for approximately 14%. In 1999, AT&T accounted for approximately 24% of our revenues and American Express for approximately 16%. Revenues from AT&T are derived from separate contractual arrangements with several different business units of this client. From time to time, AT&T reorganizes or curtails its marketing programs, negotiates price reductions in certain of its programs and significantly reduces its volume of business with its CRM solutions vendors, including Aegis, all of which negatively affect our revenues. Although we try to build and improve our customer relationships, it is our goal to reduce our dependence on a few major clients by broadening our customer base because of the detrimental impact their unilateral decisions can have on our business.

QUALITY ASSURANCE

    Because our services involve direct contact with our clients' customers and sale prospects, we must maintain a reputation for quality service. To that end, our representatives are monitored to ensure that they comply with the client's guidelines and deliver quality and efficient service. We regularly measure the quality of our services by benchmarking factors such as sales per hour and level of customer satisfaction. Our information systems enable us to provide clients with real time reports regarding the status of an ongoing campaign. We also transmit summary data and captured information electronically to our clients. Access to this data enables our clients to modify or enhance an ongoing campaign to improve its effectiveness.

    Since our client service representatives deal directly with our clients' customers and prospects, we place a heavy emphasis on training and quality control processes. We dedicate a training staff at each facility to conduct both primary and recurrent training for all client service representatives. We employ a quality control staff at each facility who measure quality on both a quantitative and qualitative basis. We believe this attentiveness to training and customer service enables our client service representatives to perform a variety of highly complex and proprietary functions for our clients.

EMPLOYEES

    As of December 31, 2000, Aegis employed approximately 9,500 persons, including over 8,000 client service representatives. We believe our relationship with our employees is generally good.

ITEM 2. PROPERTIES

    Our principal executive offices and operational and administrative headquarters are located in a 23,333 square foot leased building in Irving, Texas. This lease expires on December 31, 2003. Aegis also has a number of administrative personnel in New York, New York who occupy leased facilities consisting of 13,542 square feet of office space. The term of this lease expires in October 2003. All of our facilities are occupied pursuant to various lease arrangements, except the Dalton and Browns Valley, Minnesota facilities, which Aegis owns. Aegis believes that the development of additional Aegis-operated centers should enhance our long-term profitability. Accordingly, Aegis continues to implement its new site selection strategy, which focuses on locating client service centers in what we believe are markets offering lower wage rates, better employee retention and generally lower operating costs. To that end, in 1999 we closed centers in Addison, Texas and Euless, Texas, which were located in higher cost, higher turnover markets, and opened new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona. In 2000 we closed a center in Virginia Beach, Virginia and opened a new client service center in Terra Haute, Indiana. Subsequent to December 31, 2000, we closed two additional centers in Hazelton, Pennsylvania and Newport News, Virginia and have signed a lease to open a new client service center in Rocky Mount, North Carolina. As of December 31, 2000, we performed our services in the facilities listed below:

                                       CLIENT SERVICE CENTERS
                                       ----------------------
                                                                                         NUMBER OF
                                   DATE                 LEASE              SQUARE        PRODUCTION
          LOCATION                OPENED           EXPIRATION DATE        FOOTAGE       WORKSTATIONS
- ----------------------------  --------------      ------------------      --------      ------------
Arlington, TX...............  April 1990          August 31, 2002          11,600             146

Barrie, Canada..............  April 1996          August 31, 2001           8,000              82

Browns Valley, MN...........  January 1996        Owned                     4,000              47

Dalton, MN..................  April 1995          Owned                     4,224              56

Elkins, WV..................  November 1998       October 31, 2008         20,125             204

Fairmont, WV................  October 1997        February 28, 2009        48,000             581

Hazleton, PA *..............  April 1996          April 30, 2001            4,700              80

Irving, TX (2 facilities)...  September 1985      December 31, 2003        97,126           1,211

Joplin, MO..................  February 1998       February 1, 2008         33,055             445

Los Angeles, CA.............  October 1985        October 31, 2002         68,700             825

Mesquite, TX................  November 1996       September 15, 2001       10,575             168

Newport News, VA *..........  April 1995          April 30, 2001           10,000             120

Port St. Lucie, FL..........  September 1997      July 23, 2007            44,000             272

San Francisco, CA...........  April 1985          December 31, 2001         5,180              35

Sierra Vista, AZ............  February 1999       March 1, 2009            45,000             600

St. Joseph, MO..............  April 1999          June 1, 2004             27,316             338

Terre Haute, IN.............  August 2000         September 30, 2010       34,680             475

Tucker, GA..................  March 1993          May 31, 2005             43,347             311
                                                                          -------           -----

                                                                          519,628           5,996
                                                                          =======           =====

*Center was closed subsequent to December 31, 2000.

                       MARKETING RESEARCH FACILITIES AND FULL-SERVICE OFFICES
                       ------------------------------------------------------
                                                                                         NUMBER OF
                                   DATE                 LEASE              SQUARE        PRODUCTION
          LOCATION                OPENED           EXPIRATION DATE        FOOTAGE       WORKSTATIONS
- ----------------------------  --------------      ------------------      --------      ------------
Chicago, Illinois...........       1951           January 31, 2004         23,632              56

Cincinnati, Ohio #1.........       1985           April 30, 2001            7,900              64

Cincinnati, Ohio #2.........       1985           August 31, 2005           5,853              --

Clarksville, Tennessee......       1985           December 31, 2003         7,500             105

Kansas City, Missouri.......       1992           May 31, 2003              4,228              --

Paramus, New Jersey.........       1979           October 31, 2005         12,158              --

Tucker, Georgia.............       1979           January 31, 2003         29,325              --
                                                                          -------           -----

                                                                           90,596             225
                                                                          =======           =====

    Aegis believes it can extend the leases at these locations or relocate the facilities on terms comparable with its current lease obligations. While our current capacity is sufficient to handle our current production demands, as our growth continues, additional client service center facilities may be needed.

ITEM 3. LEGAL PROCEEDINGS

    Other than ordinary litigation incidental to its businesses, neither Aegis nor its subsidiaries are parties to, nor are their properties the subject of, any material pending legal proceedings. We believe that the litigation incidental to our business is not likely, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    On September 20, 1999 we received notification from Nasdaq that we no longer met the minimum requirements for continued listing on the Nasdaq National Market System and, therefore, the Nasdaq staff determined that our continued listing was no longer warranted. Accordingly, our common stock, $0.01 par value per share (the "Common Stock"), now trades on the National Association of Securities Dealers' ("NASD's") Over-the-Counter Electronic Bulletin Board ("OTC BB") under the symbol "AGIS". As of March 14, 2001, there were approximately 52,116,134 shares of Aegis common stock outstanding held by approximately 799 holders of record.

    The table below lists the range of high and low bid prices for our Common Stock as reported by the Nasdaq National Market System and OTC BB for the two-year period ended December 31, 2000 and the subsequent interim period. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

YEAR ENDED DECEMBER 31, 1999                                     HIGH         LOW
- ----------------------------                                  ----------   ----------
First Quarter...............................................  7/8          13/16
Second Quarter..............................................  3 1/2        11/16
Third Quarter...............................................  1 7/32       7/16
Fourth Quarter..............................................  1 1/2        15/32

YEAR ENDED DECEMBER 31, 2000                                     HIGH         LOW
- ----------------------------                                  ----------   ----------
First Quarter...............................................  2 1/2        15/16
Second Quarter..............................................  1 5/8        15/16
Third Quarter...............................................  1 7/32       47/64
Fourth Quarter..............................................  1 1/32       9/16

INTERIM PERIOD FROM JANUARY 1, 2001                              HIGH         LOW
- -----------------------------------                           ----------   ----------
through March 23, 2001......................................  31/32        19/32

DIVIDENDS

    To date, we have not declared a cash dividend on our common stock. We intend to retain any earnings for use in the operation and expansion of our business, and therefore do not anticipate declaring a cash dividend in the foreseeable future. We have accrued an annual dividend of $0.36 per share on 29,778 outstanding shares of our Series B Preferred Stock. Our Series D and E Preferred Stock accrue dividends quarterly at a rate of 15% per annum. Our Series F Preferred Stock accrues dividends quarterly at a rate of 9.626% per annum. Under our current Credit Agreement, Aegis and its subsidiaries are prohibited from paying dividends on our Common Stock until all the lender's commitments have been met and all of Aegis' and its subsidiaries' obligations under the Credit Agreement have been satisfied. See "Notes to Consolidated Financial Statements--4. Sale of Redeemable Convertible Preferred Stock, 7. Long-Term Debt, and 10. Shareholders' Equity."

PRIVATE PLACEMENTS OF CONVERTIBLE PREFERRED STOCK

    In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by our then largest shareholder, Thayer Equity, agreed to convert approximately $12.1 million of our subordinated debt into two new series of convertible preferred stock. The 77,300 shares of Series D

Preferred Stock issued, ($0.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($0.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-cash or in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company also issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share. As of December 31, 2000, the Series D Preferred Stock has accrued dividends paid in kind of approximately 19,107 shares of Series D Preferred Stock, and the Series E Preferred Stock has accrued dividends paid in kind of approximately 10,880 shares of Series E Preferred Stock.

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

    As a result of the sale of the Preferred F Shares and subsequent increases in the investment value of the Preferred F Shares resulting from dividends, on an as-converted basis, on December 31, 2000 the Questor Investors collectively own approximately 39.2% of our Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 49.9% of our voting equity securities at December 31, 2000.

    The sales and exchanges of the Preferred D, E and F Shares described above were exempt under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Thayer and Questor investors are "accredited investors" as defined by Regulation D and each of the private placements exceeded $5.0 million in value.

2001 PROPOSED ACQUISITION BY MAJORITY SHAREHOLDERS

    On March 1, 2001, Aegis received an offer from an acquisition group made up of its principal shareholders for the purchase of all of the outstanding shares of Common Stock not already owned by the acquisition group at a price of $1.00 per share in cash. Questor is leading the acquisition group and is expected to fund the transaction. The acquisition group will include Thayer and other significant shareholders. It is anticipated that Thayer and certain other significant shareholders would receive approximately $10 million of cash in exchange for certain of the Company's securities held by such shareholders.

    The offer was made to our Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee is expected to engage its own financial advisor and legal counsel in connection with the proposed transaction.

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

                                                    YEAR     FIVE MONTHS
                                                   ENDED        ENDED                YEAR ENDED DECEMBER 31,
                                                  JULY 31,   DECEMBER 31,   -----------------------------------------
                                                  1996(1)      1996(2)      1997(3)      1998       1999       2000
                                                  --------   ------------   --------   --------   --------   --------
Revenues:
  Teleservices..................................  $57,543      $26,756      $115,609   $195,355   $219,066   $267,496
  Marketing research services...................       --           --        18,223     32,683     27,202     27,868
                                                  -------      -------      --------   --------   --------   --------
Total revenues..................................  $57,543      $26,756      $133,832   $228,038   $246,268   $295,364
Gross profit....................................   16,834        6,092        45,642     66,677     69,594     93,682
SG&A expenses...................................   13,588        8,760        36,312     50,510     65,905     76,835
Depreciation....................................    1,314          969         4,501     10,018     12,954     13,893
Acquisition goodwill amortization...............       --           55         1,592      2,876      2,723      2,378
Non-cash asset impairment charge................       --           --            --         --     20,399         --
Restructuring and other non-recurring charges...       --           --            --      8,395        541      3,539
                                                  -------      -------      --------   --------   --------   --------
Operating income (loss)(4)......................    1,932       (3,692)        3,237     (5,122)   (32,928)    (2,963)
Other income, net...............................      877          648            --         --         --         --
Interest expense, net...........................      190          450         3,626      4,799      5,864      4,516
Non-cash interest expense.......................       --           --            --      3,871      1,597      1,210
                                                  -------      -------      --------   --------   --------   --------
Income (loss) before income taxes...............    2,619       (3,494)         (389)   (13,792)   (40,389)    (8,689)
Income tax expense (benefit)(1).................       17        1,794           595     (2,989)    (6,213)    (2,305)
                                                  -------      -------      --------   --------   --------   --------
Net income (loss)(4)............................    2,602       (5,288)         (984)   (10,803)   (34,176)    (6,384)
Preferred stock dividends.......................       --           --            --         --      1,208      6,775
                                                  -------      -------      --------   --------   --------   --------
Net income (loss) after preferred stock
  dividends.....................................  $ 2,602      $(5,288)     $   (984)  $(10,803)  $(35,384)  $(13,159)
                                                  =======      =======      ========   ========   ========   ========
Basic and diluted earnings (loss) per share.....  $  0.11      $ (0.22)     $  (0.04)  $  (0.27)  $  (0.68)  $  (0.25)
                                                  =======      =======      ========   ========   ========   ========
Weighted average number of common and common
  equivalent shares outstanding.................   24,378       24,417        27,233     40,383     52,043     52,004
OPERATING DATA
EBITDA (5)......................................  $ 4,123      $(2,020)     $  9,330   $ 16,167   $  3,689   $ 16,847
Net cash provided by (used in) operating
  activities....................................  $ 2,915      $  (139)     $  2,329   $  7,906   $(10,455)  $   (575)
Net cash provided by (used in) investing
  activities....................................  $(5,858)     $ 1,596      $(25,794)  $(16,213)  $(10,180)  $(14,097)
Net cash provided by financing activities.......  $ 1,651      $   665      $ 26,492   $ 13,699   $ 15,923   $  9,941
Client service centers at end of period.........                    19            20         25         21         19
Teleservices workstations at end of period......                 2,238         2,462      5,658      5,382      5,996
Marketing research facilities/offices at end of
  period........................................                    10            10          9         11          7
Marketing research workstations at end of
  period........................................                   371           360        225        225        225

                                                                     AS OF DECEMBER 31,
                                                                     -------------------
                                                            1997       1998       1999       2000
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Working capital.........................................  $17,624    $35,881    $36,716    $44,357
Total assets............................................  101,736    180,544    160,585    174,982
Current portions of long-term obligations...............    3,009      2,758      2,243      2,039
Long-term obligations, less current portions............   51,257     79,580     43,689     56,926
Total liabilities.......................................   71,163    108,716     70,987     91,343
Redeemable convertible preferred stock..................       --         --     41,970     46,655
Shareholders' equity....................................   30,573     71,828     47,628     36,984

- ------------------------

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

(3) Includes the acquisition of InterServ Services Corporation ("InterServ") as of July 12, 1997 (the "InterServ Acquisition").

(4) The historical results of operations include certain non-recurring expenses, which are summarized in the table below:

                                                  YEAR     FIVE MONTHS
                                                 ENDED        ENDED                YEAR ENDED DECEMBER 31,
                                                JULY 31,   DECEMBER 31,   -----------------------------------------
                                                1996(1)      1996(2)      1997(3)      1998       1999       2000
                                                --------   ------------   --------   --------   --------   --------
                                                                                   (DOLLARS IN THOUSANDS)
Officers' salary..............................   $2,417       $  116       $   --     $   --    $    --     $   --
Lexi and IQI bonuses and compensation, legal
  and audit fees, and software licensing
  expenses....................................      810        2,490          443         --         --         --
Non-cash asset impairment charge..............       --           --           --         --     20,399         --
Restructuring and other non-recurring
  charges.....................................       --           --           --      8,395        541      3,539
                                                 ------       ------       ------     ------    -------     ------
Total non-recurring expenses..................   $3,227       $2,606       $  443     $8,395    $20,940     $3,539
                                                 ======       ======       ======     ======    =======     ======

- ------------------------------

(5) EBITDA is defined as income (loss) from continuing operations before interest, taxes, depreciation and amortization, non-cash asset impairment charge and restructuring and other non-recurring charges. While it should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of financial performance and liquidity under generally accepted accounting principles ("GAAP"), EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

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

    The Merger has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Accordingly, the pre-merger consolidated financial information reported is that of IQI. See "Notes to Consolidated Financial Statements--3. Mergers and Acquisitions."

RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
Revenues.................................................   100.0 %    100.0 %    100.0 %
Cost of services, excluding depreciation and amortization
  shown below............................................    70.8 %     71.7 %     68.3 %
                                                            -----      -----      -----
Gross profit.............................................    29.2 %     28.3 %     31.7 %
Selling, general and administrative expenses.............    22.1 %     26.8 %     26.0 %
Depreciation.............................................     4.4 %      5.3 %      4.7 %
Acquisition goodwill amortization........................     1.3 %      1.1 %      0.8 %
Non-cash asset impairment charge.........................      --        8.3 %       --
Restructuring and other non-recurring charges............     3.7 %      0.2 %      1.2 %
                                                            -----      -----      -----
  Total expenses.........................................    31.5 %     41.7 %     32.7 %
                                                            -----      -----      -----
Operating loss...........................................    (2.3)%    (13.4)%     (1.0)%
Interest expense, net....................................     2.1 %      2.4 %      1.5 %
Non-cash interest expense................................     1.7 %      0.6 %      0.4 %
                                                            -----      -----      -----
Loss before income taxes.................................    (6.1)%    (16.4)%     (2.9)%
Income tax benefit.......................................    (1.3)%     (2.5)%     (0.8)%
                                                            -----      -----      -----
  Net loss...............................................    (4.8)%    (13.9)%     (2.1)%
Preferred stock dividends................................      --        0.5 %      2.3 %
                                                            -----      -----      -----
  Net loss after preferred stock dividends...............    (4.8)%    (14.4)%     (4.4)%
                                                            =====      =====      =====

HISTORICAL YEAR ENDED DECEMBER 31, 2000 VS. HISTORICAL YEAR ENDED DECEMBER 31,
  1999

    Aegis recognized a net loss after preferred stock dividends of $13.2 million or $0.25 per share for the year ended December 31, 2000 versus a net loss after preferred stock dividends of $35.4 million or $0.68 per share in 1999. Excluding $3.5 million ($2.2 million, net of taxes) in non-recurring charges, Aegis recognized a net loss after preferred stock dividends of $11.0 million or $0.21 per share in 2000. In 1999, excluding $20.4 million in a non-cash asset impairment charge and $0.5 million ($0.3 million, net of tax) in restructuring and other non-recurring charges, the net loss after preferred stock dividends was $14.7 million or $0.28 per share.

    Total revenues generated during the year ended December 31, 2000 were $295.4 million as compared to $246.3 in 1999, an increase of $49.1 million, or 19.9%. The increase in revenue in 2000 was due primarily to increases in inbound CRM revenues of approximately $62.0 million, or 50.4%, and high capacity utilization rates, especially in the fourth quarter of 2000. Marketing research revenues increased $0.7 million, or 2.4% during 2000 versus the prior year. For the years ended December 31, 1999 and 2000, our actual mix of revenues was as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                      1999        %         2000        %
                                                    --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Inbound CRM.......................................  $122,964     49.9%    $184,981     62.6%
Outbound CRM......................................    96,102     39.1%      82,515     28.0%
                                                    --------    -----     --------    -----
  CRM total.......................................   219,066     89.0%     267,496     90.6%
Marketing research................................    27,202     11.0%      27,868      9.4%
                                                    --------    -----     --------    -----
  Total revenues..................................  $246,268    100.0%    $295,364    100.0%
                                                    ========    =====     ========    =====

    Despite these increases in revenues, we remain concerned about the potential impact in 2001 of the slowing U.S. economy and issues arising from the intense competition that our telecommunications clients are encountering. We have seen evidence of these issues with the termination of an agreement with one of our telecommunications customers, VoiceStream, in the first quarter of 2001 as they have taken the services being performed by Aegis and other service providers in-house to fill excess capacity in their internal call centers. The stabilization of Aegis' operating platform has enabled management to react appropriately and we have been able to mitigate the potential negative impact on our short-term financial results. However, we believe that the Company will continue to face the challenges of a slowing economy and the difficulties being experienced in the telecommunications client sector. Therefore, we do not think it is likely that we will be able to sustain the high capacity utilization levels we experienced in the fourth quarter of 2000, at least in the near-term.

    As a result of the acquisition of one of our clients by AT&T, our largest telecommunications client, and giving effect to this merger as if it occurred at the beginning of the period, for the year ended December 31, 2000, approximately 36% of our total revenues were generated by AT&T. AT&T generated revenues representing approximately 24% of total revenues for the year ended
December 31, 1999. Revenues from AT&T are derived from separate contractual arrangements with several different AT&T business units. For the year ended December 31, 2000, approximately 14% of our total revenues were generated by American Express, our largest financial services client, as compared to approximately 16% in the prior year.

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

    For the year ended December 31, 2000, gross profit earned on revenues increased approximately $24.1 million, or 34.6%, from 1999, primarily due to the increased revenue and to cost reduction initiatives implemented in 2000. Gross profit as a percentage of revenues ("gross margin") for 2000 was 31.7% as compared to 28.3% in the prior year. The increases in gross profit are due to improved capacity utilization resulting from the revenue increase, a reduction in operating costs due to the implementation of the cost reduction initiatives mentioned above and improved operating efficiencies resulting from the implementation of our new site selection strategy discussed below.

    Our new site selection strategy focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. In keeping with this site strategy, during the quarter ended September 30, 2000, we completed a portion of the build-out of a new 475-workstation client service center in Terre Haute, Indiana. The new center opened concurrent with the closing of our 120-seat center in Virginia Beach, Virginia on August 31, 2000. Subsequent to
December 31, 2000, we also closed our centers in Newport News, Virginia and Hazelton, Pennsylvania and signed a lease to open a new client service center in Rocky Mount, North Carolina.

    Selling, general and administrative ("SG&A") expenses increased
$10.9 million, or 16.6%, in the year ended December 31, 2000 versus 1999; however, as a percentage of revenues, SG&A expenses for the current year were 26.0% versus 26.8% in 1999. The increase in dollar expense is primarily attributable to $6.4 million in special charges associated with unanticipated costs of certain employee benefits recorded in the second quarter 2000. The Company has implemented a new employee benefit plan effective October 1, 2000 which has helped control such unanticipated costs and should help the Company effectively manage employee benefits costs in the future.

    Following the new management team's initial assessment of the Aegis operating platform, management took aggressive steps beginning in the second quarter of 2000 to focus on its most profitable assets and to streamline the Aegis organization by reducing headcount not directly responsible for improving profitability. The reduction in SG&A expenses as a percentage of revenue in the current year, despite the special charges, is primarily due to cost reduction programs combined with rigorous financial controls implemented by management during the second quarter of 2000.

    Depreciation and amortization expenses increased $0.6 million, or 3.8%, in 2000 as compared to the prior year due to $0.8 million in special charges associated with write-offs of the salvage value of outmoded equipment. As a percentage of revenues, depreciation and amortization expenses were 5.5% in 2000 versus 6.4% in the prior year. The decreases in depreciation and amortization expenses as a percentage of revenues are due primarily to the increase in revenues over the prior year periods and the reduction of acquisition goodwill amortization expense resulting from a non-cash asset impairment charge taken at March 31, 1999. See "Notes to Consolidated Financial Statements--6. Non-Cash Asset Impairment Charge."

    The Company's results for 2000 included non-recurring charges of $3.5 million ($2.2 million, net of tax) recorded in connection with the transition in the Company's executive management team and actions taken to implement the above noted broad-based turnaround plan designed to improve productivity and promote profitable revenue growth.

    Net interest expense decreased $1.7 million, or 23.3%, in the year ended December 31, 2000 as compared to the prior year due to the reduction of long-term debt, held throughout the year, resulting from the use of proceeds from the Company's sale of $46.75 million of convertible preferred stock on December 10, 1999.

    Our statutory state and federal income tax benefit rate for the years ended December 31, 1999 and 2000 was approximately 40.0%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense and, in the prior year, to the non-deductibility of the non-cash asset impairment charge taken at March 31, 1999.

    The Company has a net deferred tax asset of $15.6 million at December 31, 2000. Management periodically evaluates the realizability of the deferred tax asset. As part of this evaluation, we have considered past operating results, the trend of operating results over the last two quarters, the outlook for future financial performance, as well as other evidence, in determining that a valuation allowance was not necessary at December 31, 2000. However, should the Company's future operating results be significantly below assumptions used in the evaluation of the realizability of the deferred tax asset, it may be necessary to consider the need for a valuation allowance in the future.

    Preferred dividends increased to approximately $6.8 million for the year ended December 31, 2000 from $1.2 million in the prior year as a result of the conversion of affiliated debt to Series D and E Preferred Shares and the sale of Preferred F Shares. During 2000, dividends on the Preferred F Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Shares are currently being paid in additional shares of Series D and E Preferred Shares, respectively. See "Notes to Consolidated Financial Statements--4. Sale of Redeemable Convertible Preferred Stock."

HISTORICAL YEAR ENDED DECEMBER 31, 1999 VS. HISTORICAL YEAR ENDED DECEMBER 31,
  1998

    We experienced a net loss after preferred stock dividends of $35.4 million, or 14.4% of revenues, for the year ended December 31, 1999 as compared to a net loss of approximately (restated) $10.8 million, or 4.8% of revenues, for the year ended December 31, 1998. Excluding an approximately $20.4 million non-cash asset impairment charge and $0.5 million ($0.3 million, net of taxes) of restructuring and other non-recurring charges, the net loss after preferred stock dividends was approximately $14.7 million, or 6.0% of revenues, in 1999. Excluding approximately $8.4 million ($5.1 million, net of taxes) in merger-related restructuring and other non-recurring charges, we experienced a net loss of approximately $5.7 million, or 2.5% of revenues, in 1998.

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

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                  1998        %         1999        %
                                                --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Inbound CRM...................................  $ 61,577     27.0%    $122,964     49.9%
Outbound CRM..................................   133,778     58.7%      96,102     39.1%
                                                --------    ------    --------    ------
  CRM total...................................   195,355     85.7%     219,066     89.0%
Marketing research............................    32,683     14.3%      27,202     11.0%
                                                --------    ------    --------    ------
  Total revenues..............................  $228,038    100.0%    $246,268    100.0%
                                                ========    ======    ========    ======

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

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                  1998           %           1999         %
                                               -----------   ----------   ----------   --------
                                               (PRO FORMA)   (DOLLARS IN THOUSANDS)
Inbound CRM..................................    $ 98,783       35.8%      $122,964      49.9%
Outbound CRM.................................     144,518       52.4%        96,102      39.1%
                                                 --------      ------      --------     ------
  CRM total..................................     243,301       88.2%       219,066      89.0%
Marketing research...........................      32,683       11.8%        27,202      11.0%
                                                 --------      ------      --------     ------
  Total revenues.............................    $275,984      100.0%      $246,268     100.0%
                                                 ========      ======      ========     ======

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

    During the first quarter of 1999, our largest client, AT&T, reduced its marketing spending and, as a result, discontinued agreements with Aegis for two customer acquisition programs under which we were providing both outbound and inbound services. Subsequent to the end of the quarter, we were notified by our historically second largest financial services client that the client would curtail its outbound customer acquisition spending with Aegis beginning in the second quarter of 1999. During the second quarter of 1999, we expanded our inbound customer service relationship with our largest client, AT&T. Under this addition to an existing master agreement, Aegis began performing critical customer care functions, including the handling of inbound orders and inquiries, for this client's growing consumer customer base, beginning in the third quarter of 1999. This new offering requires the use of more than 700 workstations in Aegis client service centers in Texas and Los Angeles and is in addition to the inbound customer solutions Aegis provides for this client's small business customers from our Fairmont, West Virginia facility. We no longer furnish traditional, hourly-rate outbound telemarketing for this client. As such, all services now provided to this client are either inbound or pay-for-performance outbound.

    Gross profit increased $2.9 million, or 4.4%, to approximately
$69.6 million in 1999 from approximately $66.7 million in 1998. The increase in gross profit was due to the increase in revenues over 1998 which was primarily attributable to the inclusion of ATC-related SG&A revenues for a full year in 1999 versus six months in 1998 following the Merger. Gross profit as a percentage of revenues ("gross margin") for 1999 was 28.3% as compared to 29.2% in 1998. The decrease in gross margin was primarily due to a decline in capacity utilization from the prior year period resulting from lower volumes of business from our two largest telecommunications clients, a large financial services client and our marketing research division, several new programs being billed at training rather than production rates as they were being ramped-up, and redundant facilities and training costs associated with the Addison, Texas client service center being open simultaneously with two new centers in Sierra Vista, Arizona and St. Joseph, Missouri for part of the third quarter. The Addison facility ceased operations in August 1999 and its lease expired on October 31, 1999.

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

    Net interest expense increased approximately $1.2 million, or 13.9%, in 1999 versus 1998 due to increased utilization of our revolving line of credit and the issuance of additional subordinated indebtedness during 1999.

    Non-cash interest expense related to the beneficial conversion feature in the subordinated debt financing provided by the Thayer-led group in July 1998 was recognized in 1998. We determined that a beneficial conversion feature existed for subordinated debt issued in July 1998 and quantified the amount as non-cash interest expense of $3.1 million at the issuance date.

    Our statutory state and federal income tax benefit rate for 1999 was approximately 40.0%. Our effective tax rate on reported taxable loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense and the asset impairment charge.

    Excluding a non-cash impairment charge of $20.4 million, or $0.39 per share, and restructuring and other non-recurring charges of $0.5 million
($0.3 million, net of taxes, or $0.01 per share), the Company experienced a net loss after preferred stock dividends of $14.7 million, or $0.28 per share, for 1999 as compared to a net loss in 1998 of approximately $5.7 million, or $0.14 per share, excluding restructuring and other non-recurring charges of approximately $8.4 million ($5.1 million, net of taxes, or $0.13 per share).

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities....  $  7,906   $(10,455)  $   (575)
Net cash provided by (used in) investing activities....   (16,213)   (10,180)   (14,097)
Net cash provided by financing activities..............    13,699     15,923      9,941
Effect of exchange rates on cash.......................        21         54        (17)
                                                         --------   --------   --------
  Net increase (decrease) in cash and cash
    equivalents........................................  $  5,413   $ (4,658)  $ (4,748)
                                                         ========   ========   ========

    We have historically utilized cash flow from operations, available borrowing capacity under our credit facility, subordinated indebtedness provided by certain of our shareholders (primarily Thayer Equity) and the issuance of convertible preferred stock to meet our liquidity needs. We anticipate that cash flow from operations and funds available under our revolving line of credit, as amended should enable us to meet our liquidity needs for the foreseeable future. See "Credit Facility" below.

    Cash used in operating activities improved approximately $9.9 million, or 94.5%, during the year ended December 31, 2000 as compared to the prior year period due to decreased operating losses resulting from increased revenues and improved gross profit margins. Increases in our accounts receivable, resulting from higher revenues, were partially offset by increases in our accrued expenses resulting in significant improvement in cash flow from operating activities in the year ended December 31, 2000.

    Cash used in investing activities during 2000 increased $3.9 million, or 38.5%, from 1999 primarily due to capital expenditures on two new telecommunications switches put into service in the first quarter of 2000 and capital expenditures related to the opening of the new Terre Haute facility during the third quarter 2000. Capital expenditures have consisted primarily of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities. Capital expenditures during 2000 were funded with proceeds from bank borrowings under an expanded revolving line of credit and available cash. See "Credit Facility" below.

    Cash provided by financing activities during 2000 was $9.9 million, a $6.0 million reduction from 1999. During 2000 financing activities consisted primarily of proceeds of approximately $35.0 million from our revolving line of credit, which were somewhat offset by payments of capital lease obligations of $2.7 million, and principal payments on our revolving line of credit of $22.3 million. In the prior year, our financing activities were centered primarily around proceeds from our revolving line of credit, proceeds from affiliated debt and proceeds from and payments on long-term bank debt. See "Credit Facility" below.

1999 QUESTOR TRANSACTION

    In an effort to reduce outstanding debt on our balance sheet in 1999, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F Shares to the Questor Investors for an aggregate purchase price of $46.75 million. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting

Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share. The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Preferred F Shares are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Preferred F Shares. The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. For the year ended December 31, 2000, accrued dividends on the Preferred F Shares were added to the investment value of such shares.

    As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively beneficially own approximately 49.9% of the Company's voting issued and outstanding Common Stock and approximately 39.2% of the Company's Common Stock and Common Stock equivalents outstanding at December 31, 2000.

PROPOSED 2001 MAJORITY SHAREHOLDERS ACQUISITION

    On March 1, 2001, the Company received an offer from an acquisition group made up of its principal shareholders for the purchase of all of the outstanding shares of Common Stock not already owned by the acquisition group at a price of $1.00 per share in cash. Questor and certain affiliated funds are leading the acquisition group and are expected to fund the transaction. The acquisition group will include Thayer and certain affiliated funds and is expected to include certain other significant shareholders. It is anticipated that Thayer and certain other significant shareholders would receive approximately
$10 million of cash in exchange for certain of the Company's securities held by such shareholders.

    The offer was made to the Company's Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee is expected to engage its own financial advisor and legal counsel in connection with the proposed transaction.

CREDIT FACILITY

    In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving credit facility commitments from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the credit facility, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment. This agreement matures June 30, 2003. Borrowings under this agreement bear interest at fluctuating rates based upon prime rate and the London Interbank Borrowing Offered Rate ("LIBOR"). The margin above the applicable prime rate or the LIBOR rate is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ("EBIDTA") ratio. The weighted-average interest rate on the outstanding balances of $32.3 million and $45.0 million at December 31, 1999 and 2000 was 8.5% and 8.6%, respectively. Margins in 2000 ranged between 0.75% and 3.5%. Interest payments are due quarterly.

    As a result of charges recorded in the second quarter of 2000 (see "Results of Operations" above), the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which: i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the First Amendment, the Company's borrowing base under the First Amendment was restricted to $49.0 million. At December 31, 2000, the Company was in compliance with the covenants of the Credit Agreement, as amended. At
December 31, 2000, we estimated that our available borrowing capacity under the amended agreement at approximately $4.0 million.

SUBORDINATED INDEBTEDNESS

    In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3.0 million due November 2003. In December 1997, IQI and the shareholder consummated an agreement to settle outstanding issues between the shareholder, IQI and Thayer (IQI's principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1.0 million and the interest rate increased from 8% to 12% on the remaining note. The $2.0 million reduction to the shareholder note was treated as a contribution of capital by the shareholder.

    In connection with the March 1998 amendment to the Bank Loan, IQI issued a subordinated note payable to Thayer of $2.0 million due August 31, 2003 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down $1.0 million of the term portion of the Bank Loan. Payments under the note payable are subordinated to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1999 and 2000, the balance due on the note payable was approximately $2.6 million and $3.0 million, respectively and the Company recognized $0.2 million, $0.4 million and $0.4 million in interest expense during 1998, 1999 and 2000, respectively pursuant to the note payable.

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

    On March 30, 1999, Thayer Equity provided the Company with approximately $5.7 million in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into our Common Stock at a conversion price of $1.15 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to us. The note payable matures on August 31, 2003 with interest payable at a 12% annual rate. Payments under the note payable are subordinated to bank debt; therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1999 and 2000, the balance due on the note payable was $6.2 million and $7.0 million, respectively and the Company recognized $0.5 million and $0.8 million in interest expense during 1999 and 2000, respectively pursuant to the note payable.

NOTE RECEIVABLE

    As of December 31, 2000, Michael G. Santry, a former director of the Company, owed the Company approximately $2.2 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7% and is secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. On July 1, 2000, October 1, 2000 and January 1, 2001, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel options to purchase 1,312,500 shares of our Common Stock held by Mr. Santry.
Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999.

GROWTH STRATEGIES

    We primarily compete in the segment of the customer relationship management CRM market that provides large corporations, as well as emerging e-commerce companies, with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone). The CRM industry is very competitive and is spread among many competitors, including a large number of in-house organizations and numerous independent providers like Aegis. To compete more effectively in this market, in March 2000, we introduced the Aegis E.CARE.PLUS(SM) suite of web-enabled customer care capabilities that transformed a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet. The transformation of additional workstations into e-care stations will require capital expenditures and may require additional borrowing, including utilizing funds available under the existing credit facility.

    We also anticipate the continued implementation of our new site selection strategy, which focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will require furniture, equipment and technology consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the existing credit facility. In addition, expenses associated with such centers may temporarily adversely affect operating income.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB 25." This interpretation clarifies (i) the definition of employee for purposes of applying Opinion 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 1, 2000. The implementation of FIN 44 did not have a material effect on our financial position, results of operations or cash flows.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedging accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that the adoption of this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

    On December 3, 1999, the SEC released Staff Accounting Bulletin 101 "Revenue Recognition in the Financial Statement" ("SAB 101"). This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements. On June 26, 2000, the SEC released SAB 101(B), which delays the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The effects of this bulletin were not material to our financial position, results of operations or cash flows.

    We believe that any recently issued accounting pronouncements will not have any material impact on our financial position, results of operations or cash flows.

OUTLOOK AND UNCERTAINTIES

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain information in this Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", and "intends," the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to those summarized below:

CONTROL BY PRINCIPAL SHAREHOLDERS

    As a consequence of the Questor Transaction, the Questor Investors (through their ownership of the Preferred F Shares) collectively own at December 31, 2000, on an as-converted basis, approximately 49.9% of our voting issued and outstanding common stock and approximately 39.2% of our Common Stock and Common Stock equivalents outstanding.

    Thayer Equity and its affiliates (through their ownership of Common Stock, warrants, convertible subordinated debt and convertible Series D and Series E Preferred Stock) collectively own approximately 25.7% of our Common Stock and Common Stock equivalents outstanding. The Series D and Series E Preferred Stock are non-voting; therefore, Thayer holds approximately 18.3% of our voting equity securities.

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

    The list of major decisions include:

    - issuing shares, including any indebtedness convertible into shares, or any other form of equity in the Company or any subsidiary of the Company other than a) granting options to directors or employees of the Company pursuant to any incentive or other benefit plan adopted by the Board, b) issuing shares of Common Stock pursuant to the exercise of such options and
      c) issuing shares of Common Stock or any security, including any debt convertible into shares of Common Stock, or any other form of equity in the Company, in one or more offerings, where the aggregate purchase price for all such issuances does not exceed $500,000;

    - adoption of any stock-based employee benefit plan by the Company;

    - incurring debt or entering into guarantees for borrowed money (excluding trade payables) in excess of $2,500,000 in a 12 month period, subject to certain exceptions;

    - selling, leasing, pledging or granting a security interest or encumbrance in all or substantially all of the Company's or any subsidiary of the Company's assets, except in connection with the incurrence of indebtedness for borrowed money that does not involve a major decision under 3 above;

    - acquiring (whether through an asset purchase, merger, equity purchase or otherwise) any assets (excluding acquisitions of raw materials and supplies in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2,000,000;

    - selling or otherwise disposing of any assets (excluding sales or other dispositions of inventory in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2,000,000;

    - amending the By-laws or the Certificate of Incorporation of the Company;

    - any Change of Control Transaction;

    - executing or delivering any assignment for the benefit of creditors of the Company;

    - filing any voluntary petition in bankruptcy or receivership with respect to the Company; and

    - taking any action while there is a vacancy on the Board, including without limitation the filling of such vacancy.

    As previously noted, on March 1, 2001, the Company received an offer from an acquisition group made up of its principal shareholders for the purchase of all of the outstanding shares of Common Stock not already owned by the acquisition group at a price of $1.00 per share in cash. Questor and certain affiliated funds are leading the acquisition group and are expected to fund the transaction. The acquisition group will include Thayer and certain affiliated funds and is expected to include certain other significant shareholders. It is anticipated that Thayer and certain other significant shareholders would receive approximately $10 million of cash in exchange for certain of the Company's securities held by such shareholders.

    The offer was made to the Company's Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee is expected to engage its own financial advisor and legal counsel in connection with the proposed transaction. Questor's proposal also indicates that Questor is interested only in acquiring the publicly held shares, and is not interested in selling its interest in Aegis.

SHARES AVAILABLE FOR FUTURE SALE

    Questor, Thayer and their respective affiliates combined, own greater than 60% of our Common Stock and Common Stock equivalents outstanding and over 60% of our voting equity securities (through their ownership of Common Stock, warrants, convertible subordinated debt and convertible preferred stock). Although Questor, Thayer and other affiliates of Aegis are restricted to some extent from reselling their respective shares of Aegis Common Stock under applicable securities laws, both possess registration rights with respect to the shares of capital stock they own that can be exercised at any time. We cannot predict the effect that future sales of stock, especially by Questor or Thayer, will have on the market price of Aegis Common Stock prevailing from time to time. Sales of substantial amounts of Aegis Common Stock (including shares issued upon the conversion of preferred stock or the exercise of stock options), and even the perception that such sales could occur, may adversely affect prevailing market prices for Aegis Common Stock.

NEW MANAGEMENT

    Our future success depends in large part on the efforts and abilities of management. During 2000 we have added a new President and Chief Executive Officer, President of our E&L marketing research division, Executive Vice President of Administration, Executive Vice President of Sales and Marketing, Chief Technology Officer and Chief Financial Officer. Each new officer must familiarize himself with Aegis and its operations.

    In addition, under the stockholders agreement, each of Questor and Thayer may nominate six directors to the board. Although we expect that our board of directors will be able to resolve major business issues, we cannot assure you that deadlocks will not occur.

RELIANCE ON MAJOR CLIENTS

    We have historically relied on a few major clients for the bulk of our revenue. In 2000, AT&T and American Express accounted for approximately 36% and 14% of our revenues, respectively. Relying on one or a few major clients includes a number of more specific business risks that may adversely impact our ability to derive revenue from the client, including:

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

    For example, from time to time, AT&T reorganizes or curtails its marketing programs, negotiates price reductions in certain of its programs or significantly reduces its volume of business with us. In the first quarter of 2001, VoiceStream terminated its contract with us, and other CRM providers, and moved its CRM business in-house in an effort to reduce costs. Other customers may do the same. Many of our clients are concentrated in the telecommunications, financial services, and consumer goods industries. A significant downturn in any of these industries or a trend away from their use of telephone-based sales, marketing research or outsourced customer relationship management services could materially and adversely affect our business. Although we believe our relations with our major clients are good, the loss of one or more of our major clients could have a material adverse effect on our operating results. See "Item 1. Business--Reliance on Major Clients."

LEVERAGE AND FUTURE CAPITAL REQUIREMENTS

    At December 31, 2000, we had borrowed $45.0 million under our revolving line of credit, had long-term capital leases of approximately $0.9 million and subordinated indebtedness of $11.0 million, which results in a total debt to total capitalization ratio of approximately 40.5%. Our tangible net book value (including redeemable convertible preferred stock) was approximately
$37.8 million at December 31, 2000. Although we used the net proceeds from the $46.8 million Questor transaction to reduce our outstanding bank debt by approximately $42.0 million, our leverage could still adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make our business more vulnerable to economic downturns and competitive pressures. Our future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, the timing and cost of acquisitions and efforts to expand existing operations. If funds available through the Credit Agreement, subordinated indebtedness and cash flows from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through additional equity or debt financings or from other sources. Any additional equity financings may be dilutive to our stockholders and the terms of any debt financings are likely to contain restrictive covenants that limit our ability to pursue certain courses of action. In addition, the terms of the Credit Agreement and the Questor transaction limit our ability to incur debt other than pursuant to the existing facilities. We cannot assure you that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to restructure our existing indebtedness or forego strategic decisions or delay, scale back or eliminate operations, which could have a material adverse effect on our business, financial condition and results of operations.

FACTORS AFFECTING ABILITY TO MANAGE AND SUSTAIN GROWTH

    We anticipate that the trend toward outsourcing of telephone and Internet-based sales, marketing, and customer relationship management activities, as well as increased penetration of new and existing clients and markets will drive future growth. A number of other factors, including the effective and timely initiation and development of client relationships, the opening of new client service centers the recruitment, motivation and retention of qualified personnel, the slowing U.S. economy, and intensified competition among our telecommunications clients will affect growth. Sustaining growth will also require better and faster systems and additional management, operational and financial resources. We cannot assure you that we will be able to manage expanding operations effectively or maintain or accelerate growth.

POSSIBLE VOLATILITY OF STOCK PRICE

    Our stock price can be volatile, in response to:

    - the Questor proposal to acquire all the outstanding common stock not owned by the proposed acquisition group;

    - sales or proposed sales by Questor, Thayer or other affiliates;

    - variations in quarterly operating results;

    - the depth and liquidity of the market for Aegis Common Stock;

    - investor perception of Aegis and the industry in which it competes;

    - the gain or loss of significant customer contracts;

    - changes in management;

    - changes in or new services by Aegis or competitors;

    - general trends in the industry; and

    - other events or factors.

    In addition, the stock market generally has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Aegis Common Stock. Since the Merger, the market price per share of Aegis Common Stock has ranged from $3.50 to $0.44. On March 23, 2001, the closing bid price for the Company's stock was $0.88.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    We could experience quarterly variations in revenues and operating income as a result of many factors, including:

    - the commencement or termination of significant CRM programs;

    - the timing of clients' marketing campaigns and customer service programs;

    - the timing of additional SG&A expenses incurred to acquire and support new business;

    - changes in Aegis' revenue mix among its various service offerings; and

    - price competition.

    In connection with certain contracts, we could incur costs in periods prior to recognizing revenue under those contracts. In addition, we must plan our operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely materially and adversely affect our operating results for that quarter.

DEPENDENCE ON KEY PERSONNEL

    The success of Aegis depends in large part on the abilities and continued service of our executive officers and other key employees and our ability to hire and retain qualified executive officers and key personnel. We cannot assure you that we will be able to hire or retain these people. Losing one or more of them could materially and adversely affect our results of operations.

RISKS ASSOCIATED WITH OUR CONTRACTS

    Our contracts generally do not ensure a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign long-term contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce program call volumes, on relatively short notice. Although, certain of such contracts require the client to pay a contractually agreed amount in the event of early termination, others do not, and we cannot assure you that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenues we may lose as a result of early termination.

DEPENDENCE ON OUTSOURCING TREND AND INDUSTRIES SERVED

    Our growth depends in part on continued demand for our services prompted by the outsourcing trend, as well as continued growth in the industries we serve. If the interest in outsourcing wanes or there is a significant downturn in the telecommunications, financial services, consumer products, entertainment or other industries, we could be materially and adversely affected.

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

DEPENDENCE ON LABOR FORCE

    Our business is very labor intensive and characterized by high personnel turnover. Although by industry standards we believe our employees are highly qualified and well trained, many employees receive modest hourly wages and many are part-time employees. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. Some of our operations require specially trained employees. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of our costs consists of wages paid to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely affect us.

    During 2000, the United Steelworkers of America ("USWA") undertook an effort to organize the Company's call center workforce located in Elkins, West Virginia. The Company believes that a unionized workforce would be contrary to the Company's best interests, and to its employees', customers' and shareholders' best interests as well, and accordingly, vigorously opposed the unionization effort. Although the USWA ultimately withdrew its election petition in Elkins, there can be no assurances that the USWA or another union will not endeavor to organize the Company's workforce in Elkins or other call center locations. Unionization of the Company's workforce could materially and adversely affect our results of operations.

COMPETITION

    Our industry is very competitive. We cannot assure you that, as the customer solutions industry continues to evolve, additional competitors with greater resources than ours will not enter the industry (or particular segments of the industry) or that our clients will not choose to conduct more of their telephone-based sales, marketing research or customer relationship management activities internally. The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks, including the Internet, and other media, could adversely effect the demand for our services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the Internet as a tool by our clients could reduce the demand for certain of our offered services. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although we attempt to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. See "Item 1. Business--Industry and Competition."

RELIANCE ON TECHNOLOGY AND COMPUTER SYSTEMS

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

RISK OF BUSINESS INTERRUPTION

    Our business will suffer if we are unable to protect our client service centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, technology failure or sabotage, natural disaster and other similar events. We may incur contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us if one of these events occurs. We maintain property damage and business interruption insurance, but it may not adequately compensate us for any losses we may incur.

OTHER UNCERTAINTIES

    We discuss other operating, financial or legal risks or uncertainties in this Form 10-K in specific contexts and in our other filings with the Commission. We are also subject to general economic risks, the risk of loss of a major customer and other risks and uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have exposure to market risk associated with the floating rate portion of the interest charged on our $45.0 million revolving credit facility. The credit facility, which matures on June 30, 2003, bears interest at fluctuating rates based upon the LIBOR rate and the prime rate. The margin above the applicable LIBOR rate or the prime rate is determined based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization, provided that such rates were fixed at 3.50% and 2.50%, respectively, through December 31, 2000. The Company's exposure to interest rate risk due to changes in the LIBOR rate and prime rate is not expected to be material and at December 31, 2000, the fair value of the credit facility approximates its related carrying value because the obligation bears interest at the current market rate.

    We purchased an interest rate collar that expired March 31, 2000 to hedge against the risk that our interest rate under our Credit Agreement would rise beyond a specified level. This collar historically cost the Company about $75,000 on an annualized basis. With this exception, we have not and do not intend to use derivative financial instruments to manage the impact of interest rate changes on our debt obligations or on our investments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    This information will be contained in the definitive proxy statement of the Company for the 2001 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    This information will be contained in the definitive proxy statement of the Company for the 2001 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference. Information in the section entitled "Report of the Compensation Committee of the Board of Directors" and in the subsection entitled "Performance Graph" are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information will be contained in the definitive proxy statement of the Company for the 2001 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information will be contained in the definitive proxy statement of the Company for the 2001 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1) FINANCIAL STATEMENTS

    (2) FINANCIAL STATEMENT SCHEDULES

    See "Index to Consolidated Financial Statements" included on page F-1 of this Annual Report on Form 10-K for a listing of the financial statements and schedules filed as a part of this Annual Report on Form 10-K.

    (3) EXHIBITS

    The exhibits to this report on Form 10-K are listed under item 14(c) below.

(B)  REPORTS ON FORM 8-K

    On March 2, 2001, we filed a report on Form 8-K reporting under "Item 5.-Other Events", that on March 1, 2001 the Company received an offer from an acquisition group made up of its principal shareholders for the purchase of all of the outstanding shares of Common Stock not already owned by the acquisition group at a price of $1.00 per share in cash.

    Questor and certain affiliated funds are leading the acquisition group and are expected to fund the transaction. The acquisition group will include Thayer and certain affiliated funds and is expected to include certain other significant shareholders. It is anticipated that Thayer and certain other significant shareholders would receive approximately $10 million of cash in exchange for certain of the Company's securities held by such shareholders.

    The offer was made to the Company's Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee is expected to engage its own financial advisor and legal counsel in connection with the proposed transaction.

    On March 21, 2001, we filed a report on Form 8-K reporting under "Item 5.--Other Events," that Stanton D. Anderson, a partner with the law firm of McDermott, Will, & Emery, had been elected to our Board of Directors, replacing Robert Denious who had resigned from the board.

    We also reported that on March 21, 2001, the Board of Directors had established a special independent committee of board members to consider the previously announced offer dated March 1, 2001 from an acquisition group made up of Aegis' principal stockholders to purchase all of the outstanding shares not already owned by the acquisition group at a price of $1.00 per share in cash. The special committee consists of two independent board members, Josh S. Weston and Stanton D. Anderson.

    The committee will engage its own independent financial advisor and legal counsel as it considers the offer and assesses any other alternatives that the special committee believes may be available and in the best interests of the Registrant. The committee has been granted the authority to accept or reject or to negotiate modifications to the offer on behalf of Aegis. We anticipate that the review of the special committee will take approximately thirty to sixty days.

    The Company also received a letter from Questor Management Company dated March 13, 2001 stating reasons that Questor believes its proposal is fair to, and in the best interests of, Aegis and its public stockholders.

(C)  EXHIBITS

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

        10.1            Securities Purchase and Registration Rights Agreement by and
                          between ATC Communications Group, Inc. and Thayer Equity
                          Investors III, L.P. dated April 7, 1998 (Incorporated by
                          reference to Exhibit 4.7 of the Company's Form 10-Q
                          Quarterly Report for the quarter ended March 31, 1998).
        10.2            Warrant to Purchase Shares of Common Stock of ATC
                          Communications Group, Inc. issued to Thayer Equity
                          Investors III, L.P. dated April 7, 1998 (Incorporated by
                          reference to Exhibit 4.8 of the Company's Form 10-Q
                          Quarterly Report for the quarter ended March 31, 1998).
        10.3            Second Warrant to Purchase Shares of Common Stock of ATC
                          Communications Group, Inc. dated May 4, 1998,
                          (Incorporated by reference to Exhibit 10.29 of the
                          Company's Form 10-Q Quarterly Report for the quarterly
                          period ended March 31, 1998).
        10.4            Promissory Note by and among Advanced Telemarketing
                          Corporation, ATC Communications Group, Inc., and Thayer
                          Equity Investors III, L.P. dated May 4, 1998,
                          (Incorporated by reference to Exhibit 10.26 of the
                          Company's Form 10-Q Quarterly Report for the quarterly
                          period ended March 31, 1998).
        10.5            Subordination and Intercreditor Agreement between Thayer
                          Equity Investors III, L.P. and Bank One, Texas, N.A. dated
                          May 4, 1998, (Incorporated by reference to Exhibit 10.22
                          of the Company's Form 10-Q Quarterly Report for the
                          quarterly period ended March 31, 1998).
        10.6            Security Agreement between ATC Communications Group, Inc.
                          and Thayer Equity Investors III, L.P. dated May 4, 1998,
                          (Incorporated by reference to Exhibit 10.28 of the
                          Company's Form 10-Q Quarterly Report for the quarterly
                          period ended March 31, 1998).
        10.7            Pledge Agreement between ATC Communications Group, Inc. and
                          Thayer Equity Investors III, L.P. dated May 4, 1998,
                          (Incorporated by reference to Exhibit 10.28 of the
                          Company's Form 10-Q Quarterly Report for the quarterly
                          period ended March 31, 1998).
        10.8            Reimbursement and Indemnification Agreement by and among
                          Advanced Telemarketing Corporation, ATC Communications
                          Group, Inc., and Thayer Equity Investors III, L.P. dated
                          May 4, 1998, (Incorporated by reference to Exhibit 10.25
                          of the Company's Form 10-Q Quarterly Report for the
                          quarterly period ended March 31, 1998).
        10.9            Promissory Note by and between Aegis Communications
                          Group, Inc. and Thayer Equity Investors III, L.P. dated
                          March 31, 1999 in the original principal amount of
                          $5.7 million (Incorporated by reference to Exhibit 10.24
                          of the Company's Form 10-K Annual Report for the year
                          ended December 31, 1998.
        10.10           Securities Exchange Agreement entered into as of June 30,
                          1999 by and among Aegis Communications Group, Inc., Thayer
                          Equity Investors III, L.P., Edward Blank, The Edward Blank
                          1995 Grantor Retained Annuity Trust and ITC Service
                          Company (Incorporated by reference to Exhibit 10.25t of
                          the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).
        10.11           Series Four Warrant to Purchase Shares of Common Stock of
                          Aegis Communications Group, Inc. issued to Thayer Equity
                          Investors III, L.P., Edward Blank, The Edward Blank 1995
                          Grantor Retained Annuity Trust and ITC Service Company
                          dated June 30, 1999 (Incorporated by reference to
                          Exhibit 10.27 of the Company's Form 10-Q Quarterly Report
                          for the quarterly period ended June 30, 1999).
        10.12           Series Five Warrant to Purchase Shares of Common Stock of
                          Aegis Communications Group, Inc. issued to Thayer Equity
                          Investors III, L.P. dated June 30, 1999 (Incorporated by
                          reference to Exhibit 10.28 of the Company's Form 10-Q
                          Quarterly Report for the quarterly period ended June 30,
                          1999).

        10.13           Parent Guaranty, dated as of August 6, 1999, made by Thayer
                          Equity Investors III, L.P. pursuant to the Fourth
                          Amendment to the Second Amended and Restated Credit
                          Agreement, in favor of each of the Bank of Nova Scotia, as documentation agent and administrative agent for the
                          lenders, and Credit Suisse First Boston, as syndication
                          agent for the lenders (Incorporated by reference to
                          Exhibit 10.30 of the Company's Form 10-Q Quarterly Report
                          for the quarterly period ended June 30, 1999).
        10.14           Third Amended and Restated Credit Agreement dated
                          December 10, 1999 (Incorporated by reference to
                          Exhibit 10.8 to the Company's Form 8-K Current Report
                          filed on December 20, 1999).
        10.15           First Amendment, dated as of July 28, 2000, to the Third
                          Amended and Restated Credit Agreement by and among
                          IQI, Inc., Aegis Communications Group, Inc. as guarantor,
                          the various financial institutions parties thereto, the
                          Bank of Nova Scotia, as documentation agent and
                          administrative agent for the lenders, and Credit Suisse
                          First Boston, as syndication agent to the lenders
                          (Incorporated by reference to Exhibit 10.41 to the
                          Company's Form 10-Q Quarterly Report for the quarterly
                          period ended June 30, 2000).
        10.16           Series F Senior Voting Convertible Preferred Stock Purchase
                          and Registration Rights Agreement dated August 25, 1999 by and among the Company, Questor Partners Fund II, L.P., a
                          Delaware limited partnership, Questor Side-by-Side
                          Partners II, L.P., a Delaware limited partnership, and
                          Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware
                          limited partnership, Thayer Equity Investors III, L.P., a
                          Delaware limited partnership, TC Co-Investors, LLC, a
                          Delaware limited liability company, ITC Services Company,
                          Edward Blank, trusts created by Edward Blank as both
                          grantor and trustee under Article Fourth of The Edward
                          Blank 1995 Grantor Retained Annuity Trust, dated
                          December 29, 1995, a trust organized under the laws of New
                          Jersey, and Amendment Nos. 1 and 2 thereto dated
                          August 26, 1999 and October 22, 1999, respectively
                          (Incorporated by reference to Exhibit 10.31 of the
                          Company's Form 10-Q Quarterly Report for the quarterly
                          period ended September 30, 1999).
        10.17           Stockholders and Voting Agreement dated as of August 25,
                          1999 by and among Questor Partners Fund II, L.P., a
                          Delaware limited partnership, Questor Side-by-Side
                          Partners II, L.P., a Delaware limited partnership, and
                          Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware
                          limited partnership and the stockholders listed on
                          Schedule A thereto (Incorporated by reference to
                          Exhibit 10.34 of the Company's Form 10-Q Quarterly Report
                          for the quarterly period ended September 30, 1999).
        10.18           Amendment No. 1 to the Series F Senior Voting Convertible
                          Preferred Stock Purchase and Registration Rights Agreement
                          Purchase Agreement, dated August 26, 1999 (Incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q
                          Quarterly Report for the quarterly period ended
                          September 30, 1999).
        10.19           Amendment No. 2 to the Series F Senior Voting Convertible
                          Preferred Stock Purchase and Registration Rights
                          Agreement, dated October 22, 1999 (Incorporated by
                          reference to Exhibit 10.33 of the Company's Form 10-Q
                          Quarterly Report for the quarterly period ended
                          September 30, 1999).
        10.20           Stockholders Agreement dated December 10, 1999 by and among the Company, Questor Partners Fund II, L.P., a Delaware
                          limited Partnership, Questor Side-by-Side Partners II,
                          L.P., a Delaware limited partnership, Questor Side-by-Side
                          Partners II 3(c)(1), L.P., a Delaware limited partnership,
                          Thayer Equity Investors III, L.P., a Delaware limited
                          partnership and TC Co-Investors, LLC, a Delaware limited
                          liability company. (Incorporated by reference to
                          Exhibit 10.4 of the Company's Form 8-K Current Report
                          filed on December 20, 1999).
        10.21           Second Amended and Restated Promissory Note dated May 26,
                          2000 by and between Aegis Communications Group, Inc. and
                          Michael G. Santry (Incorporated by reference to
                          Exhibit 10.41 to the Company's Form 10-Q Quarterly Report
                          for the quarterly period ended June 30, 2000).

        10.22           Second Amended Pledge Agreement dated May 26, 2000 by and
                          between Aegis Communications Group, Inc. and Michael G.
                          Santry (Incorporated by reference to Exhibit 10.41 to the
                          Company's Form 10-Q Quarterly Report for the quarterly
                          period ended June 30, 2000).
        10.23           Letter of Amendment, dated April 7, 1998, of Promissory Note by Michael G. Santry in favor of ATC Communications
                          Group, Inc. (Incorporated by reference to Exhibit 4.12 of
                          the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
        10.24           Stock Pledge Agreement between Michael G. Santry and ATC
                          Communications Group, Inc., dated April 7, 1998
                          (Incorporated by reference to Exhibit 4.13 to the
                          Company's Form 10-Q Quarterly Report for the quarterly
                          period ended March 31, 1998).
        10.25           1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the Company's Form S-8 Registration
                          Statement--File No. 333-01131).
        10.26           1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 Registration
                          Statement--File No. 333-01131).
        10.27           Amended and Restated 1998 Stock Option Plan (Incorporated by
                          reference to Exhibit 10.39 to the Company's Form 10-Q
                          Quarterly Report for the quarterly period ended March 31,
                          2000).
        10.28           Lease Agreement dated January 1, 1991 by and between Royal
                          Tech Properties, Ltd. and Advanced Telemarketing
                          Corporation. (Incorporated by reference from Company's
                          Form 10-K Annual Report for the year ended June 30, 1991).
        10.29           Employment Agreement between Hugh E. Sawyer and the Company dated March 29, 2000, as amended (Incorporated by
                          reference to Exhibit 10.39 to the Company's Form 10-Q
                          Quarterly Report for the quarterly period ended March 31,
                          2000).
        10.30           Employment Agreement between Michael J. Graham and the
                          Company dated May 8, 2000, as amended (Incorporated by
                          reference to Exhibit 10.41 to the Company's Form 10-Q
                          Quarterly Report for the quarterly period ended June 30,
                          2000).
        10.31           Agreement by and among Stephen A McNeely and Aegis
                          Communications Group, Inc. and its subsidiaries dated
                          April 17, 2000 (Incorporated by reference to
                          Exhibit 10.45 to the Company's Form 10-Q Quarterly Report
                          for the quarterly period ended September 30, 2000).
        10.32           Employment Agreement between Thomas P.G. Franklin and Aegis
                          Communications Group, Inc. and its subsidiaries dated
                          October 13, 2000 (Incorporated by reference to
                          Exhibit 10.46 to the Company's Form 10-Q Quarterly Report
                          for the quarterly period ended September 30, 2000).
        10.33           Employment Agreement between Herman M. Schwarz and Aegis
                          Communications Group, Inc. and its subsidiaries dated
                          October 23, 2000 (Incorporated by reference to
                          Exhibit 10.46 to the Company's Form 10-Q Quarterly Report
                          for the quarterly period ended September 30, 2000).
        21.1            Subsidiaries of the Registrant (Incorporated by reference
                          from the Company's Form 10-K Annual Report for the year
                          ended June 30, 1998).
        23.1            Consent of PricewaterhouseCoopers LLP, dated March 29, 2001
                          (filed herewith)

    Copies of the above Exhibits are available to stockholders of record at a charge of $0.50 per page, minimum of $5.00 each. Direct requests to:

    Aegis Communications Group, Inc.
    Attention: Secretary
    7880 Bent Branch Drive, Suite 150
    Irving, Texas 75063

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................     F-3

Consolidated Balance Sheets at December 31, 1999 and 2000...     F-4

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............     F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................     F-6

Notes to Consolidated Financial Statements..................     F-8

Report of Independent Accountants on Financial Statement
  Schedule..................................................    F-31

Schedule II--Valuation and Qualifying Accounts for the Years
  Ended December 31, 1998, 1999 and 2000....................    F-32

    All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Aegis Communications Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2001, except for Note 20,
as to which the date is March 15, 2001

                        AEGIS COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues....................................................  $228,038   $246,268   $295,364
Cost of services, excluding depreciation and amortization
  shown below...............................................   161,361    176,674    201,682
                                                              --------   --------   --------
Gross profit................................................    66,677     69,594     93,682
Selling, general and administrative expenses................    50,510     65,905     76,835
Depreciation................................................    10,018     12,954     13,893
Acquisition goodwill amortization...........................     2,876      2,723      2,378
Non-cash asset impairment charge............................        --     20,399         --
Restructuring and other non-recurring charges...............     8,395        541      3,539
                                                              --------   --------   --------
  Total expenses............................................    71,799    102,522     96,645
                                                              --------   --------   --------
Operating loss..............................................    (5,122)   (32,928)    (2,963)
Interest expense, net.......................................     4,799      5,864      4,516
Non-cash interest expense...................................     3,871      1,597      1,210
                                                              --------   --------   --------
Loss before income taxes....................................   (13,792)   (40,389)    (8,689)
Income tax benefit..........................................    (2,989)    (6,213)    (2,305)
                                                              --------   --------   --------
  Net loss..................................................   (10,803)   (34,176)    (6,384)
Preferred stock dividends...................................        --      1,208      6,775
                                                              --------   --------   --------
  Net loss after preferred stock dividends..................  $(10,803)  $(35,384)  $(13,159)
                                                              ========   ========   ========
Basic and diluted loss per share............................  $  (0.27)  $  (0.68)  $  (0.25)
                                                              ========   ========   ========
Basic and diluted weighted average shares outstanding:......    40,383     52,043     52,004

   The accompanying notes are an integral part of the consolidated financial statements.

                        AEGIS COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                1999       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,043   $  1,295
  Accounts receivable -- trade, less allowance for doubtful
    accounts of $1,058 in 1999 and $1,239 in 2000...........    54,839     71,827
  Current deferred tax assets...............................       715      2,587
  Prepaid expenses and other current assets.................     2,417      3,065
                                                              --------   --------
    Total current assets....................................    64,014     78,774
Property and equipment:
  Equipment and software....................................    49,134     61,262
  Leasehold improvements....................................     6,616      6,876
  Furniture and fixtures....................................     9,913     11,999
                                                              --------   --------
                                                                65,663     80,137
  Accumulated depreciation and software amortization........    32,175     44,103
                                                              --------   --------
                                                                33,488     36,034
Cost in excess of net assets acquired, net of accumulated
  amortization of $5,461 in 1999 and $7,839 in 2000.........    48,203     45,825
Deferred tax assets.........................................    12,884     12,965
Deferred financing costs, net...............................     1,762      1,254
Other assets................................................       234        130
                                                              --------   --------
                                                              $160,585   $174,982
                                                              ========   ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Current portions of long-term obligations.................  $  2,243   $  2,039
  Accounts payable..........................................     6,332      7,543
  Accrued compensation expense and related liabilities......     5,629      8,315
  Accrued interest expense..................................       250        598
  Other accrued expenses....................................    10,464     13,788
  Other current liabilities.................................     2,380      2,134
                                                              --------   --------
    Total current liabilities...............................    27,298     34,417
Revolving line of credit....................................    32,334     45,000
Long-term obligations, net of current portions..............     1,554        928
Subordinated indebtedness due to affiliates.................     9,801     10,998
Commitments and contingencies
Redeemable convertible preferred stock 46,750, 9.626%
  cumulative Series F shares issued and outstanding in 1999
  and 2000..................................................    41,970     46,655
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; 29,778 convertible, $.36 cumulative
    Series B shares issued and outstanding in 1999 and 2000;
    83,206 and 96,407, 15% cumulative Series D shares issued
    and outstanding in 1999 and 2000, respectively; and,
    47,381 and 54,898, 15% cumulative Series E shares issued
    and outstanding in 1999 and 2000, respectively..........         2          2
  Common stock, $.01 par value, 200,000,000 shares
    authorized; 52,492,616 and 52,646,768 shares issued in
    1999 and 2000, respectively.............................       525        526
  Additional paid-in capital................................    92,882     94,694
  Treasury shares, at cost, 761,000 and 475,600 shares in
    1999 and 2000, respectively.............................    (1,918)    (1,199)
  Cumulative translation adjustment.........................        88         71
  Retained deficit..........................................   (43,951)   (57,110)
                                                              --------   --------
    Total shareholders' equity..............................    47,628     36,984
                                                              --------   --------
                                                              $160,585   $174,982
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AEGIS COMMUNICATIONS GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             PREFERRED STOCK
                                     ---------------------------------------------------------------
                                          SERIES B              SERIES D              SERIES E             COMMON STOCK
                                     -------------------   -------------------   -------------------   ---------------------
                                                  PAR                   PAR                   PAR                     PAR
                                      SHARES     VALUE      SHARES     VALUE      SHARES     VALUE       SHARES      VALUE
                                     --------   --------   --------   --------   --------   --------   ----------   --------
BALANCE AT DECEMBER 31, 1997.......       --      $--           --      $--           --      $--      29,865,950     $299
  Issuance of stock pursuant to
    InterServ earnout..............       --       --           --       --           --       --         251,486        2
  Issuance of stock and adjustment
    of capital pursuant to ATC/IQI
    merger.........................   29,778       --           --       --           --       --      21,839,625      218
  Exercise of stock options........       --       --           --       --           --       --         353,055        4
  Purchase of subsidiary minority
    interest.......................       --       --           --       --           --       --           1,334       --
  Foreign currency translation
    adjustment.....................       --       --           --       --           --       --              --       --
  Issuance of convertible
    subordinated debt with
    beneficial conversion
    feature........................       --       --           --       --           --       --              --       --
  Net loss.........................       --       --           --       --           --       --              --       --
                                      ------      ---       ------      ---       ------      ---      ----------     ----
BALANCE AT DECEMBER 31, 1998.......   29,778      $--           --      $--           --      $--      52,311,450     $523
  Proceeds from conversion of
    subordinated debt..............       --       --       77,300        1       44,018        1              --       --
  Settlement of merger escrow
    shares.........................       --       --           --       --           --       --              --       --
  Proceeds from sale of treasury
    shares.........................       --       --           --       --           --       --              --       --
  Exercise of stock options........       --       --           --       --           --       --         179,820        2
  Purchase of subsidiary minority
    interest.......................       --       --           --       --           --       --           1,346       --
  Proceeds from issuance of
    preferred shares upon
    conversion of dividends........       --       --        5,906       --        3,363       --              --       --
  Director's note receivable.......       --       --           --       --           --       --              --       --
  Dividends on preferred stock.....       --       --           --       --           --       --              --       --
  Foreign currency translation
    adjustment.....................       --       --           --       --           --       --              --       --
  Net loss.........................       --       --           --       --           --       --              --       --
                                      ------      ---       ------      ---       ------      ---      ----------     ----
BALANCE AT DECEMBER 31, 1999.......   29,778      $--       83,206      $ 1       47,381      $ 1      52,492,616     $525
  Proceeds from sale of treasury
    shares.........................       --       --           --       --           --       --              --       --
  Exercise of stock options........       --       --           --       --           --       --         154,152        1
  Proceeds from issuance of
    preferred shares upon
    conversion of dividends........       --       --       13,201       --        7,517       --              --       --
  Dividends on preferred stock.....       --       --           --       --           --       --              --       --
  Foreign currency translation
    adjustment.....................       --       --           --       --           --       --              --       --
  Net loss.........................       --       --           --       --           --       --              --       --
                                      ------      ---       ------      ---       ------      ---      ----------     ----
BALANCE AT DECEMBER 31, 2000.......   29,778      $--       96,407      $ 1       54,898      $ 1      52,646,768     $526
                                      ======      ===       ======      ===       ======      ===      ==========     ====


                                       TREASURY STOCK
                                     -------------------   ADDITIONAL   CUMULATIVE    RETAINED        TOTAL
                                                  PAR       PAID-IN     TRANSLATION   EARNINGS    SHAREHOLDERS'
                                      SHARES     VALUE      CAPITAL     ADJUSTMENT    (DEFICIT)      EQUITY
                                     --------   --------   ----------   -----------   ---------   -------------
BALANCE AT DECEMBER 31, 1997.......        --   $    --     $28,025        $ 13       $  2,236      $ 30,573
  Issuance of stock pursuant to
    InterServ earnout..............        --        --          --          --             --      $      2
  Issuance of stock and adjustment
    of capital pursuant to ATC/IQI
    merger.........................   361,000    (1,421)     49,876          --             --      $ 48,673
  Exercise of stock options........        --        --         266          --             --      $    270
  Purchase of subsidiary minority
    interest.......................        --        --          --          --             --      $     --
  Foreign currency translation
    adjustment.....................        --        --          --          21             --      $     21
  Issuance of convertible
    subordinated debt with
    beneficial conversion
    feature........................        --        --       3,092          --             --      $  3,092
  Net loss.........................        --        --          --          --        (10,803)     $(10,803)
                                     --------   -------     -------        ----       --------      --------
BALANCE AT DECEMBER 31, 1998.......   361,000   $(1,421)    $81,259        $ 34       $ (8,567)     $ 71,828
  Proceeds from conversion of
    subordinated debt..............        --        --      12,130          --             --      $ 12,132
  Settlement of merger escrow
    shares.........................   500,000      (891)        891          --             --      $     --
  Proceeds from sale of treasury
    shares.........................  (100,000)      394        (291)         --             --      $    103
  Exercise of stock options........        --        --         178          --             --      $    180
  Purchase of subsidiary minority
    interest.......................        --        --          --          --             --      $     --
  Proceeds from issuance of
    preferred shares upon
    conversion of dividends........        --        --         927          --             --      $    927
  Director's note receivable.......        --        --      (2,212)         --             --      $ (2,212)
  Dividends on preferred stock.....        --        --          --          --         (1,208)     $ (1,208)
  Foreign currency translation
    adjustment.....................        --        --          --          54             --      $     54
  Net loss.........................        --        --          --          --        (34,176)     $(34,176)
                                     --------   -------     -------        ----       --------      --------
BALANCE AT DECEMBER 31, 1999.......   761,000   $(1,918)    $92,882        $ 88       $(43,951)     $ 47,628
  Proceeds from sale of treasury
    shares.........................  (285,400)      719        (443)         --             --      $    276
  Exercise of stock options........        --        --         183          --             --      $    184
  Proceeds from issuance of
    preferred shares upon
    conversion of dividends........        --        --       2,072          --             --      $  2,072
  Dividends on preferred stock.....        --        --          --          --         (6,775)     $ (6,775)
  Foreign currency translation
    adjustment.....................        --        --          --         (17)            --      $    (17)
  Net loss.........................        --        --          --          --         (6,384)     $ (6,384)
                                     --------   -------     -------        ----       --------      --------
BALANCE AT DECEMBER 31, 2000.......   475,600   $(1,199)    $94,694        $ 71       $(57,110)     $ 36,984
                                     ========   =======     =======        ====       ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        AEGIS COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(10,803)  $(34,176)  $(6,384)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    12,894     15,677    16,271
    Assets written-off......................................     5,807         64        --
    Deferred income taxes...................................    (2,889)    (6,213)   (2,305)
    Non-cash asset impairment charge........................        --     20,399        --
    Non-cash interest expense...............................     3,871      1,597     1,210
    Other...................................................        22          8       (21)
    Changes in operating assets and liabilities:
      Accounts and notes receivable -- related parties......     1,958        (27)       --
      Accounts and notes receivable -- other................    (3,375)    (5,254)  (16,988)
      Prepaid and other current assets......................     1,127       (755)     (296)
      Other assets..........................................       306         59       104
      Accounts payable and other accrued liabilities........     2,208     (1,989)    8,080
      Other current liabilities.............................    (3,220)       155      (246)
                                                              --------   --------   -------
    Net cash provided by (used in) operating activities.....     7,906    (10,455)     (575)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (12,520)   (10,180)  (14,097)
  Acquisition costs, ATC....................................    (3,989)        --        --
  Net cash acquired from acquisition of ATC.................       296         --        --
                                                              --------   --------   -------
    Net cash used in investing activities...................   (16,213)   (10,180)  (14,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...............................     4,477     11,734    35,000
  Proceeds from affiliate debt..............................    12,871      5,685        --
  Principal payments on long-term debt......................    (1,572)   (40,975)  (22,334)
  Payments on capital lease obligations.....................    (1,380)    (2,813)   (2,663)
  Proceeds from exercise of stock options...................       269        179       184
  Deferred financing costs..................................      (966)      (189)       --
  Proceeds from issuance of preferred stock.................        --     41,699        --
  Proceeds from sale of common stock........................        --        103       276
  Dividends on preferred stock..............................        --        (11)      (11)
  Credit balance in cash account............................        --        511      (511)
                                                              --------   --------   -------
    Net cash provided by financing activities...............    13,699     15,923     9,941
Effect of exchange rates on cash............................        21         54       (17)
                                                              --------   --------   -------
Net increase (decrease) in cash and cash equivalents........     5,413     (4,658)   (4,748)
Cash and cash equivalents at beginning of period............     5,288     10,701     6,043
                                                              --------   --------   -------
Cash and cash equivalents at end of period..................  $ 10,701   $  6,043   $ 1,295
                                                              ========   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        AEGIS COMMUNICATIONS GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIODS FOR:
  Interest..................................................  $ 4,886     $6,859     $4,170
  Income taxes..............................................      894         --         --
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of stock to effect acquisition of ATC............  $45,320     $   --     $   --
  Capital lease obligations.................................    1,299        497      1,833

NON-CASH INVESTING AND FINANCING ACTIVITIES

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

    During 1998, 1999 and 2000, the Company purchased equipment and furniture under financing leases totaling $1,299, $497 and $1,833, respectively.

    During 1999, the Company converted $12,132 in subordinated indebtedness due to affiliates of the Company into shares of Series D and E convertible preferred stock.

    During 1999 and 2000, the Company converted $927 and $2,072, respectively in dividends on the Series D and E convertible preferred stock into additional Series D and E shares.

    The accompanying notes are an integral part of the consolidated financial statements.

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

    The Merger Agreement also contained a provision placing 5% of the shares to be issued to holders of IQI Common Stock (as a result of the Merger) into an escrow account pending resolution of any claims brought by ATC against IQI. In 1999, claims were made and settled resulting in the return of 500,000 shares of the original ATC escrow shares to the original ATC shareholders. The settlement of shares was treated as a capital contribution from existing shareholders valued at fair value on the settlement date.

    The accompanying consolidated financial statements include the accounts of Aegis, IQI (formerly Edward Blank Associates), ATC, Lexi International, Inc. ("Lexi") which was acquired on November 22, 1996, and InterServ Services Corporation ("InterServ") and its subsidiaries, which were acquired on July 12, 1997 (collectively, "Aegis" or the Company). See "Note 3.--Mergers and Acquisitions." All intercompany accounts have been eliminated in consolidation. The accompanying consolidated financial statements give effect to the acquisitions of ATC, Lexi and InterServ as of their respective effective acquisition dates.

    The Company provides outsourced telecommunications-based customer relationship management ("CRM") to Fortune 500 and emerging e-commerce companies in various industries through strategically located client service centers throughout the United States and Canada. The Company also provides, through its InterServ subsidiary, marketing research services.

    At December 31, 2000, Aegis had the following operating subsidiaries:

                              STATE OF           DATE        PERCENTAGE
NAME                        INCORPORATION      ACQUIRED      OWNERSHIP    PRINCIPAL BUSINESS ACTIVITY
- ----                        -------------   --------------   ----------   ---------------------------
Advanced Telemarketing                                                    Customer solutions
  Corporation (d/b/a ATC
  Communications).........  Nevada          July 1998            98.9%
InterServ Services                                                        Customer solutions and
  Corporation.............  Delaware        July 1997           100.0%    marketing research
Lexi International,                                                       Customer solutions
  Inc.....................  California      November 1996       100.0%
IQI, Inc..................  New York        N/A                 100.0%    Customer solutions
EBA Direct, Inc...........  Canada          N/A                 100.0%    Customer solutions

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Aegis and its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b) REVENUES. Customer solutions revenues earned under contracts based on hours worked are recognized when the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Marketing research revenues are recognized when services are performed in accordance with contract terms. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

       On December 3, 1999, the SEC released Staff Accounting Bulletin 101 "Revenue Recognition in the Financial Statement" ("SAB 101"). This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements. On June 26, 2000, the SEC released SAB 101(B), which delays the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The effects of this bulletin were not material to our financial position, results of operations or cash flows.

    (c) PROPERTY AND EQUIPMENT. Property and equipment are carried at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Equipment, furniture and fixtures, and computer software are depreciated over three-year to seven-year lives. Leasehold improvements are amortized over the asset life or lease term, whichever is shorter. Assets acquired under capitalized lease arrangements are recorded at the present value of the minimum lease payments. Gains and losses from the retirement or disposition of property and equipment are included in operations in the period incurred. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.

    (d) COST IN EXCESS OF NET ASSETS ACQUIRED. The cost in excess of net assets acquired recognized is amortized using the straight-line method over periods of 20 to 25 years.

    (e) DEFERRED FINANCING COSTS. Deferred financing costs are amortized over the term of the related debt using the straight-line method.

    (f) DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company's management of financial market risk, the Company entered into an interest rate collar agreement with off-balance sheet risk, including interest rate collar agreements. The Company entered into this agreement in order to manage the interest rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with this interest rate hedging agreement is recognized as interest rates change and is charged or credited to interest expense over the life of the agreement. The collar agreement terminated on March 31, 2000.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       In June 1998, the Financial Accounting Standards Board issued SFAS
       No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS
       No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. This statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

    (j) RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform to current year presentation.

    (k) FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments approximate their recorded values.

    (l) CONCENTRATION OF CREDIT RISK. The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues. See "Note 14.--Major Clients."

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

       In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB 25." This Interpretation clarifies (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the Interpretation will be recognized on a prospective basis from July 1, 2000. The implementation of FIN 44 did not have a material effect on our financial position, results of operations or cash flows.

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

    (p) EARNINGS PER SHARE. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued. The Company has adopted SFAS No. 128, which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

       Basic and diluted EPS are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, the assumed conversion of the Company's issued and outstanding preferred stock, and convertible subordinated indebtedness. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

3. MERGERS AND ACQUISITIONS

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

    Pursuant to the Merger Agreement, each former holder of common stock, $0.001 par value, of IQI ("IQI Common Stock") received, in exchange for each such share, 9.7513 shares of the common stock, par value $0.01 per share, of the Company ("ATC Common Stock"). As a result of the Merger, ATC issued approximately 34.2 million shares of ATC Common Stock and Common Stock equivalents to holders of IQI Common Stock and IQI stock options and warrants in a tax-free exchange. The acquisition has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Accordingly, the pre-Merger consolidated financial information reported is that of IQI.

    Effective upon the Merger, the Company formally changed its name to Aegis Communications Group, Inc. and its trading symbol to "AGIS".

    The Merger Agreement also contained a provision extending the maturity date of one-half of the principal amount of the promissory note payable to the Company by an officer of the Company to March 31, 1999. At December 31, 2000, the principal and accrued but unpaid interest on the note totaled approximately $2,200. See "Note 17.--Related Party Transactions."

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

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

3. MERGERS AND ACQUISITIONS (CONTINUED)
    The merger of ATC and IQI was accounted for by the purchase method of accounting, whereby purchase price is allocated to assets and liabilities assumed based on management's estimate of the relative fair values of the assets and liabilities assumed at the date of acquisition, as follows:

                                                                ATC
                                                              --------
Purchase Price:
  Issuance of common stock..................................  $45,320
  Intrinsic value of ATC stock options......................    2,090
  Transaction costs.........................................    4,177
                                                              -------
                                                               51,587
Fair Market Value of Assets Acquired and Liabilities
  Assumed...................................................   20,966
                                                              -------
Excess of Purchase Price over Fair Value of Assets Acquired
  and Liabilities Assumed...................................  $30,621
                                                              =======

    The following condensed consolidated pro forma statement of operations data present the consolidated results of operations of the Company as if the Merger had occurred on January 1, 1998, and is not necessarily indicative of what would have occurred had the acquisitions been made as of that date, or of the results which may occur in the future.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              -----------------
                                                                 (UNAUDITED)
Total revenues..............................................      $275,984
Cost of services............................................       196,066
                                                                  --------
  Gross profit..............................................        79,918
Operating expenses..........................................        77,970
Restructuring and other non-recurring charges...............         8,395
                                                                  --------
  Operating loss............................................        (6,447)
Interest expense, net.......................................         6,176
Non-cash interest expense...................................         3,871
Litigation settlement.......................................         1,900
                                                                  --------
  Loss before income taxes..................................       (18,394)
Income tax benefit..........................................        (4,190)
                                                                  --------
  Net loss..................................................       (14,204)
                                                                  ========
Pro forma net loss per share:
  Basic and diluted.........................................      $  (0.28)
                                                                  ========
Weighted average shares outstanding (in thousands)..........        51,382

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

4. SALE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Preferred F senior voting convertible preferred stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Investors") for an aggregate purchase price of $46,750. The Questor Investors, obtained the funds used to acquire the Series F Preferred Stock through capital contributions by their partners. The Company used the net proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Preferred F Shares, to the extent that dividends have not been paid, are added to the investment value of such shares. The Preferred F Shares are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Preferred F Shares. The Preferred F Shares have a liquidation preference equal to the investment value of such shares. As a result of the sale of the Preferred F Shares and subsequent increases in its investment value due to dividends, on an as-converted basis, at December 31, 2000 the Questor Investors collectively own approximately 49.9% of the Company's issued and outstanding Common Stock and approximately 39.2% of the Company's Common Stock and Common Stock equivalents outstanding at December 31, 2000. The Preferred F Shares vote on an as-converted basis and represent approximately 49.9% of the voting equity stock. Because the Preferred F Shares are redeemable at the option of the Questor Investors in the event of a change of control, the Preferred F Shares is classified as neither a debt nor an equity instrument on the balance sheets at December 31, 1999 and 2000.

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    On July 29, 1998, the Company announced that it would record pre-tax restructuring charges of $13,000 related to the Merger. Current and future expenses related to the restructuring decision which meet the specific generally accepted accounting principles ("GAAP") criteria for accrual have been referred to herein as "restructuring and other non-recurring" charges. Expenses related to the restructuring decision which do not meet the specific GAAP criteria for accrual have been referred to herein as "other" charges. Other charges have not been accrued, but are recognized as the related expenses are incurred. Accordingly, the Company recorded pre-tax charges of approximately $8,395 ($5,247, net of taxes) in the year ended December 31, 1998 and approximately $541 ($330, net of taxes) in the quarter ended March 31, 1999, as a part of the total restructuring. These charges are primarily attributable to one-time write-offs of redundant hardware and software, severance costs and the consolidation of certain administrative functions including costs to relocate offices and employees.

    The Company's results for 2000 included non-recurring charges of $3,539 ($2,185, net of taxes) recorded in connection with the transition in the Company's executive management team and actions taken to implement a plan designed to improve productivity by streamlining the Company's operating platform.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED)
    The following table details the restructuring and other non-recurring charges for the years ended December 31, 1998, 1999 and 2000:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Write-offs of redundant hardware and software...............   $4,713      $ --      $   --
Severance costs and consolidation of certain administrative
  functions.................................................      661        --       1,440
Other non-recurring changes.................................    3,021       541       2,099
                                                               ------      ----      ------
  Total.....................................................   $8,395      $541      $3,539
                                                               ======      ====      ======

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

7. LONG-TERM DEBT

    In conjunction with the December 10, 1999 closing of the Questor investment and the associated repayment of bank debt, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with The Bank of Nova Scotia and Credit Suisse First Boston (the "Lenders"), thereby curing all outstanding defaults at December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving credit facility commitments from $30,000 to $45,000. Certain financial targets were met by the Company in the fourth quarter of 1999, resulting in a $1,500 commitment increase, to $46,500. Certain financial targets were also met by the Company in the first quarter of 2000, resulting in a $2,500 increase in the commitment bringing the total revolving facility to $49,000. This agreement matures June 30, 2003. Borrowings under this agreement bear interest at fluctuating rates based upon prime rate and the London Interbank Borrowing Offered Rate ("LIBOR"). The margin above the applicable prime rate or the LIBOR rate is determined based upon

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

7. LONG-TERM DEBT (CONTINUED)
the funded debt to earnings before interest, taxes, depreciation and amortization ("EBIDTA") ratio. The weighted-average interest rate on the outstanding balances of $32,334 and $45,000 at December 31, 1999 and 2000 was 8.5% and 8.6%, respectively. Margins in 2000 ranged between 0.75% and 3.5%. Interest payments are due quarterly.

    As a result of charges recorded in the second quarter of 2000 (see
Note 5.--"Restructuring and Other Non-Recurring Charges" above), the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with the Lenders, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which:
i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the default and subsequent Credit Agreement amendment, the Company's borrowing base under the First Amendment was limited to $49,000 and the interest rate was established at the LIBOR rate plus 3.50% and the prime rate plus 2.50% through December 31, 2000. At December 31, 2000, we estimated that our available borrowing capacity under the amended agreement at approximately $4,000.

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

    The Company has granted to the Lenders a security interest in all of the assets of the Company including, without limitation, the pledge of all the capital stock of Lexi, InterServ and ATC owned by the Company. In addition, Lexi, InterServ and ATC have guaranteed the obligations of the Company. The Bank loan also prohibits the Company from paying dividends on its Common Stock until all the bank's commitments have been terminated and all of the Company's obligations under the Bank Loan have been satisfied.

    At December 31, 1998 and 1999, the Company had an interest rate collar agreement with an original notional principal amount of $19,600 whereby the Company pays interest at LIBOR rates, subject to a floor of 5.6% and a cap of 8.0%. The agreement terminated on March 31, 2000. The effect of this agreement on interest expense for the years ended December 31, 1998, 1999 and 2000 was immaterial.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

7. LONG-TERM DEBT (CONTINUED)
    Long-term debt at December 31, 1999 and 2000, is summarized below:

                                                                1999       2000
                                                              --------   --------
Bank revolving loan.........................................  $32,334    $45,000
Capital lease obligations (See Note 9)......................    3,797      2,967
Subordinated indebtedness due to affiliates (See Note 8)....    9,801     10,998
                                                              -------    -------
                                                               45,932     58,965
Less current maturities.....................................   (2,243)    (2,039)
                                                              -------    -------
                                                              $43,689    $56,926
                                                              =======    =======

    Future maturities of long-term debt at December 31, 2000 are as follows:

Years ending December 31,
2001                                                          $ 2,039
2002                                                              760
2003                                                           56,164
2004                                                               --
2005 and thereafter                                                --
                                                              -------
                                                              $58,963
                                                              =======

8. SUBORDINATED INDEBTEDNESS

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

    In connection with the March 1998 amendment to the Bank Loan, IQI issued a subordinated note payable to Thayer of $2,000 due August 31, 2003 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down $1,000 of the term portion of the Bank Loan. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1999 and 2000, the balance due on the note payable was approximately $2,582 and $2,999, respectively and the Company recognized $224, $358 and $417 in interest expense during 1998, 1999 and 2000, respectively pursuant to the note payable.

    In connection with the Merger, on July 9, 1998, the Company issued a subordinated note payable to Thayer of $6,872 due August 31, 2003 and bearing interest at a 12% annual rate. Proceeds from the note payable were used to pay-off certain obligations of ATC and for transaction expenses related to the Merger. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. Also in connection with the Merger, the Company obtained a commitment from Thayer and a Thayer-led group of shareholders to

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

8. SUBORDINATED INDEBTEDNESS (CONTINUED) provide up to $4,000 of additional working capital to the Company. On July 29, 1998 and October 23, 1998, the Company executed notes payable aggregating $1,900 and $2,100, respectively, pursuant to this commitment. The notes payable mature on August 31, 2003 with interest payable quarterly at an annual rate of 12%. Payments under the note payable are subordinate to the Bank Loan. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. The Company recognized $555 and $700 in interest expense during 1998 and 1999 respectively, pursuant to these notes payable.

    In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's largest shareholder, Thayer Equity Investors III, L.P. ("Thayer Equity", and together the "Thayer-led group"), agreed to convert the $6,872 and $4,000 subordinated notes payable due to the Thayer-led group into two new series of convertible preferred stock. The balance due on the converted subordinated debt was $12,132, including accrued interest, on the conversion date. The 77,300 shares of new Series D Preferred Stock ($0.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($0.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred shares in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.

    On March 30, 1999, Thayer Equity provided the Company with $5,667 in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share. The note payable matures on August 31, 2003 with interest payable at a 12% annual rate. Payments under the note payable are subordinated to bank debt; therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 1999 and 2000, the balance due on the note payable was $6,206 and $6,999, respectively and the Company recognized $539 and $793 in interest expense during 1999 and 2000, respectively pursuant to the note payable.

9. LEASES

    The Company has capital leases covering certain equipment. Capital leases are included in the accompanying consolidated balance sheet under the following captions:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Equipment...................................................  $ 9,482    $ 8,051
Less accumulated depreciation...............................   (5,317)    (5,149)
                                                              -------    -------
                                                              $ 4,165    $ 2,902
                                                              =======    =======

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

9. LEASES (CONTINUED)
    Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at December 31, 2000 are as follows:

                                                              CAPITAL    OPERATING
YEARS ENDING DECEMBER 31,                                      LEASES     LEASES
- -------------------------                                     --------   ---------
2001                                                           $2,232     $ 5,642
2002                                                              812       4,683
2003                                                              172       3,463
2004                                                               --       2,086
2005 and thereafter                                                --       7,254
                                                               ------     -------
Total minimum future lease payments.........................   $3,216     $23,128
                                                                          =======
Less: amounts representing interest.........................     (249)
                                                               ------
Present value of future lease payments......................   $2,967
                                                               ======

    Rent expense on operating leases for the years ended December 31, 1998, 1999 and 2000 was $7,792, $9,369 and $9,949, respectively.

10. SHAREHOLDERS' EQUITY

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

    At December 31, 2000, 29,778 shares of $0.01 par value Series B preferred stock were issued and outstanding. Such shares were previously issued by ATC, are convertible into shares of Common Stock at a conversion ratio of one share of Series B preferred stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. Accrued dividends payable were $145 and $156 at December 31, 1999 and 2000, respectively.

    In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's then largest shareholder, Thayer Equity Investors III, L.P. ("Thayer Equity", and together the "Thayer-led group"), agreed to convert $12,132 of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of Preferred Stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred shares in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%. In consideration of the conversion of the

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

10. SHAREHOLDERS' EQUITY (CONTINUED)
subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity. The excess of the fair value of the convertible subordinated debt extinguished over the fair value of the securities issued was $6,300 which was recorded as an addition to paid-in capital as a result of this capital transaction.

11. EARNINGS PER SHARE

    Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock and convertible subordinated indebtedness. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would have an anti-dilutive effect.

    Basic and diluted weighted average shares outstanding for the years ended December 31, 1998, 1999 and 2000 were computed as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1998        1999        2000
                                                          --------   ----------   --------
                                                                   (IN THOUSANDS)
BASIC AND DILUTED(1)
Weighted average common shares outstanding..............   40,744      52,425      52,613
                                                           ------      ------      ------
                                                           40,744      52,425      52,613
Weighted average treasury shares........................     (361)       (382)       (609)
                                                           ------      ------      ------
  Shares used in EPS calculation........................   40,383      52,043      52,004
                                                           ======      ======      ======
ANTIDILUTIVE SECURITIES EXCLUDED FROM THE COMPUTATION OF
  DILUTED EPS FOR THE PERIODS INDICATED ARE AS FOLLOWS:

Shares issuable under option agreements.................    7,741       7,956      12,463
Shares issuable under warrant agreements................    2,756       2,756       2,756
Shares issuable upon conversion of preferred stock......       59      53,236      59,180
Shares issuable upon conversion of convertible debt.....    5,386       5,397       6,086

- ------------------------

(1) For the years ended December 31, 1998, 1999 and 2000, common stock equivalents are not included in diluted EPS calculations because their inclusion would have an anti-dilutive effect.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

12. INCOME TAXES

    The components of the income tax benefit applicable to continuing operations are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
Deferred
  Federal.........................................  $(2,617)   $(5,361)   $(2,004)
  State...........................................     (372)      (852)      (301)
                                                    -------    -------    -------
Total income tax benefit..........................  $(2,989)   $(6,213)   $(2,305)
                                                    =======    =======    =======

    A reconciliation of the expected statutory federal income tax benefit to the actual benefit based on pre-tax loss is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1998       1999       2000
                                                   --------   --------   --------
Expected federal tax benefit at the statutory
  rate...........................................  $(3,638)   $(14,136)  $(2,985)
State taxes, net of federal benefit..............     (535)       (554)     (196)
Goodwill amortization and acquisition costs......    1,151       8,173       832
Other items......................................       33         304        44
                                                   -------    --------   -------
                                                   $(2,989)   $ (6,213)  $(2,305)
                                                   =======    ========   =======

    The components of deferred taxes included in the accompanying consolidated balance sheets as of December 31, 1999 and 2000 are as follows:

                                                              1999       2000
                                                            --------   --------
Deferred tax assets:
  Bad debt reserve........................................  $   405    $   445
  Accrued expenses........................................      960      2,119
  Net operating loss carryforwards........................   13,389     13,053
  Deferred income.........................................       57         --
  Tax credits.............................................    1,142      1,142
  Other...................................................       12         23
                                                            -------    -------
Gross deferred tax assets.................................   15,965     16,782
Deferred tax liabilities:
  Effect of cash to accrual accounting change.............     (718)        --
  Depreciation............................................     (939)      (521)
  Other...................................................       --         --
                                                            -------    -------
Gross deferred tax liabilities............................   (1,657)      (521)
Valuation allowance.......................................     (709)      (709)
                                                            -------    -------
Net deferred tax asset....................................  $13,599    $15,552
                                                            =======    =======

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $34,000 and unutilized tax credits of approximately $1,100. Due to an ownership change and the

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

12. INCOME TAXES (CONTINUED)
separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carryforwards and tax credits begin to expire in 2013. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

13. COMMITMENTS AND CONTINGENCIES

    As a result of the Merger, the Company assumed certain commitments of ATC including: (a) ATC renegotiated the employment agreement with a former officer of ATC and entered into a consulting agreement with the former officer through December 1998, with a monthly consulting fee of $15, and (b) ATC entered into a release and separation agreement with an officer of ATC pursuant to which he continued to receive bimonthly payments based on his previous annual base salary rate of $400 for a period of one year. These payments ceased in October 1998.

    IQI had employment agreements with seven employees, five of whom were employed as of December 31, 1997, which provide for, among other matters, annual base compensation and certain additional compensation upon a change in control of the Company, as defined. In 1998, the Company incurred $1,162 of additional compensation related to these agreements, which is included in corporate selling, general and administrative expenses. In September 1999, the Company entered into a separation agreement with an officer of the Company whereby the officer would maintain his position with the Company through March 31, 2000. The officer received severance compensation through December 31, 2000 totaling $169.

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

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
CLIENT                                                      1998       1999       2000
- ------                                                    --------   --------   --------
AT&T:
  Customer solutions revenues...........................  $61,242    $58,648    $106,477
  Marketing research revenues...........................    1,451      1,020       1,313
                                                          -------    -------    --------
    Total AT&T revenues.................................  $62,693    $59,668    $107,790
                                                          =======    =======    ========
American Express:
  Customer solutions revenues...........................  $26,071    $38,850    $ 39,898
  Marketing research revenues...........................       --         --          70
                                                          -------    -------    --------
    Total American Express revenues.....................  $26,071    $38,850    $ 39,968
                                                          =======    =======    ========

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

    In September 1998, the Company initiated the Aegis Communications
Group, Inc. 1998 Stock Option and Restricted Stock Plan (the "1998 Plan") which provides for the granting of options to purchase up to a maximum of 9,000,000 shares of Common Stock to key employees, officers and directors of the Company and its operating subsidiaries. Options granted pursuant to the 1998 Plan are exercisable for 10 years from the date of the grant subject to vesting schedules. The Company may grant additional options at any time prior to September 2008. As a result of the adoption of the 1998 Plan, the Company will not grant any future option to purchase shares of Common Stock pursuant to the IQI Plan and ATC plans.

    The following table summarizes certain information related to options for common stock:

                                                   IQI PLAN/ATC PLANS                1998 PLAN
                                               ---------------------------   --------------------------
                                                            WEIGHTED AVG.                WEIGHTED AVG.
                                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                               ----------   --------------   ---------   --------------
Outstanding at December 31, 1997.............   3,740,725       $2.72               --          --
  Granted....................................     134,666       $2.08        1,083,000       $2.81
  ATC Options................................   3,384,000       $1.43               --          --
  Forfeited..................................    (248,604)      $1.45               --          --
  Exercised..................................    (353,055)      $2.72               --          --
                                               ----------       -----        ---------       -----
Outstanding at December 31, 1998.............   6,657,732       $2.10        1,083,000       $2.81
  Granted....................................          --          --        2,085,838       $1.02
  Forfeited..................................  (1,543,897)      $2.98         (147,000)      $1.25
  Exercised..................................    (174,820)      $0.87           (5,000)      $1.30
                                               ----------       -----        ---------       -----
Outstanding at December 31, 1999.............   4,939,015       $1.86        3,016,838       $1.43
  Granted....................................          --          --        6,694,000       $1.92
  Forfeited..................................  (1,102,427)      $2.86         (930,558)      $2.81
  Exercised..................................      (1,872)      $0.85         (152,280)      $2.79
                                               ----------       -----        ---------       -----
Outstanding at December 31, 2000.............   3,834,716       $1.57        8,628,000       $1.75
                                               ==========                    =========

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

15. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Included in options exercised in 1998 are 255,000 options granted pursuant to the ATC Plans, which were exercised subsequent to the Merger at prices ranging from $1.00 to $1.50.

    Information with respect to stock options outstanding is as follows:

                                      OPTIONS OUSTSTANDING                       OPTIONS EXERCISABLE
                        ------------------------------------------------   --------------------------------
                            NUMBER                           WEIGHTED          NUMBER
      RANGE OF            OUTSTANDING        WEIGHTED         AVERAGE        EXERCISABLE        WEIGHTED
      EXERCISE          AT DECEMBER 31,      AVERAGE         REMAINING     AT DECEMBER 31,      AVERAGE
       PRICES                2000         EXERCISE PRICE   LIFE (MONTHS)        2000         EXERCISE PRICE
- ---------------------   ---------------   --------------   -------------   ---------------   --------------
0.7$0 to $1.06....         3,421,342           $0.89          110.40            928,175           $0.98
1.0$8 to $1.63....         2,916,000           $1.39          108.52          1,896,000           $1.43
1.6$4 to $2.09....         5,499,884           $1.91           99.44          1,373,273           $2.08
2.1$0 to $4.00....           625,490           $3.17           50.16            625,490           $3.17
                          ----------                                          ---------
0.7$0 to $4.00....        12,462,716           $1.57          102.10          4,822,938           $1.75
                          ==========                                          =========

    The weighted-average fair value of options granted during 1998, 1999 and 2000 was $1.46, $0.68 and $1.22, respectively. The fair values of options issued prior and subsequent to the Merger were estimated on the dates of grant based on the fair value method and the Black-Scholes option pricing model, respectively, with the following assumptions:

                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             1998       1999       2000
                                                           --------   --------   --------
Expected life in years...................................     6.0        6.0        6.0
Risk-free interest rate..................................    5.40%      5.55%      6.35%
Dividend yield...........................................      --         --         --
Volatility factor........................................    63.9%      75.7%     100.3%

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
Net loss, as reported...........................  $(10,803)  $(34,176)  $(6,384)
Amortization of stock options' fair value, net
  of income tax.................................       695      1,090     1,850
                                                  --------   --------   -------
Pro forma net loss..............................  $(11,498)  $(35,266)  $(8,234)
                                                  ========   ========   =======
Pro forma basic and diluted net loss per
  share.........................................  $  (0.28)  $  (0.68)  $ (0.16)
                                                  ========   ========   =======

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

15. STOCK OPTIONS AND WARRANTS (CONTINUED)
    In April 1993, ATC initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to ATC's key employees, officers, and directors to purchase shares of ATC's common stock ("Advanced Common"). In December 1996, ATC initiated the ATC Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for holders of options to purchase shares of ATC Common to exchange shares of ATC Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged on the ratio of two shares of Common Stock for one share of Advanced Common. At December 31, 1999 and 2000, fully vested options to purchase 11,668 shares of ATC Common were outstanding. The options to purchase ATC Common outstanding at December 31, 1999 and 2000 are subject to the Rights Plan as discussed above.

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

    On July 6, 1998, the Company received an additional financing commitment from a Thayer-led group to advance to the Company up to an additional $4,000 in subordinated indebtedness. In connection with this commitment, the Company issued the Thayer-led group warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. The warrants were valued at $95. See "Note 8.--Subordinated Indebtedness."

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

16. EMPLOYEE BENEFIT PLANS

    In 1999, Aegis adopted a defined contribution 401(k) plan (the "Plan") covering all eligible employees of Aegis. Under the Plan, which replaces the ATC Plan and the IQI Plans, the Company contributes up to 3% of eligible employee salaries at the rate of $0.50 for every dollar the employee

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

16. EMPLOYEE BENEFIT PLANS (CONTINUED)
contributes. Employer matching contributions to the Plan for the year ended December 31, 1999 and 2000, were approximately $138 and $486, respectively.

    During 1991, ATC adopted a defined contribution 401(k) plan (the "Advanced Plan") covering all eligible employees, as defined. Eligible employees could elect to contribute up to 20% of their compensation, not to exceed $10 per year. The Company could, at its discretion, match employee contributions. There was no employer matching contribution made in 1998, 1999 or 2000.

    IQI has two qualified defined contribution 401(k) plans (the "IQI Plans") covering all eligible employees of IQI. Under the IQI Plan which covered EBA and Lexi employees, IQI contributed up to 4% of eligible employee salaries at the rate of $0.50 for every dollar the employee contributed ($0.25 for every dollar, for fiscal years ended July 31, 1996 and prior). Under the IQI Plan which covered InterServ employees, IQI contributed amounts on a discretionary basis equal to a percentage of each eligible employee's salary deferral, subject to amounts allowed by the Internal Revenue Service. Contributions to the IQI Plans for the years ended December 31, 1998 and 1999, were approximately $84 and $290, respectively.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

17. RELATED PARTY TRANSACTIONS

    As of December 31, 2000, Michael G. Santry, a director of the Company, owes the Company approximately $2,200, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7% and is secured by 7,000 shares of Aegis Common Stock, options to purchase 1,750,000 shares of Aegis Common Stock held by Mr. Santry and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. In July 2000, October 2000, and January 2001,
Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel options to purchase 1,312,500 shares of our Common Stock held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999.

    During the year ended July 31, 1996, an affiliate of IQI purchased a building in which the Company is leased space. Total rent expense relating to this space and additional space leased from this affiliate amounted to approximately $395 and $262 for the years ended December 31, 1998 and 1999, respectively. The Company did not renew the lease on this space and did not occupy this space during 2000.

    On occasion from 1997 through 1999, Thayer and a Thayer-led group have provided financing and financing assistance to the Company. See further discussion in "Note 8. Subordinated Indebtedness" and "Note 15. Stock Options and Warrants."

    As previously noted, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F Shares to the Questor Investors for an aggregate purchase price of $46.75 million. The Company used this money to repay outstanding bank debt and to pay transaction costs, including a $1,700 transaction fee to Questor Management Company. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share. The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. For the year ended December 31, 2000, accrued dividends on the Preferred F Shares were added to the investment value of such shares.

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

17. RELATED PARTY TRANSACTIONS (CONTINUED)
    As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively beneficially own approximately 49.9% of the Company's voting issued and outstanding Common Stock and approximately 39.2% of the Company's Common Stock and Common Stock equivalents outstanding at December 31, 2000.

    In addition, we granted the Questor Investors certain registration rights with respect to the shares of Common Stock underlying the Series F Preferred Stock. We agreed that, upon written request from the holders of more than 50% of the Series F Preferred Stock, we would file and cause to become effective one registration on a form other than Form S-3 and up to three registrations on Form S-3 covering the Common Stock issued or issuable upon exercise or conversion of the Series F Preferred Stock held by the Questor Investors. The Questor Investors may require a "shelf" registration that would remain effective for at least one year. The Company further agreed to provide the Questor Investors with certain "incidental", or "piggyback" registration rights, subject to rights of the Company's underwriters to "cut back" the number of shares to be included in such registrations. At the same time the Company granted these rights to the Questor Investors, the Company also granted the same rights to the Thayer Investors. Previously, the Company had granted the Thayer Investors certain demand and piggyback registration rights, but with respect only to certain shares issued in the subordinated debt and warrant transactions described above. The new grant extends these rights to all shares of Common Stock held by the Thayer Investors, including shares issued in connection with the merger with IQI.

18. SEGMENTS

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, CRM solutions and marketing research services, which are managed separately because each provides different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies. See "Note 2. Summary of Significant Accounting Policies." The CRM solutions segment provides large corporations with customized multi-channel contact programs designed to strengthen our clients' relationships with their customers. CRM solutions consist primarily of telephone-based customer service and marketing programs as well as e-care capabilities, which comprise handling a variety of customer contacts through our clients' Internet web-sites, with our phone-based customer service offerings. The marketing research segment provides its clients, representing a broad range of industries, with marketing research measuring customer satisfaction, likelihood of customer

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

18. SEGMENTS (CONTINUED)
retention, point-of-sale research, full service quantitative and qualitative research, segmentation and market structure, and marketing services. Business segment information is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
REVENUES:
  CRM solutions...............................  $195,355   $219,066   $267,496
  Marketing research..........................    32,683     27,202     27,868
                                                --------   --------   --------
    Total.....................................  $228,038   $246,268   $295,364
                                                ========   ========   ========
OPERATING INCOME (LOSS):
  CRM solutions...............................  $  3,535   $(11,138)  $  1,384
  Marketing research..........................      (262)      (850)      (808)
  Non-cash asset impairment charge............        --    (20,399)        --
  Restructuring and other charges.............    (8,395)      (541)    (3,539)
                                                --------   --------   --------
    Total.....................................  $ (5,122)  $(32,928)  $ (2,963)
                                                ========   ========   ========
TOTAL ASSETS:
  CRM solutions...............................  $161,699   $142,491   $157,847
  Marketing research..........................    18,845     18,094     17,135
                                                --------   --------   --------
    Total.....................................  $180,544   $160,585   $174,982
                                                ========   ========   ========
DEPRECIATION AND AMORTIZATION:
  CRM solutions...............................  $  9,316   $ 12,366   $ 13,446
  Marketing research..........................       702        588        447
  Acquisition goodwill amortization...........     2,876      2,723      2,378
                                                --------   --------   --------
    Total.....................................  $ 12,894   $ 15,677   $ 16,271
                                                ========   ========   ========

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

19. UNAUDITED QUARTERLY FINANCIAL DATA

                                                                  THREE MONTHS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                    2000        2000         2000            2000
                                                  ---------   --------   -------------   ------------
                                                                (DOLLARS IN THOUSANDS)
Revenues........................................   $72,569    $ 70,014      $74,142         $78,639
Operating income (loss).........................       944     (13,929)       4,231           5,791
Income (loss) before income taxes...............      (249)    (15,285)       2,717           4,128
Net income (loss)...............................      (397)    (10,592)       1,853           2,752
Preferred stock dividends.......................     1,612       1,658        1,733           1,772
Net income (loss) after preferred stock
  dividends.....................................   $(2,009)   $(12,250)     $   120         $   980
Basic and diluted income (loss) per common
  share.........................................   $ (0.04)   $  (0.24)     $  0.00         $  0.02
Weighted average common shares:
  Basic.........................................    51,754      52,002       52,086          52,171
  Diluted.......................................    51,754      52,002       52,157          52,204

                                                                   THREE MONTHS ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     1999        1999         1999            1999
                                                   ---------   --------   -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Revenues.........................................   $61,815    $58,024       $61,069         $65,360
Operating loss...................................   (23,660)    (5,039)       (4,207)            (22)
Loss before income taxes.........................   (25,401)    (6,878)       (6,118)         (1,992)
Net loss.........................................   (23,830)    (4,467)       (4,022)         (1,857)
Preferred stock dividends........................        --         11           455             742
Net loss after preferred stock dividends.........   (23,830)    (4,478)       (4,477)         (2,599)
Basic and diluted loss per common share..........   $ (0.46)   $ (0.09)      $ (0.09)        $ (0.05)
Weighted average common shares:
  Basic and diluted..............................    51,950     52,403        52,227          51,949

20. SUBSEQUENT EVENT

    On March 1, 2001, the Company received an offer from an acquisition group made up of its principal shareholders for the purchase of all of the outstanding shares of Common Stock not already owned by the acquisition group at a price of $1.00 per share in cash. Questor and certain affiliated funds are leading the acquisition group and are expected to fund the transaction. The acquisition group will include Thayer and certain affiliated funds and is expected to include certain other significant shareholders. It is anticipated that Thayer and certain other significant shareholders would receive approximately
$10 million of cash in exchange for certain of the Company's securities held by such shareholders.

    The offer was made to the Company's Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee is expected to engage its own financial advisor and legal counsel in connection with the proposed transaction.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEUDLE

To the Board of Directors and Shareholders of Aegis Communications Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 2, 2001, except for Note 20, as to which the date is March 15, 2001, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2001

                        AEGIS COMMUNICATIONS GROUP, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                             BALANCE AT    BALANCE    CHARGED TO               BALANCE AT
                                             BEGINNING    ACQUIRED    COSTS AND       NET         END
DESCRIPTION                                   OF YEAR     IN MERGER    EXPENSES    WRITE-OFF    OF YEAR
- -----------                                  ----------   ---------   ----------   ---------   ----------
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts............    $  550       $334         $747        $(294)      $1,337
Deferred tax asset valuation allowance.....    $  103       $ --         $606        $  --       $  709

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts............    $1,337       $ --         $697        $(976)      $1,058
Deferred tax asset valuation allowance.....    $  709       $ --         $ --        $  --       $  709

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts............    $1,058       $ --         $790        $(609)      $1,239
Deferred tax asset valuation allowance.....    $  709       $ --         $ --        $  --       $  709

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AEGIS COMMUNICATIONS GROUP, INC.
                                          (The Registrant)

Dated: March 23, 2001                                 By:               /s/ HUGH E. SAWYER
                                                           --------------------------------------------
                                                                          Hugh E. Sawyer
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 23, 2001                                 By:               /s/ HUGH E. SAWYER
                                                           --------------------------------------------
                                                                          Hugh E. Sawyer
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:              /s/ MICHAEL J. GRAHAM
                                                           --------------------------------------------
                                                                         Michael J. Graham
                                                           EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                                                              OFFICER

Dated: March 23, 2001                                 By:                /s/ JOHN R. BIRK
                                                           --------------------------------------------
                                                                           John R. Birk
                                                                  CHAIRMAN OF THE BOARD, DIRECTOR

Dated: March 23, 2001                                 By:                /s/ DEAN ANDERSON
                                                           --------------------------------------------
                                                                           Dean Anderson
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:                /s/ EDWARD BLANK
                                                           --------------------------------------------
                                                                           Edward Blank
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:             /s/ STANTON D. ANDERSON
                                                           --------------------------------------------
                                                                        Stanton D. Anderson
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:               /s/ HENRY L. DRUKER
                                                           --------------------------------------------
                                                                          Henry L. Druker
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:            /s/ PETER D. FITZSIMMONS
                                                           --------------------------------------------
                                                                       Peter D. Fitzsimmons
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:              /s/ FREDERIC V. MALEK
                                                           --------------------------------------------
                                                                         Frederic V. Malek
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:               /s/ KEVIN J. PROKOP
                                                           --------------------------------------------
                                                                          Kevin J. Prokop
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:                /s/ PAUL G. STERN
                                                           --------------------------------------------
                                                                           Paul G. Stern
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:               /s/ DAVID M. WATHEN
                                                           --------------------------------------------
                                                                          David M. Wathen
                                                                             DIRECTOR

Dated: March 23, 2001                                 By:               /s/ JOSH S. WESTON
                                                           --------------------------------------------
                                                                          Josh S. Weston
                                                                             DIRECTOR