Form 10-K/A
period 2000-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2001-04-30
CIK 778426

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
           DECEMBER 31, 2000.

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of April 26, 2001 was approximately $21.0 million.

    As of April 26, 2001, 52,116,134 shares of Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

REASON FOR AMENDMENT

    Items previously incorporated by reference in Part III of this report to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, are now disclosed in Part III of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names and ages of all directors and executive officers of the Company as of April 18, 2001, as well as all positions and offices held by each person and his term in each position or office.

NAME                                 AGE      POSITION WITH THE COMPANY OR SUBSIDIARY      SINCE
----                               --------   ---------------------------------------  --------------
John R. Birk                          49      Chairman of the Board                       May 1999

Hugh E. Sawyer                        47      President and Chief Executive Officer      April 2000
                                              and Director
                                                                                          May 2000

Michael J. Graham                     40      Executive Vice President and Chief          May 2000
                                              Financial Officer

Richard Interdonato                   52      Executive Vice President and Chief         March 1999
                                              Operating Officer

Donald L. Jones                       52      Executive Vice President--Client           March 2000
                                              Development

Thomas P. Franklin                    52      Executive Vice President--               November 2000
                                              Administration

Herman M. Schwarz                     38      President--Elrick and Lavidge Marketing  November 2000
                                              Research Division

Dean Anderson                         35      Director                                 December 1999

Stanton D. Anderson                   60      Director                                   March 2001

Edward Blank                          65      Director                                   July 1998

Henry L. Druker                       47      Director                                 December 1999

Peter D. Fitzsimmons                  44      Director                                 December 1999

Frederic V. Malek                     64      Director                                   July 1998

Kevin J. Prokop                       33      Director                                 December 1999

Paul G. Stern                         62      Director                                   July 1998

David M. Wathen                       48      Director                                    May 2000

Josh S. Weston                        72      Director                                 December 2000

    JOHN R. BIRK was elected as Chairman of the Board of the Company in May 1999. Since February 1996, Mr. Birk has been an operating executive with Evercore Partners, Inc., which, in addition to making private equity investments, provides merger, acquisition and strategic restructuring advice to Fortune 500 companies. From 1995 to February 1996, Mr. Birk served as President of Ideon Group, Inc. following Ideon's acquisition of Wright Express Corp., where he was President, CEO and a director from 1992 through 1995. From 1988 to 1992, Mr. Birk was President, COO and a director of ADVO, Inc., a publicly-traded direct mail and marketing services company. Prior to that, he served in a variety of senior executive positions with Sprint, Inc. including Group President--Western Group, President--US Sprint Northeast Division, and President of US Telecom Communications Services Co. Mr. Birk also has held executive and management positions with MCI, the Pepsi Cola Company and Procter & Gamble. Mr. Birk is a past Chairman of National Leisure Group, Inc. and Wright Express Corp. He currently serves on the boards of Specialty Products & Insulation Co., and T. O. Richardson Mutual Funds.

    HUGH E. SAWYER was named President and Chief Executive Officer of the Company on April 17, 2000 and was elected to the Board of Directors in May 2000. Most recently Mr. Sawyer served as President of Allied Automotive Group, Inc., a subsidiary of Allied Holdings, Inc. From 1996 to 1999 he served as President and Chief Executive Officer of National Linen Service, a subsidiary of National Service Industries, Inc. From 1995 to 1996, he was President of the Cunningham Group. From 1988 to 1995, Mr. Sawyer served as President and Chief Operating Officer of Wells Fargo Armored Services Corp., a subsidiary of Borg Warner.

    MICHAEL J. GRAHAM joined Aegis as Executive Vice President and Chief Financial Officer in May of 2000. From 1997 to May 2000, Mr. Graham served as Vice President and Chief Financial Officer of Club Sports International. From 1996 to 1997, he was Vice President and Chief Financial Officer for Sunbeam Outdoor Products, a division of Sunbeam Corporation. Prior to joining the Sunbeam Corporation, Mr. Graham served in several senior finance positions with Quaker Oats Company from 1989 to 1996.

    RICHARD INTERDONATO was named Executive Vice President and Chief Operating Officer in March of 1999. From 1996 through 1998, Mr. Interdonato was Principal of RMI Associates, Inc., which provided management consulting services, including strategic planning, product development and the expansion of business opportunities, to companies including American Express, Fidelity Investments and Credentials International. From 1994 through 1996, Mr. Interdonato was Executive Vice President of Operations for Safecard Services, Inc. From 1973 through 1992, he held a variety of positions of increasing responsibility with American Express Company, including a position in which he lead the development of systems and operational structure to support the launch of the Optima Card in the U.S., as well as the Gold Card in Tokyo, Japan.

    DONALD L. JONES was named Executive Vice President--Client Development in March of 2000. From 1996 to 2000, Mr. Jones served as Vice President for Cap Gemini America, Inc., a provider of information technology and management consulting services. From 1994 to 1996, Mr. Jones served as Vice President of Business Development for Transaction Strategies, Inc. From 1979 to 1994,
Mr. Jones served in a variety of management roles with Digital Equipment Corporation, including U.S. Sales Manager for Small and Mid-Sized Enterprises and Director of Sales for the Americas' Components Products Group.

    THOMAS P. FRANKLIN was named Executive Vice President--Administration in November of 2000. From 1996 to 2000, Mr. Franklin served as Vice President--Employee Relations/Labor & Employment Counsel with National Linen Service. From 1994 to 1996, Mr. Franklin was Associate General Counsel, Human Resources for Central Health Services, Inc. Prior to this role, Mr. Franklin held senior human resources and counsel positions with Wells Fargo Armored Service Corp., Russell Stover Candies, and Shughart, Thomson & Kilroy P.C.

    HERMAN M. SCHWARZ was named President of our Elrick and Lavidge Marketing Research Division in November 2000. From 1992 to 2000, Mr. Schwarz held several senior management positions with National Service Industries, including President of Selig Industries, a $32 million specialty chemical company, and Senior Vice President responsible for sales and marketing for National Linen Service.

Mr. Schwarz also served as Vice President--Healthcare and Vice
President--Strategic Planning while with National Service Industries.

    DEAN ANDERSON has been a Managing Director of Questor Management Company, LLC ("Questor Management") since January 2001. Questor Management manages Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P. and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Funds"), which hold all of the Company's outstanding shares of Series F Convertible Preferred Stock. From January 1998 through December 2000,
Mr. Anderson served as a Vice President of Questor Management and was an Associate of Questor Management from December 1995 to December 1997.

    STANTON D. ANDERSON is a partner in the Federal Regulatory Group in McDermott, Will, & Emery's Washington D.C. office, and has been with the firm since February 1995. Mr. Anderson represents a number of international clients as well as a number of start-up, high-tech Internet companies for the firm. He is also Chairman of the board of directors of Global USA, Inc, a member of the board of directors of CB Richard Ellis, Inc. and of The Center for International Private Enterprise, legal counsel to Jobs for America's Graduates, and serves as a member of the Board of Advisors of Westmont College.

    EDWARD BLANK, former Vice Chairman and founder of IQI, Inc. is one of the pioneers of the telemarketing industry. He founded IQI's predecessor company in 1968, and, under his direction, IQI grew to be one of the largest telemarketers in the U.S. Prior to establishing IQI, Mr. Blank was associated with Litton Industries, Benton & Bowles Advertising and NBC in senior marketing research capacities.

    HENRY L. DRUKER has been a Principal of Questor Management since
January 1999. Mr. Druker was a Managing Director of Questor Management from 1995 to January 1999. Prior to joining Questor Management, Mr. Druker was a Principal with Jay Alix & Associates, a turnaround and crisis management firm, from 1992 to 1995. Previously, he held positions as an Associate in corporate finance at Goldman, Sachs & Co., a Managing Director and head of the leveraged buyout group at L.F. Rothschild, Inc. and a Partner in the New York office of Toronto-based merchant bank Gordon Capital.

    PETER D. FITZSIMMONS has been a Principal of Jay Alix & Associates since November 1997. Prior to joining Jay Alix & Associates as a Senior Associate in November 1995, Mr. Fitzsimmons was a Senior Manager with Ernst & Young, LLP's Restructuring Consulting Group from August 1990 through October 1995.

    FREDERIC V. MALEK has been a Director since July 1998. Mr. Malek founded Thayer Capital Partners in 1991 and co-founded Thayer Equity Investors III, L.P. ("Thayer Equity") in 1995. From 1989 to 1991, Mr. Malek was President and then Vice-Chairman of Northwest Airlines. Prior to that time, Mr. Malek served as President of Marriott Hotels and Resorts from 1980 to 1988. Mr. Malek currently serves as a director of American Management Systems, Inc., Automatic Data Processing Corp., CB Richard Ellis Services, Inc., FPL Group, Inc., Global Vacation Group, Inc., HCR Manor Care, Inc., Northwest Airlines Corp., and various PaineWebber mutual funds.

    KEVIN J. PROKOP has been a Vice President of Questor Management since January 2001. He served as an Associate of Questor Management between
January 1999 and December 2000. Prior to joining Questor Management, Mr. Prokop was an Associate with Jay Alix & Associates from December 1997 through
December 1998. From August 1995 to December 1997, he was an Associate and Engagement Manager at McKinsey & Company. Previously he was an Associate at Kleinwort Benson, Ltd. and First Chicago-NBD Capital Markets, where he worked on buyouts and middle market mergers and acquisitions.

    PAUL G. STERN has been a Director of the Company since July 1998 and served as Co-Chairman of our Board of Directors from that time through May 1999.
Dr. Stern is a founding partner of Arlington Capital Partners, which was established in 1999, and he co-founded Thayer Equity in 1995. Prior to that, Dr. Stern was a Special Limited Partner at Forstmann Little & Co. From 1989 until 1993, Dr. Stern served as the Chairman and CEO of Northern Telecom Ltd. Prior to that time, Dr. Stern served as President and Chief Operating Officer of Burroughs (later Unisys) Corporation, Corporate Vice President and later President of Commercial Electronics Operations at Rockwell International Corporation and Chairman and Chief Executive Officer of Braun AG in Germany.
Dr. Stern serves on the Boards of Dow Chemical Company and Whirlpool
Corporation.

    DAVID M. WATHEN has been a Principal of Questor Management since
January 2000. Prior to joining Questor Management, from October 1997 through December 1999, Mr. Wathen served as Senior Vice President and Group Executive of Eaton Corporation, where he had primary responsibility for Eaton's electrical business, comprised of Cutler-Hammer and the former Westinghouse electrical business. From April 1996 through October 1997, Mr. Wathen was President of AlliedSignal's Friction Materials Division, and from January 1992 through
April 1996, Mr. Wathen was president of several divisions of Emerson Electric. Mr. Wathen began his career at General Electric in 1978 and left GE to join Emerson Electric in 1990.

    JOSH S. WESTON retired as active Chairman of the Board for Automatic Data Processing, Inc. (ADP) and was named Honorary Chairman in 1998. In addition to his previous role as Chairman, Mr. Weston held various positions with ADP including Chief Operating Officer from 1977 to 1982 and Chief Executive Officer from 1982 to 1996. Mr. Weston serves on the Boards of Directors of ADP, Russ Berrie & Co., Inc., Gentiva Health Services and J. Crew and is also active on other pro bono and advisory boards.

    Each director serves until the next annual meeting of the Company's shareholders and until the director's successor is duly elected. Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the above named officers and directors of the Company.

STOCKHOLDERS AGREEMENT

    In the Questor transaction, the Questor Investors and a group of related investment funds we refer to as the Thayer Investors signed a Stockholder's Agreement. The Stockholders Agreement provides that the Thayer Investors and the Questor Investors must satisfy a "right of first offer" to the other prior to a transfer of its shares to a third party. The Stockholders Agreement also provides that the Questor Investors and the Thayer Investors will provide each other with certain "tag-along" rights in the event of a sale or transfer of shares to a third party. The Thayer Investors and the Questor Investors are required to use their best efforts to vote all of their shares to elect and continue in office twelve directors, six of whom are nominated by the Questor Investors and six of whom are nominated by Thayer.

    The Questor Investors have agreed that they will use their best efforts to cause their Board designees to abstain from voting on any Board action in connection with the optional redemption of the Preferred F Shares. Further, the Thayer Investors have agreed that they will use their best efforts to cause their Board designees to abstain from voting on any Board action in connection with the repayment of the Promissory Note by and among IQI, Blank and the Blank Trust dated April 16, 1998, in the original aggregate principal amount of $1.0 million, and the Promissory Note by and between IQI and Thayer Equity dated April 16, 1998, in the original principal amount of $2.0 million, or the redemption or repurchase of any or all of either the Series D Preferred Stock or the Series E Preferred Stock. Additionally, each committee of the Board will be constituted so that the number of Questor Designees (as defined in the Stockholders Agreement) and Thayer Stockholder Designees (as defined in the Stockholders' Agreement) on any such committee is as nearly as possible in the same proportion as the number of Questor Designees and Thayer Stockholder Designees on the entire Board.

    The Stockholders Agreement and the Bylaws also provide that certain major decisions will require the affirmative vote of not less than three-fourths of the directors of the Board. Those decisions consist of the following:

    1. Issuing shares, including any indebtedness convertible into shares, or any other form of equity in the Company or any subsidiary of the Company other than a) granting options to directors or employees of the Company pursuant to any incentive or other benefit plan adopted by the Board,
       b) issuing shares of Common Stock pursuant to the exercise of such options and c) issuing shares of Common Stock or any security, including any debt convertible into shares of Common Stock, or any other form of equity in the Company, in one or more offerings, where the aggregate purchase price for all such issuances does not exceed $500,000.

    2.  Adoption of any stock-based employee benefit plan by the Company.

    3. Incurring debt or entering into guarantees for borrowed money (excluding trade payables) in excess of $2,500,000 in a 12-month period, subject to certain exceptions.

    4. Selling, leasing, pledging or granting a security interest or encumbrance in all or substantially all of the Company's or any subsidiary of the Company's assets, except in connection with the incurrence of indebtedness for borrowed money that does not involve a major decision under 3 above.

    5. Acquiring (whether through an asset purchase, merger, equity purchase or otherwise) any assets (excluding acquisitions of raw materials and supplies in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2,000,000.

    6. Selling or otherwise disposing of any assets (excluding sales or other dispositions of inventory in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2,000,000.

    7.  Amending the By-laws or the Certificate of Incorporation of the Company.

    8. Any Change of Control Transaction (as defined in the Stockholders Agreement).

    9. Executing or delivering any assignment for the benefit of creditors of the Company

    10. Filing any voluntary petition in bankruptcy or receivership with respect to the Company.

    11. Taking any action while there is a vacancy on the Board, including without limitation the filling of such vacancy.

COMPLIANCE WITH SEC REPORTING REQUIREMENTS

    Under the securities laws of the United States, our directors, executive officers, and any persons holding more than 10% of our outstanding Common Stock (collectively, "insiders") are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC" or the "Commission"). The SEC's rules require insiders to provide us with copies of all Section 16(a) reports that the insiders file with the Commission. Specific due dates have been established by the SEC, and we are required to disclose in this proxy statement any failure to file by those dates. Based solely upon our review of copies of Section 16(a) reports that we received from insiders for their 2000 transactions, we believe that our insiders have complied with all Section 16(a) filing requirements applicable to them during 2000.

ITEM 11. EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

    This table provides individual compensation information for the last three fiscal years on persons serving as Chief Executive Officer of the Company, and the four other most highly compensated executive officers of the Company during the fiscal year ended December 31, 2000. Bonus amounts are the dollar value of bonus earned (but not necessarily paid) in the year covered.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                    COMPEN-
                                                                                     SATION
                                               ANNUAL COMPENSATION                   AWARDS
                                  ----------------------------------------------   ----------
                                                                         OTHER     LONG-TERM      ALL
                                                                        ANNUAL     SECURITIES    OTHER
                                   FISCAL                               COMPEN-    UNDERLYING   COMPEN-
NAME AND PRINCIPAL POSITION         YEAR      SALARY $     BONUS $     SATION $     OPTIONS     SATION $
---------------------------       --------   ----------   ----------   ---------   ----------   --------
STEPHEN A. McNEELY .............    2000        350,000      100,000      12,000(1)              14,513
  Former Chief Executive            1999        350,000      225,000      26,119(1)              15,236
  Officer and President             1998        325,000

HUGH E. SAWYER .................    2000        264,600(3)    750,000(4)                             --
  Chief Executive Officer           1999             --                                              --
  and President                     1998             --                                              --

RICHARD INTERDONATO ............    2000        268,558      275,000      85,000(6)                  --
  Executive Vice President and      1999        233,951(5)    125,000                                --
  Chief Operating Officer           1998             --           --                                 --

MICHAEL J. GRAHAM ..............    2000        142,789(7)    273,750(8)    87,391(9)                --
  Executive Vice President and      1999             --           --                                 --
  Chief Financial Officer           1998             --           --                                 --

THOMAS J. FLYNN ................    2000        200,962(10)     50,000    25,000(12)                 --
  Former President of               1999        190,000       47,500                                 --
  Elrick & Lavidge                  1998         36,538(11)         --                               --
  Marketing Research Division

DONALD L. JONES ................    2000        177,404(13)    205,630(14)                           --
  Executive Vice President          1999             --           --                                 --
  Client Development                1998             --           --                                 --

------------------------

(1) Includes a $12,000 car allowance in 1999, and a $15,246 car allowance and $10,873 in relocation costs in 1998 paid by Aegis on Mr. McNeely's behalf. Mr. McNeely resigned from Aegis effective April 17, 2000.

(2) Includes $14,513 in 1999 and $15,236 in 1998 paid for additional life insurance and long-term disability coverage and other perquisites paid to or on behalf of Mr. McNeely.

(3) The amount indicated is the salary paid to Mr. Sawyer from the commencement of his employment with Aegis, on April 17, 2000 through December 31, 2000.

(4) Includes $250,000 sign-on bonus, a $375,000 incentive bonus earned in 2000, and paid in March 2001, and a $125,000 discretionary bonus earned in 2000, and paid in March 2001.

(5) The amount indicated is the salary paid to Mr. Interdonato from the commencement of his employment with Aegis, on March 9, 1999, through December 31, 1999.

(6) Includes $85,000 in relocation costs paid by Aegis on Mr. Interdonato's behalf.

(7) Mr. Graham joined Aegis as Executive Vice President and Chief Financial Officer on May 8, 2000. The amount indicated is the salary paid to Mr. Graham from the commencement of his employment with Aegis through December 31, 2000.

(8) Includes $5,000 sign-on bonus, a $168,750 incentive bonus earned in 2000, and paid in March 2001, and a $100,000 discretionary bonus earned in 2000, and paid in March 2001.

(9) Includes $87,391 in relocation costs paid by Aegis on Mr. Graham's behalf.

(10) Mr. Flynn executed a separation agreement with the Company on February 26, 2001, to be effective April 1, 2001.

(11) The amount indicated is the salary paid to Mr. Flynn from the commencement of his employment with Aegis, on October 21, 1998, through December 31, 1998.

(12) Includes $25,000 in relocation costs paid by Aegis on Mr. Flynn's behalf.

(13) The amount indicated is the salary paid to Mr. Jones from the commencement of his employment with Aegis, on March 13, 2000, through December 31, 2000.

(14) Includes $65,000 paid as a sign-on bonus and a $140,630 incentive bonus earned in 2000, and paid in March 2001.

STOCK OPTION PLANS

    On July 9, 1998 we completed the acquisition of IQI, Inc., a New York corporation ("IQI").

    In November 1996, IQI established its 1996 Incentive Stock Option Plan. The IQI Plan provided for the award of incentive stock options to directors, officers, key employees and members of Thayer's Advisory Board. The IQI Plan was administered by a compensation committee, as established by IQI's board of directors. IQI reserved 3,929,774 shares of common stock for issuance under the IQI Plan. The IQI Plan remains in place, although Aegis common shares are substituted for IQI shares upon exercise of options.

    Prior to the merger with IQI, our shareholders approved two stock option plans, which provided for the granting of options to purchase up to 5,000,000 shares of our common stock to key employees, officers and directors. When we completed the merger with IQI, options to purchase 4,447,000 shares of Common Stock granted pursuant to these two plans were outstanding.

    In September 1998, we adopted the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan, which allows us to grant options to purchase up to a maximum of 9,000,000 shares of Common Stock to key employees, officers and directors. These options are generally exercisable for 10 years from the date of the grant, subject to vesting schedules. We may grant options under this plan at any time prior to September 2008. Because we have the 1998 Plan, we do not intend to grant any future options to purchase shares of Common Stock pursuant to the IQI Plan or our two older Company Plans.

OPTION GRANTS AND HOLDINGS

2000 OPTION GRANTS

    We made the following grants of stock options to our "named executive officers" in 2000.

                                                 % OF TOTAL                           POTENTIAL REALIZABLE VALUE AT
                                    NUMBER OF     OPTIONS                                ASSUMED ANNUAL RATES OF
                                    SECURITIES   GRANTED TO                           STOCK PRICE APPRECIATION FOR
                                    UNDERLYING   EMPLOYEES                                 OPTION TERM (1)(2)
                                     OPTIONS     IN FISCAL    EXERCISE   EXPIRATION   -----------------------------
NAME                                 GRANTED        YEAR       PRICE        DATE          5%              10%
----                                ----------   ----------   --------   ----------   -----------   ---------------
Hugh E. Sawyer....................  3,000,000       46.9%       1.81       4/17/10     (848,734)       1,864,901
                                      250,000        3.9%       0.87      12/12/10      112,887          248,077

Richard Interdonato...............    100,000        1.6%       1.94       2/24/10      (41,291)          49,163

                                       50,000        0.8%       0.70      12/13/10       22,011           55,781

Michael J. Graham.................    350,000        5.5%       1.19        5/8/10      296,141          718,262

                                      100,000        1.6%       0.70      12/13/10       44,023          111,562

Thomas J. Flynn (3)...............     50,000        0.8%       1.94        5/1/01      (47,781)         (45,438)

Donald L. Jones...................    350,000        5.5%       1.56        3/7/10      309,170          815,715

                                       50,000        0.8%       0.70      12/13/10       22,011           55,781

------------------------

(1) Potential realizable value is based on the assumption that the Company's Common Stock price appreciates at the annual rate shown (compounded annually) from the date of the grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the Securities and Exchange Commission. The actual value, if any, a named executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised (if the executive were to sell the shares on the date of exercise). Accordingly, there is no assurance that the value actually realized will be at or near the potential realizable value as calculated in this table.

(2) These options have a term of 10 years from the date of grant.

(3) Mr. Flynn entered into a separation agreement with the Company on February 26, 2001, to be effective April 1, 2001.

2000 YEAR-END OPTION VALUES

    The following table sets forth certain information with respect to the shares underlying unexercised options held as of December 31, 2000, by our "named executive officers.

                                                  NUMBER OF SECURITIES
                                                       UNDERLYING                VALUE OF UNEXERCISED "IN-THE-
                                               UNEXERCISED OPTIONS AS OF              MONEY" OPTIONS AS OF
                                                   DECEMBER 31, 2000                  DECEMBER 31, 2000(1)
                                             ------------------------------      ------------------------------
NAME                                         EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                                         -----------      -------------      -----------      -------------
Stephen A. McNeely.........................   1,121,936                --           $ --             $   --

Hugh E. Sawyer.............................     500,000         2,750,000           $ --             $   --

Richard Interdonato........................     300,000           350,000           $ --             $4,845

Michael J. Graham..........................     116,667           333,333           $ --             $9,690

Thomas J. Flynn(2).........................      83,334            91,666           $ --             $   --

Donald L. Jones............................     116,667           283,333           $ --             $4,845

------------------------

(1) Based on the closing price per share of the Common Stock on December 29, 2000, as reported by the NASD's Electronic Over-the-Counter Bulletin Board, which was $0.7969, less the exercise price payable for such shares.

(2) Mr. Flynn entered into a separation agreement with the Company on February 26, 2001, to be effective April 1, 2001.

EMPLOYMENT AGREEMENTS

    JOHN R. BIRK entered into an employment agreement effective May 28, 1999, pursuant to which he serves as our Chairman of the Board. Under the employment agreement, Mr. Birk is entitled to receive annual compensation, which was $174,180 in 2000. Mr. Birk's options vest immediately in the event of a change in control (as defined in the option agreement) of the Company and accelerate upon his removal as Chairman (as defined in his employment agreement). Mr. Birk also has incidental registration rights with respect to 100,000 shares of Common Stock he purchased from the Company when he was elected Chairman of the Board.

    HUGH E. SAWYER entered into an employment agreement, effective April 17, 2000, pursuant to which he serves as President and Chief Executive Officer. Under the employment agreement, Mr. Sawyer received a signing bonus, and is entitled to receive a minimum base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Sawyer of up to twenty-four months' salary as severance compensation if the company terminates Mr. Sawyer's employment without cause or in certain other employment related events (as detailed in the employment agreement). Mr. Sawyer also agreed to purchase from the Company 83,000 shares of the company's Common Stock at a price per share of $1.812 or $150,396 total. In connection with the employment agreement, the Company also granted Mr. Sawyer two options to purchase up to 1,500,000 shares each, or 3,000,000 shares in the aggregate, at $1.812 per share. One option, (the "time-based" option) vests in three installments of 500,000 shares each on April 17, 2001, April 17, 2002, and April 17, 2003. The time-based options vest immediately in the event of a change in control of the Company or a termination of Mr. Sawyer's employment without cause (as each is defined in the option agreement). The other option (the "performance option") vests in increments of 333,333 shares depending on the percentage level of the internal rate of return that the Questor Investors recognize upon a liquidation event, and if such options have not otherwise vested by such date and Mr. Sawyer is still serving as President and Chief Executive Officer of the Company, the options vest on October 17, 2009. The performance option also vests immediately in the event of a termination without cause or in certain other employment related events (as detailed in the option agreement).

    RICHARD INTERDONATO entered into an employment agreement effective March 9, 1999, pursuant to which he serves as Chief Operating Officer of the Company. Under the employment agreement, Mr. Interdonato is entitled to receive an annual base salary of $250,000 and an incentive bonus depending on whether we achieve certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Interdonato of one times his base annual compensation and prior year bonus if the Company terminates Mr. Interdonato's employment without cause (as defined in the employment agreement) or in the event that he is terminated after a change in control (as defined in the employment agreement) of the Company. Mr. Interdonato's options vest immediately in the event of a change in control (as defined in the option agreement) of the Company.

    MICHAEL J. GRAHAM entered into an employment agreement effective May 8, 2000 pursuant to which he serves as Executive Vice President and Chief Financial Officer for the Company. Under the employment agreement, Mr. Graham receives a minimum annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Graham of one times his base annual compensation if the Company terminates Mr. Graham's employment without cause (as defined in the employment agreement) or in the event that he is terminated after a change in control (as defined in the employment agreement). Mr. Graham's options also vest immediately in the event of a change in control (as defined in the option agreement) of the Company or in the event that he is terminated after a change in control (as defined in the option agreement).

    DONALD L. JONES entered into an employment agreement effective March 2, 2000 pursuant to which he serves as Executive Vice President, Client Development for the Company. Under the employment agreement, Mr. Jones receives a minimum annual base salary and an incentive bonus based upon certain financial performance targets of the Company. The employment agreement provides for the payment to Mr. Jones of one times his base annual compensation if the Company terminates Mr. Jones employment without cause (as defined in the employment agreement) or in the event that he is terminated after a change in control (as defined in the employment agreement). Mr. Jones' options also vest immediately in the event of a change in control (as defined in the option agreement) of the Company or in the event that he is terminated after a change in control (as defined in the option agreement).

SEPARATION AGREEMENTS

    STEPHEN A. MCNEELY entered into a separation agreement as of April 17, 2000 pursuant to which Mr. McNeely continued to serve as a Senior Consultant until December 31, 2000. Mr. McNeely received his annual base salary payable in accordance with the Company's standard payroll practices until December 31, 2000. The Company also provided Mr. McNeely with continued health benefits and executive support through December 31, 2000. The Company also extended
Mr. McNeely's stock option expiration date to March 31, 2001.

    THOMAS J. FLYNN entered into a separation agreement as of February 26, 2001 pursuant to which Mr. Flynn agreed to continue being employed by the Company through March 31, 2001. Mr. Flynn will be paid an amount equal to his current gross salary on a bi-weekly pay period, less lawful withholding for twelve months to a maximum gross payment of $200,000. Such payments commenced on the separation date. To the extent Mr. Flynn is able to mitigate the amount of such severance compensation by earning compensation through other employment during the twelve months following termination, the Company's severance obligation will be reduced accordingly. The Company will, however, pay Mr. Flynn a minimum of six month's salary as severance compensation.

    MATTHEW S. WALLER entered into an a separation agreement in September 1999, pursuant to which Mr. Waller agreed to continue working full-time for the Company as its Chief Financial Officer through December 31,1999, and resigned as a director effective as of the election of the new slate of directors at the Annual Meeting of Shareholders on December 10, 1999. From January 1, 2000 through March 31, 2000, Mr. Waller worked part-time for the Company, with primary responsibility to complete the Company's 1999 audit. Mr. Waller received severance compensation equal, in the aggregate, to his annual base salary through December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Set forth below is information as of March 31, 2001 concerning:

    - each stockholder known by us to beneficially own more than 5% of each class of our voting securities;

    - each director and each named executive officer; and

    - all directors and executive officers as a group.

    We based the percentage of ownership in the table on the following number of shares of capital stock:

    - 52,171,168 shares of common stock (this number excludes 475,600 shares of unretired treasury stock held by the Company);

    - 96,407 shares of Series D Preferred Stock convertible into 4,998,691 shares of common stock;

    - 54,898 shares of Series E Preferred Stock convertible into 2,397,001 shares of common stock; and

    - 46,750 shares of Series F Preferred Stock convertible into 53,289,099 shares of common stock.

    We determine beneficial ownership based on the rules and regulations of the Securities and Exchange Commission. We consider all shares of common stock that can be issued under convertible securities, warrants or options currently or within 60 days to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner's percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of 52,171,168 and the number of shares that owner has the right to acquire within 60 days.

         SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

                                      NUMBER OF
                                        COMMON
                                        SHARES      PERCENT    SERIES D    PERCENT    SERIES E    PERCENT    SERIES F    PERCENT
                                     BENEFICIALLY      OF      PREFERRED      OF      PREFERRED      OF      PREFERRED      OF
BENEFICIAL OWNER                        OWNED       CLASS(1)     STOCK     CLASS(1)     STOCK     CLASS(1)     STOCK     CLASS(1)
----------------                     ------------   --------   ---------   --------   ---------   --------   ---------   --------
Questor Partners Fund II, L.P. and
  its affiliates(2)(3).............   53,289,099      50.5%         --        0.0%         --        0.0%     46,750      100.0%
Dean Anderson(3)(4)(6).............   53,289,099      50.5%         --        0.0%         --        0.0%     46,750      100.0%
Henry L. Druker(3)(4)(6)...........   53,289,099      50.5%         --        0.0%         --        0.0%     46,750      100.0%
Peter D. Fitzsimmons(3)(4)(6)......   53,289,099      50.5%         --        0.0%         --        0.0%     46,750      100.0%
Kevin J. Prokop(3)(5)(6)...........   53,289,099      50.5%         --        0.0%         --        0.0%     46,750      100.0%
David M. Wathen(3)(5)(6)...........   53,289,099      50.5%         --        0.0%         --        0.0%     46,750      100.0%
Thayer Equity Investors III, L.P.
  and its affiliates(7)(8).........   34,382,528      50.9%     99,973      100.0%     42,492       74.6%         --        0.0%
Frederic V. Malek(6)(7)(8).........   34,382,528      50.9%     99,973      100.0%     42,492       74.6%         --        0.0%
Paul G. Stern(6)(7)(9).............   34,382,528      50.9%     99,973      100.0%     42,492       74.6%         --        0.0%
Edward Blank(6)(10)(11)............    4,388,122       8.3%         --        0.0%      8,170       14.4%         --        0.0%
ITC Service Company(12)............    3,130,579       6.0%         --        0.0%      6,267       11.0%         --        0.0%
William H. Scott, III(12)(13)......    3,130,579       6.0%         --        0.0%      6,267       11.0%         --        0.0%
Stanton D. Anderson(6)(14).........           --       0.0%         --        0.0%         --        0.0%         --        0.0%
Josh S. Weston(6)(15)..............           --       0.0%         --        0.0%         --        0.0%         --        0.0%
Stephen A. McNeely(16).............      236,967       0.5%         --        0.0%         --        0.0%         --        0.0%
John R. Birk(6)(17)................      733,332       1.4%         --        0.0%         --        0.0%         --        0.0%
Richard Interdonato(18)............      310,000       0.6%         --        0.0%         --        0.0%         --        0.0%
Hugh E. Sawyer(19).................      660,400       1.3%         --        0.0%         --        0.0%         --        0.0%
Donald L. Jones(20)................      166,667       0.3%         --        0.0%         --        0.0%         --        0.0%
Michael J. Graham(21)..............      191,667       0.4%         --        0.0%         --        0.0%         --        0.0%
Thomas J. Flynn(22)................       83,334       0.2%         --        0.0%         --        0.0%         --        0.0%
  All executive officers and
  directors as a group (18
  persons)(23).....................   94,205,149      76.4%     99,973      100.0%     50,661       89.0%     46,750      100.0%

------------------------------

(1) Reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission. Unless otherwise noted, the shareholders listed in the table have both sole voting power and sole dispositive power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

(2) The address for Questor Partners Fund II, L.P. and its affiliates is 3411 Silverside Rd., Wilmington, Delaware 19810.

(3) Includes 51,989,142 shares issuable upon conversion of redeemable convertible preferred stock held by Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P. and Questor Side-by-Side Partners II 3
    (c) (1), L.P. (collectively together with Questor Management Company, LLC, the manager of the foregoing private equity funds, "Questor"). Each of Messrs. Dean Anderson, Druker, Fitzsimmons, Prokop and Wathen are members of Questor or its affiliates and may be deemed to be the beneficial owner of its shares and those of its affiliates. Messrs. Druker, Wathen, Fitzsimmons, Anderson and Prokop disclaim such beneficial ownership.

(4) The address for Messrs. Anderson, Druker and Fitzsimmons is 9 West 57th Street 34th Floor, New York, New York 10019.

(5) The address for Messrs. Prokop and Wathen is 4000 Town Center, Suite 530, Southfield, Michigan 48075.

(6) Director.

(7) The address for Thayer Equity Investors III, L.P. and its affiliates and Mr. Malek is 1445 Pennsylvania Ave., NW, Suite 350, Washington, DC 20004.

(8) Includes (a) 18,906,369 shares owned by Thayer Equity, (b) 2,269,224 shares subject to warrants held by Thayer Equity and exercisable within 60 days,
    (c) 6,085,789 shares issuable upon conversion of convertible subordinated debt held by Thayer Equity, (d) 6,545,652 shares issuable upon conversion of convertible preferred stock held by Thayer Equity, and (e) 150,821 shares owned by TC Co-Investors, which may be deemed to be an affiliate of Thayer Equity. Each of Dr. Stern and Mr. Malek are members of the general partner of Thayer Equity, and may be deemed to be the beneficial owner of its shares and those of its affiliates. Dr. Stern and Mr. Malek disclaim such beneficial ownership.

(9) The address for Dr. Stern is 600 New Hampshire Ave., NW, 6th Floor, Washington, DC 20037.

(10) The address for Mr. Blank is 1250 Broadway, 37th Floor, New York, New York 10001.

(11) Includes (a) 2,939,671 shares owned by Ed Blank, (b) 330,403 shares subject to warrants held by Ed Blank and exercisable within 60 days, (c) 268,132 shares issuable upon conversion of convertible preferred stock held by Ed Blank, (d) 695,818 shares owned by the Edward Blank 1995 Grantor Retained Annuity Trust (the "Blank Trust"), (e) 78,238 shares subject to warrants exercisable within 60 days held by the Blank Trust, and (f) 63,591 shares issuable upon conversion of convertible preferred stock held by the Blank Trust. Mr. Blank is the trustee of the Blank Trust and therefore may be deemed to beneficially own its shares.

(12) The address for ITC Service Company and Mr. Scott is 1239 O.G. Skinner Drive, West Point, Georgia 31833.

(13) Includes (a) 2,788,208 shares owned by ITC Service Company ("ITC"), for which Mr. Scott serves as President, (b) 78,482 shares subject to warrants held by ITC and exercisable within 60 days, and (c) 254,477 shares issuable upon conversion of convertible preferred stock held by ITC. Mr. Scott disclaims any and all beneficial ownership associated with such shares owned by ITC.

(14) The address for Mr. Anderson is 600 13th Street Northwest, Washington, DC 20005.

(15) The address for Mr. Weston is One ADP Boulevard, Roseland, New Jersey
    07068.

(16) Includes 236,967 shares subject to a purchase option agreement with Thayer Equity for shares of Common Stock held by the Thayer Equity fund.

(17) Includes 100,000 shares of Common Stock purchased from the Company (out of the Company's unretired treasury shares) at the closing price on May 27, 1999, $1.03125, and 633,332 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1998 Plan and exercisable within 60 days.

(18) Includes 300,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1998 Plan and exercisable within 60 days.

(19) Includes 500,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1998 plan and exercisable within 60 days.

(20) Includes 116,667 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1998 plan and exercisable within 60 days.

(21) Includes 116,667 shares of Common Stock issuable upon exercise of stock options granted pursuant to the 1998 plan and exercisable within 60 days.

(22) Subject to options exercisable within 60 days.

(23) Includes beneficial ownership of 71,696,408 shares subject to warrants or options exercisable within 60 days and shares issuable upon conversion of convertible subordinated debt and convertible preferred stock as set forth in footnotes (3), (8), and (13) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As of December 31, 2000, Michael G. Santry, a former director of the Company, owed the Company approximately $2.2 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7% and is secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. On July 1, 2000, October 1, 2000, January 1, 2001 and April 1, 2001, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel the options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999.

    Aegis provides services to certain clients, including its most significant client, who, directly or through affiliates, have non-controlling ownership interests in Thayer Equity. In addition, the Company provides services to certain clients, who, directly or through affiliates, have non-controlling ownership interests in Questor.

    In connection with the IQI merger, the Thayer Investors provided the Company with $6.8 million in subordinated indebtedness due August 31, 2003, bearing interest at a 12% annual rate as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 (the "First Warrant").

    Prior to the IQI merger, on July 2, 1998, the Company received an additional financing commitment from Thayer and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at its election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the merger. As of October 23, 1998, the Company had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection (the "Second Warrant"). This indebtedness is convertible into the Company's Common Stock at a conversion price of $2.375 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer had previously loaned to the Company.

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

    In an effort to reduce debt and improve the Company's balance sheet, effective June 30, 1999, the Thayer-led group agreed to convert approximately $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable-in-kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock (the "Third Warrant") at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity.

    On December 17, 1997, IQI issued warrants to Ed Blank to purchase 25,403 shares for $808,600 and 6,013 shares for $191,400, both of which were converted upon the IQI merger into warrants to purchase 306,347 shares of Company Common Stock at an exercise price of $3.26 per share (the "Fourth Warrant").

    Paul G. Stern and Frederic V. Malek, each directors of the Company, are partners in and/or advisors to Thayer Equity.

    Henry L. Druker, Peter D. Fitzsimmons, Dean Anderson, Kevin J. Prokop and David M. Wathen, each directors of the Company, are partners or affiliates of Questor.

    As previously noted, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to the Questor Investors for $46,750,000 in cash. The Company used this money to repay outstanding bank debt and pay transaction expenses, including a $1.7 million transaction fee to Questor Management Company. The Series F Preferred Stock votes on an as-converted basis (approximately 1000 votes per share) and represents approximately 50% of our voting equity stock. In that transaction, the Questor Investors and the Thayer Investors signed a Stockholder's Agreement that we have described earlier in this Proxy Statement.

    In addition, we granted the Questor Investors certain registration rights with respect to the shares of Common Stock underlying the Series F Preferred Stock. We agreed that, upon written request from the holders of more than 50% of the Series F Preferred Stock, we would file and cause to become effective one registration on a form other than Form S-3 and up to three registrations on Form S-3 covering the Common Stock issued or issuable upon exercise or conversion of the Series F Preferred Stock held by the Questor Investors. The Questor Investors may require a "shelf" registration that would remain effective for at least one year. The Company further agreed to provide the Questor Investors with certain "incidental", or "piggyback" registration rights, subject to rights of the Company's underwriters to "cut back" the number of shares to be included in such registrations. At the same time the Company granted these rights to the Questor Investors, the Company also granted the same rights to the Thayer Investors. Previously, the Company had granted the Thayer Investors certain demand and piggyback registration rights, but with respect only to certain shares issued in the subordinated debt and warrant transactions described above. The new grant extends these rights to all shares of Common Stock held by the Thayer Investors, including shares issued in connection with the IQI merger.

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

    The offer was made to the Company's Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee has engaged Robert Baird and Company, Inc., as its independent financial advisor and McDermott, Will and Emery as its legal counsel in connection with the proposed transaction. Questor's proposal also indicates that Questor is interested only in acquiring the publicly held shares, and is not interested in selling its interest in Aegis.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                       AEGIS COMMUNICATIONS GROUP, INC.
                                                       (The Registrant)

                                                       By:            /s/ MICHAEL J. GRAHAM
                                                            -----------------------------------------
                                                                        Michael J. Graham
                                                                   EXECUTIVE VICE PRESIDENT AND
Dated: April 30, 2001                                                CHIEF FINANCIAL OFFICER