Form 10-Q
period 2001-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 2001-05-15
CIK 778426

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED MARCH 31, 2001.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO .

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

                             Yes /X/        No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                        NUMBER OF SHARES OUTSTANDING
             TITLE OF EACH CLASS                               ON MAY 7, 2001

         COMMON STOCK $.01 PAR VALUE                             52,171,168

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AEGIS COMMUNICATIONS GROUP, INC.
                                 MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
      PART I.  FINANCIAL INFORMATION

      Item 1.           Financial Statements

                        Consolidated Balance Sheets December 31, 2000 and March 31,
                          2001 (unaudited)..........................................      3

                        Unaudited Consolidated Statements of Operations Three Months
                          Ended March 31, 2000 and March 31, 2001...................      4

                        Unaudited Consolidated Statements of Cash Flows Three Months
                          Ended March 31, 2000 and March 31, 2001...................      5

                        Notes to Unaudited Consolidated Financial Statements........      6

      Item 2.           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................      9

      Item 3.           Quantitative and Qualitative Disclosures about Market
                          Risk......................................................     14

      PART II.  OTHER INFORMATION

      Item 1.           Legal Proceedings...........................................     15

      Item 6.           Exhibits and Reports on Form 8-K............................     15

      SIGNATURES....................................................................     16

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AEGIS COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,       MARCH 31,
                                                                  2000             2001
                                                              ------------      -----------
                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  1,295          $    770
  Accounts receivable--trade, less allowance for doubtful
    accounts of $1,239 in 2000 and $1,190 in 2001...........      71,827            64,123
  Current deferred tax assets...............................       2,587             2,587
  Prepaid expenses and other current assets.................       3,065             1,134
                                                                --------          --------
    Total current assets....................................      78,774            68,614
Property and equipment, net of accumulated depreciation of
  $44,103 in 2000 and $47,316 in 2001.......................      36,034            35,732
Cost in excess of net assets acquired, net of accumulated
  amortization of $7,839 in 2000 and $8,433 in 2001.........      45,825            45,231
Deferred tax assets.........................................      12,965            12,965
Deferred financing costs, net...............................       1,254             1,127
Other assets................................................         130               130
                                                                --------          --------
                                                                $174,982          $163,799
                                                                ========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
  Current portions of long-term obligations.................    $  2,039          $  1,835
  Accounts payable..........................................       7,543             2,001
  Accrued compensation expense and related liabilities......       8,315             6,443
  Accrued interest expense..................................         598               694
  Other accrued expenses....................................      13,788            13,319
  Other current liabilities.................................       2,134             2,791
                                                                --------          --------
    Total current liabilities...............................      34,417            27,083
Revolving line of credit....................................      45,000            40,500
Long-term obligations, net of current portions..............         928               651
Subordinated indebtedness due to affiliates.................      10,998            11,319
Commitments and contingencies...............................          --                --
Redeemable convertible preferred stock 46,750, 9.626%
  cumulative Series F shares issued and outstanding in 2000
  and 2001..................................................      46,655            47,883
Shareholders' equity:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized; 29,778 convertible, $.36 cumulative
    Series B shares issued and outstanding in 2000 and 2001;
    96,407 and 99,973, 15% cumulative Series D shares issued
    and outstanding in 2000 and 2001, respectively; and,
    54,898 and 56,929, 15% cumulative Series E shares issued
    and outstanding in 2000 and 2001, respectively..........           2                 2
  Common stock, $.01 par value, 200,000,000 shares
    authorized; 52,646,768 shares issued in 2000 and 2001...         526               526
  Additional paid-in capital................................      94,694            95,252
  Treasury shares, at cost, 475,600 in 2000 and 2001........      (1,199)           (1,199)
  Cumulative translation adjustment.........................          71                71
  Retained deficit..........................................     (57,110)          (58,289)
                                                                --------          --------
    Total shareholders' equity..............................      36,984            36,363
                                                                --------          --------
                                                                $174,982          $163,799
                                                                ========          ========

                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          2001
                                                              --------      --------
Revenues....................................................  $72,569       $65,511
Cost of services, excluding depreciation and amortization
  shown below...............................................   51,200        42,230
                                                              -------       -------
  Gross profit..............................................   21,369        23,281
Selling, general and administrative expenses................   16,776        16,495
Depreciation................................................    3,055         3,390
Acquisition goodwill amortization...........................      594           594
                                                              -------       -------
  Total operating expenses..................................   20,425        20,479
                                                              -------       -------
  Operating income..........................................      944         2,802
Interest expense, net.......................................    1,193         1,428
  Income (loss) before income taxes.........................     (249)        1,374
Income tax expense..........................................      148           765
                                                              -------       -------
  Net income (loss).........................................     (397)          609
Preferred stock dividends...................................    1,612         1,787
                                                              -------       -------
  Net loss after preferred stock dividends..................  $(2,009)      $(1,178)
                                                              =======       =======
Basic and diluted loss per share of common stock............  $ (0.04)      $ (0.02)
                                                              =======       =======
Weighted average shares of common stock outstanding:
  Basic.....................................................   51,754        52,171
  Diluted...................................................   51,754        52,171

                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          2001
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (397)      $   609
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    3,649         3,984
    Deferred income taxes...................................      133            --
    Non-cash interest expense...............................      273           321
    Other...................................................       (3)           (6)
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (8,373)        7,655
      Prepaid and other current assets......................      401         1,931
      Accounts payable......................................    1,020        (5,541)
      Other accrued expenses................................       --        (2,244)
      Other current liabilities.............................     (372)          657
                                                              -------       -------
    Net cash provided by (used in) operating activities.....   (3,669)        7,366
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (4,534)       (2,910)
                                                              -------       -------
    Net cash used in investing activities...................   (4,534)       (2,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit, net.........................    4,000        (4,500)
  Payments on capital lease obligations.....................     (659)         (481)
  Proceeds from exercise of stock options...................       68            --
                                                              -------       -------
    Net cash provided by (used in) financing activities.....    3,409        (4,981)
                                                              -------       -------
Net decrease in cash and cash equivalents...................   (4,794)         (525)
Cash and cash equivalents at beginning of period............    6,043         1,295
                                                              -------       -------
Cash and cash equivalents at end of period..................  $ 1,249       $   770
                                                              =======       =======
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Conversion of dividends into preferred instruments........  $ 1,612       $ 1,787

                            See accompanying notes.

                        AEGIS COMMUNICATIONS GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

1. SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 2000 and 2001, have been prepared in accordance with generally accepted accounting principles and, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year. Certain prior period balances have been reclassified to conform to the 2001 presentation.

2. PREFERRED STOCK DIVIDENDS

    For the three months ended March 31, 2001, accrued dividends totaling $560 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $1,227 on the Preferred F Shares were added to the investment value of such shares. In the prior year first quarter, accrued dividends totaling $487 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $1,125 on the Preferred F shares were added to the investment value of such shares.

3. EARNINGS PER SHARE

    Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and preferred stock. Options,

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

3. EARNINGS PER SHARE (CONTINUED)
warrants, convertible debt and preferred stock were not included in the computation of diluted loss per share for the quarters ended March 31, 2000 and 2001 because the effect would be antidilutive.

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 ----------------------
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING FOR THE PERIODS INDICATED    2000          2001
WERE AS FOLLOWS:                                                                 --------      --------
Basic
  Weighted average common shares issued..............................             52,515        52,647
  Weighted average treasury shares...................................               (761)         (476)
                                                                                  ------        ------
    Shares used in Basic EPS calculation.............................             51,754        52,171
                                                                                  ======        ======
Diluted
  Shares used in Basic EPS calculation...............................             51,754        52,171
  Common stock equivalents:
    Dilutive stock options and warrants, net of shares assumed repurchased with
      exercise proceeds..............................................                 --            --
                                                                                  ------        ------
    Shares used in Diluted EPS calculation...........................             51,754        52,171
                                                                                  ======        ======
ANTIDILUTIVE SECURITIES EXCLUDED FROM THE COMPUTATION OF DILUTED EPS FOR THE
  PERIODS INDICATED ARE AS FOLLOWS:
  Shares issuable under option agreements............................              9,014        11,629
  Shares issuable under warrant agreements...........................              2,756         2,756
  Shares issuable upon conversion of preferred stock.................             55,131        60,685
  Shares issuable upon conversion of convertible debt................              5,560         6,268

4. SEGMENTS

    The Company classifies its operations into two segments, multi-channel customer relationship management ("CRM") and marketing research, which are managed separately because each provide different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The CRM segment provides large corporations as well as emerging e-business companies with multi-channel customer relationship management programs including Internet-enabled customer care and inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research including customer satisfaction studies, quantitative and qualitative research, new product development,

                        AEGIS COMMUNICATIONS GROUP, INC.

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND WHERE NOTED)

4. SEGMENTS (CONTINUED)
data management and field marketing services such as mystery shopping. Business segment information is as follows:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          2001
                                                              --------      --------
REVENUES:
  CRM.......................................................  $ 65,959      $ 60,212
  Marketing research........................................     6,610         5,299
                                                              --------      --------
    Total...................................................  $ 72,569      $ 65,511
                                                              ========      ========
OPERATING INCOME:
  CRM.......................................................  $  1,736      $  3,369
  Marketing research........................................      (792)         (567)
                                                              --------      --------
    Total...................................................  $    944      $  2,802
                                                              ========      ========
DEPRECIATION AND AMORTIZATION:
  CRM.......................................................  $  2,943      $  3,271
  Marketing research........................................       112           119
  Acquisition goodwill amortization.........................       594           594
                                                              --------      --------
    Total...................................................  $  3,649      $  3,984
                                                              ========      ========
TOTAL ASSETS:
  CRM.......................................................  $149,892      $149,646
  Marketing research........................................    14,623        14,153
                                                              --------      --------
    Total...................................................  $164,515      $163,799
                                                              ========      ========

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

RESULTS OF OPERATIONS

    The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          2001
                                                              --------      --------
Revenues....................................................   100.0 %       100.0 %
Cost of services, excluding depreciation and amortization
  shown below...............................................    70.6 %        64.5 %
                                                               -----         -----
  Gross profit..............................................    29.4 %        35.5 %
Selling, general and administrative expenses................    23.1 %        25.2 %
Depreciation................................................     4.2 %         5.1 %
Acquisition goodwill amortization...........................     0.8 %         0.9 %
                                                               -----         -----
  Total operating expenses..................................    28.1 %        31.2 %
                                                               -----         -----
  Operating income..........................................     1.3 %         4.3 %
Interest expense, net.......................................     1.6 %         2.2 %
                                                               -----         -----
  Income (loss) before income taxes.........................    (0.3)%         2.1 %
Income tax expense..........................................     0.2 %         1.2 %
                                                               -----         -----
  Net income (loss).........................................    (0.5)%         0.9 %
Preferred stock dividends...................................     2.2 %         2.7 %
                                                               -----         -----
  Net loss after preferred stock dividends..................    (2.7)%        (1.8)%
                                                               =====         =====

    We experienced a net loss after preferred stock dividends of $1.2 million, or 1.8% of revenues, for the quarter ended March 31, 2001 as compared to a net loss of approximately $2.0 million, or 2.7% of revenues, for the quarter ended March 31, 2000.

    Total revenues generated during the quarter ended March 31, 2001 were $65.5 million as compared to $72.6 million in the first quarter a year ago, a decrease of $7.1 million, or 9.8%. The decrease in revenue for the quarter was primarily due to outbound customer solutions revenue, which decreased by approximately $6.5 million or 28.3%.

    For the periods ended March 31, 2000 and 2001, our actual mix of revenues was as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------------------------
                                                     2000           %            2001           %
                                                   --------      --------      --------      --------
                                                                 (DOLLARS IN MILLIONS)
Inbound CRM......................................   $43.0          59.2%        $43.7          66.7%
Outbound CRM.....................................    23.0          31.7%         16.5          25.2%
                                                    -----         -----         -----         -----
  CRM total......................................    66.0          90.9%         60.2          91.9%
Marketing research...............................     6.6           9.1%          5.3           8.1%
                                                    -----         -----         -----         -----
  Total revenues.................................   $72.6         100.0%        $65.5         100.0%
                                                    =====         =====         =====         =====

    For the quarter ended March 31, 2001 approximately 36% of our revenues were generated by our largest telecommunications client AT&T, versus 31% for the quarter ended March 31, 2000. Revenues from AT&T are derived from separate contractual arrangements with several different AT&T business units. For the quarters ended March 31, 2001 and March 31, 2000, approximately 14% of our revenues were generated by American Express, our largest financial services client.

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

    On April 27, 2001, we terminated an agreement between our Elrick & Lavidge Marketing Research Division (E&L) and America Online (AOL) under which we provided merchant evaluation services to AOL. Under this agreement, originally entered into in October of 1999, E&L conducted merchant evaluations on a no-fee basis for America Online consisting of customer satisfaction surveys and quarterly mystery shopping.

    For the quarter ended March 31, 2001, gross profit earned on revenues increased approximately $1.9 million, or 9%, from the quarter ended March 31, 2000. Gross profit as a percentage of revenues ("gross margin") for the quarters ended March 31, 2001 and March 31, 2000 were 35.5% and 29.4%, respectively. The increases in gross margin are due to a favorable change in the mix of business toward higher margin inbound services, a reduction in operating costs due to the implementation of the cost reduction initiatives and improved operating efficiencies resulting from the implementation of our site migration plan discussed below.

    Our new site strategy focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. In keeping with this site strategy, we closed our Hazelton, Pennsylvania and Newport News, Virginia facilities in February 2001. In March 2001, we signed a lease to open a new client service center in Rocky Mount, North Carolina.

    Selling, general and administrative ("SG&A") expenses decreased
$0.3 million, or 1.7%, in the quarter ended March 31, 2001 versus the comparable period of 2000. As a percentage of revenues, SG&A expenses for the first quarter of 2001 were 25.2% versus 23.1% in the first quarter of 2000. The increase in SG&A percentage is due to decreased revenues in the current year quarter.

    Depreciation and amortization expenses increased $0.3 million, or 9.2%, in the quarter ended March 31, 2001 as compared to the prior year period. Depreciation and amortization expenses in the three-month period of the current year were higher due to the installation of two new telecom switches and the upgrade of a third telecom switch during 2000. As a percentage of revenues, depreciation and amortization expenses were 6.0% in the quarter versus 5.0% in the prior year period.

    Net interest expense increased $0.2 million, or 20%, in the first quarter of 2001 versus the first quarter of 2000 due in part to increased borrowings on the Company's revolving line of credit. The balance on the revolver at March 31, 2000 was approximately $36.3 million versus $40.5 million at March 31, 2001.

    Our statutory state and federal income tax rate for the quarters ended
March 31, 2000 and 2001 was approximately 40.0%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense.

    The Company has a deferred tax asset of $15.5 million at March 31, 2001. Management periodically evaluates the realizability of the deferred tax asset. As part of this evaluation, we have considered past operating results, the outlook for future financial performance, as well as other evidence, in determining that a valuation allowance was not necessary at March 31, 2001. However, should the Company's future operating results be significantly below assumptions used in the evaluation of the deferred tax asset, it may be necessary to consider a valuation allowance in the future.

    Preferred dividends increased to approximately $1.8 million for the quarter ended March 31, 2001 from $1.6 million in the prior year period. For the three-month period ended March 31, 2001, dividends on the Preferred F Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Shares are currently being paid in additional shares of Series D and E Preferred Shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth certain unaudited information from the Company's statements of cash flows for the periods indicated:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2000          2001
                                                          --------      --------
                                                              (IN THOUSANDS)
Net cash provided by (used in) operating activities.....  $(3,669)      $ 7,366
Net cash used in investing activities...................   (4,534)       (2,910)
Net cash provided by (used in) financing activities.....    3,409        (4,981)
                                                          -------       -------
  Net change in cash and cash equivalents...............  $(4,794)      $  (525)
                                                          =======       =======

    We have historically utilized cash flow from operations, available borrowing capacity under our credit facilities, subordinated indebtedness provided by certain of our shareholders (primarily Thayer Equity) and the issuance of convertible preferred stock to meet our liquidity needs. Thayer Equity has previously provided Aegis with financial support through subordinated debt financing, the conversion of subordinated debt into preferred stock, and providing loan guarantees; however, there can be no assurance, should we experience future liquidity issues, that Thayer Equity will continue to provide such financial support. We anticipate that the funding provided in the Questor Transaction and the funds available under our revolving line of credit, as amended, will enable us to meet our liquidity needs for the foreseeable future. See "1999 Questor Transaction" and "Credit Facility" below.

    Cash provided by operating activities was approximately $7.4 million for the three months ended March 31, 2001. This compares to the prior year period when cash used in operating activities was approximately $3.7 million. The
$11.1 million improvement is attributable to increased operating income resulting from improved gross margins and more aggressive working capital management.

    Cash used in investing activities during the first quarter of 2001 decreased $1.6 million, or 36%, from the same period in 2000 primarily due to capital expenditures on two new telecommunications switches put into service in the first quarter of 2000. Capital expenditures have consisted primarily of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities.

    During the quarter ended March 31, 2001, financing activities consisted primarily of $4.5 million of payments that reduced the outstanding indebtedness on our bank revolving line of credit combined with capital lease payments of approximately $0.5 million. See "Credit Facility below.

1999 QUESTOR TRANSACTION

    In an effort to reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F Shares to the Questor Investors for an aggregate purchase price of $46.75 million. The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share. The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. For the three months ended March 31, 2001, accrued dividends on the Preferred F Shares were added to the investment value of such shares.

    As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively beneficially own approximately 50.5% of the Company's issued and outstanding Common Stock and approximately 39.9% of the Company's Common Stock and Common Stock equivalents outstanding. The Preferred F Shares vote on an as-converted basis and represent approximately 50.5% of our voting equity stock.

MAJORITY SHAREHOLDERS' PROPOSED ACQUISITION

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

    The offer was made to the Company's Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee consists of Josh S. Weston and Stanton
D. Anderson. The committee has engaged Robert Baird & Company as its independent financial advisor and McDermott, Will and Emery as its legal counsel.

CREDIT FACILITY

    In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving credit facility commitments from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the credit facility, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment. This agreement matures June 30, 2003. Borrowings under this agreement bear interest at fluctuating rates based upon prime rate and the London Interbank Borrowing Offered Rate ("LIBOR"). The margin above the applicable prime rate or the LIBOR rate is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The weighted-average interest rates on the outstanding balances of $40.5 million and $45.0 million at March 31, 2001 and December 31, 2000 were 8.4% and 8.6%, respectively. Interest payments are due quarterly.

    As a result of charges recorded in the second quarter of 2000, the Company was in default under certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which:
i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the First Amendment, the Company's borrowing base under the First Amendment was restricted to $49.0 million. At March 31, 2001 and December 31, 2000, the Company was in compliance with the covenants of the Credit Agreement, as amended. At March 31, 2001, we estimated that our available borrowing capacity under the amended agreement was approximately $8.5 million.

NOTE RECEIVABLE

    As of March 31, 2001, Michael G. Santry, a former director of the Company, owed the Company approximately $2.2 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7%. Mr. Santry defaulted on the payment of the note, and consequently, the Company cancelled options to purchase 1,750,00 shares of our Common Stock previously held by Mr. Santry, but pledged to secure the note.
Mr. Santry resigned as a director of the Company on August 9, 2000, but remains obligated under the promissory note, which remains secured by 7,000 shares of our Common Stock and other collateral that provides marginal additional security. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable has been accounted for as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999.

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

    Although no assurances can be made in this regard, based on our ability to secure such financing to date, availability under our current credit facility and anticipated cash flow from operations, management anticipates that for the foreseeable future we should be able to sufficiently fund the combination of our future working capital needs, expenditures associated with the roll-out of our e-care capabilities, and the capital equipment requirements for the build-out of additional facilities needed to meet unanticipated growth.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedging accounting. SFAS No. 133 was effective for the Company's first quarter financial statements for fiscal year 2001. The adoption of this statement did not have an impact on the Company's financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

    The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "anticipates", "believes", "estimates", "expects", "plans", "predicts", "may", "should", "will", the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company's reliance on certain major clients; unanticipated losses of or delays in implementation of client programs; higher than anticipated implementation costs associated with new client programs; the successful combination of revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company's labor force; reliance on technology; telephone and internet service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings from time to time. Should one or more of these uncertainties or risks materialize, actual results may differ materially from those described in the forward-looking statements. The Company disclaims any intention or obligation to revise any forward-looking statements whether as a result of new expectations, conditions or circumstances, or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the period ended March 31, 2001, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On March 2, 2001, two putative shareholder class actions were filed in the County Court of Dallas County Court at Law No. 2 against the Company and certain of its current and former directors for breach of fiduciary duty arising out of the Questor-led acquisition group's proposed acquisition of all the outstanding shares of Common Stock not already owned by them. The actions allege that the proposal is inadequate, and seek equitable relief, including an order enjoining the proposed acquisition and attorneys' fees and other costs. The Board has appointed a special committee of independent directors to consider the proposal, and the Company and the other defendants believe that the actions are without merit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999).

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report filed on April 2, 2001).

4.1 Specimen of Share Certificate of Company's Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarterly period ended September 30, 1998).

4.2 Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the Company's 10-K Annual Report for the year ended
    September 30, 1994).

4.3 Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).

4.4 Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K Current Report filed on December 20, 1999).

4.5 Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company's Form 8-K Current Report filed on December 20, 1999)

(B) Reports on Form 8-K

    On March 2, 2001, we filed a report on Form 8-K reporting under "Item 5.-Other Events", that on March 1, 2001 the Company received an offer from an acquisition group made up of its principal shareholders for the purchase of all of the outstanding shares of Common Stock not already owned by the acquisition group at a price of $1.00 per share in cash. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Majority Shareholder's Proposed Acquisition."

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

    The Company also reported that it had received a letter from Questor Management Company dated March 13, 2001 stating the reasons that Questor believes its proposal is fair to, and in the best interests of, Aegis and its public stockholders.

    Subsequent to the reports on Form 8-K, the special committee engaged Robert Baird & Company, Inc., as its independent financial advisor and McDermott, Will and Emery as its legal counsel.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: May 15, 2001                                    AEGIS COMMUNICATIONS GROUP, INC.
                                                       (The Registrant)

                                                       By:            /s/ MICHAEL J. GRAHAM
                                                            -----------------------------------------
                                                                        Michael J. Graham
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

EXHIBITS INDEX

       NUMBER           DESCRIPTION OF EXHIBIT
---------------------   ----------------------
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

         4.2            Form of Series B Preferred Stock certificate, as amended.
                        (Incorporated by reference to the Company's 10-K Annual
                        Report for the year ended September 30, 1994).

         4.3            Series D and E Preferred Stock Certificate of Designation
                        (Incorporated by reference to Exhibit 4.10 of the Company's
                        Form 10-Q Quarterly Report for the quarterly period ended
                        September 30, 1999).

         4.4            Amendment of Series D & E Certificate of Designation of the
                        Company (Incorporated by reference to Exhibit 4.2 of the
                        Company's Form 8-K Current Report filed on December 20,
                        1999).

         4.5            Series F Preferred Stock Certificate of Designation
                        (Incorporated by reference to the Exhibit 4.1 of the
                        Company's Form 8-K Current Report filed on December 20,
                        1999)