Form 10-Q
period 2001-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 2001-08-14
CIK 778426

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2001.
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ______________________.

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

Yes  ☒              No  ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding
on August 10, 2001
COMMON STOCK $.01 PAR VALUE	52,171,168

AEGIS COMMUNICATIONS GROUP, INC.
JUNE 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Aegis Communications Group, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2000	June 30, 2001

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,295	$3,403
Accounts receivable - trade, less allowance for doubtful accounts of $1,239 in 2000 and $854 in 2001
	71,827	47,511
Current deferred tax assets	2,587	2,587
Prepaid expenses and other current assets	3,065	2,279

Total current assets	78,774	55,780
Property and equipment, net of accumulated depreciation of $44,103 in 2000 and $50,762 in 2001
	36,034	36,699
Cost in excess of net assets acquired, net of accumulated amortization of $7,839 in 2000 and $9,027 in 2001
	45,825	44,637
Deferred tax assets	12,965	12,965
Deferred financing costs, net	1,254	1,000
Other assets	130	130

	$174,982	$151,211

See accompanying notes.

Aegis Communications Group, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2000	June 30, 2001

Liabilities & Shareholders' Equity		(unaudited)
Current liabilities:
Current portions of long-term obligations	$2,039	$3,045
Accounts payable	7,543	2,320
Accrued compensation expense and related liabilities	8,315	5,246
Accrued interest expense	598	264
Other accrued expenses	13,788	12,746
Other current liabilities	2,134	2,795

Total current liabilities	34,417	26,416
Revolving line of credit	45,000	28,300
Long-term obligations, net of current portions	928	1,240
Subordinated indebtedness due to affiliates	10,998	11,655
Commitments and contingencies	-	-
Redeemable convertible preferred stock 46,750, 9.626% cumulative Series F shares issued and outstanding in 2000 and 2001

	46,655	49,150
Shareholders' equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2000 and 2001; 96,407 and 103,701, 15% cumulative Series D shares issued and outstanding in 2000 and 2001, respectively; and, 54,898 and 59,052, 15% cumulative Series E shares issued and outstanding in 2000 and 2001, respectively	2	2
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued in 2000 and 2001	526	526
Additional paid-in capital	94,694	95,838
Treasury shares, at cost, 475,600 in 2000 and 2001
	(1,199)	(1,199)
Cumulative translation adjustment	71	73
Retained deficit	(57,110)	(60,790)

Total shareholders' equity	36,984	34,450

	$174,982	$151,211

See accompanying notes.

Aegis Communications Group, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2000	2001	2000	2001

Revenues	$70,014	$59,578	$142,583	$125,089
Cost of services, excluding depreciationand amortization shown below
	51,421	39,549	102,621	81,778

Gross profit	18,593	20,029	39,962	43,311
Selling, general and administrative expenses	24,444	15,462	41,220	31,957
Depreciation	3,944	3,519	6,998	6,908
Acquisition goodwill amortization	595	594	1,189	1,189
Restructuring and other non-recurring charges	3,539	-	3,539	-

Total operating expenses	32,522	19,575	52,946	40,054

Operating income (loss)	(13,929)	454	(12,984)	3,257
Interest expense, net	1,356	1,099	2,550	2,527

Income (loss) before income taxes	(15,285)	(645)	(15,534)	730
Income tax (benefit) / expense	(4,693)	4	(4,545)	769

Net loss	(10,592)	(649)	(10,989)	(39)
Preferred stock dividends	1,658	1,852	3,270	3,639

Net loss after preferred stock dividends	$(12,250)	$(2,501)	$(14,259)	$(3,678)

Basic and diluted loss per share of common stock	$(0.24)	$(0.05)	$(0.27)	$(0.07)

Weighted average shares of common stockoutstanding:
Basic	52,002	52,171	51,878	52,171
Diluted	52,002	52,171	51,878	52,171

See accompanying notes.

Aegis Communications Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,

	2000	2001

Cash flows from operating activities:
Net loss	$(10,989)	$(39)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,187	8,097
Deferred income taxes	(4,545)	-
Non-cash interest expense	568	657
Other	(9)	8
Changes in operating assets and liabilities:
Accounts receivable	(6,519)	24,316
Prepaid and other current assets	870	786
Other assets	6	-
Accounts payable	9,988	(5,223)
Other accrued expenses	-	(4,450)
Other current liabilities	(188)	661

Net cash provided by (used in) operating activities	(2,631)	24,813
Cash flows from investing activities:
Capital expenditures	(8,546)	(5,013)

Net cash used in investing activities	(8,546)	(5,013)
Cash flows from financing activities:
Proceeds from/(repayments of) line of credit	6,666	(16,700)
Payments on capital lease obligations	(1,314)	(992)
Proceeds from the issuance of common stock	150	-
Proceeds from exercise of stock options	184	-

Net cash provided by financing activities	5,686	(17,692)

Net decrease in cash and cash equivalents	(5,491)	2,108
Cash and cash equivalents at beginning of period	6,043	1,295

Cash and cash equivalents at end of period	$552	$3,403

Supplemental information on non-cash investing andfinancing activities:
Fixed assets acquired under capital leases	$1,774	$2,310
Conversion of dividends into preferred instruments	$3,270	$3,639

See accompanying notes.

AEGIS COMMUNICATIONS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts and where noted)

1.     SIGNIFICANT ACCOUNTING POLICIES

             The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the “Company”) for the three and six month periods ended June 30, 2000 and 2001, have been prepared in accordance with generally accepted accounting principles and, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year. Certain prior period balances have been reclassified to conform to the 2001 presentation.

2.     PREFERRED STOCK DIVIDENDS

             For the six months ended June 30, 2001, accrued dividends totaling $1,144 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $2,495 on the Preferred F Shares were added to the investment value of such shares.  In the comparable prior year period, accrued dividends totaling $992 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $2,278 on the Preferred F shares were added to the investment value of such shares.

AEGIS COMMUNICATIONS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts and where noted)

3.     EARNINGS PER SHARE

             Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and preferred stock. Options, warrants, convertible debt and preferred stock were not included in the computation of diluted loss per share for the three and six months ended June 30, 2000 and 2001 because the effect would be antidilutive.

	Three months ended June 30,		Six months ended June 30,

Basic and diluted weighted average shares outstanding
for the periods indicated were as follows:	2000	2001	2000	2001

Basic
Weighted average common shares issued	52,763	52,647	52,639	52,647
Weighted average treasury shares	(761)	(476)	(328)	(476)

Shares used in Basic EPS calculation	52,002	52,171	51,878	52,171

Diluted
Shares used in Basic EPS calculation	52,002	52,171	51,878	52,171
Common stock equivalents:
Dilutive stock options and warrants, net of shares assumed repurchased with exercise proceeds
	-	-	-	-

Shares used in Diluted EPS calculation	52,002	52,171	51,878	52,171

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:

Shares issuable under option agreements	9,550	9,478	9,550	9,478
Shares issuable under warrant agreements	2,756	2,756	2,756	2,756
Shares issuable upon conversion of preferred stock	55,921	62,304	55,921	62,304
Shares issuable upon conversion of convertible debt	5,729	6,459	5,729	6,459

4.     SEGMENTS

             The Company classifies its operations into two segments: (1) multi-channel customer relationship management (“CRM”) and (2) marketing research.  Each is managed separately because each provides different services.  The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The CRM segment provides large corporations as well as emerging e-business companies with multi-channel customer relationship management programs including Internet-enabled customer care and inbound and outbound call handling services including customer service, help desk, customer acquisition and retention, multilingual communications programs, order provisioning, and database management. The marketing research segment provides its clients, representing a broad range of industries, with customized marketing research including customer satisfaction studies, quantitative and qualitative research, new product development, data management and field marketing services such as mystery shopping.  Business segment information is as follows:

	Three months ended June 30,		Six months ended June 30,

	2000	2001	2000	2001

Revenues:
CRM	$62,412	$54,498	$128,371	$114,709
Marketing research	7,602	5,080	14,212	10,380

Total	$70,014	$59,578	$142,583	$125,089

Operating income (loss):
CRM	$(10,173)	$745	$(8,436)	$4,115
Marketing research	(217)	(291)	(1,009)	(858)
Restructuring and other non-recurring charges	(3,539)	-	(3,539)	-

Total	$(13,929)	$454	$(12,984)	$3,257

Depreciation and amortization:
CRM	$3,844	$3,399	$6,786	$6,669
Marketing research	100	120	212	239
Acquisition goodwill amortization	595	594	1,189	1,189

Total	$4,539	$4,113	$8,187	$8,097

Total assets:
CRM	$152,794	$136,262	$152,794	$136,262
Marketing research	14,623	14,949	14,623	14,949

Total	$167,417	$151,211	$167,417	$151,211

5.     RESTRUCTURING, OTHER NON-RECURRING AND SPECIAL CHARGES

             The Company's results for the three and six months ended June 30, 2000 include special charges of $12,031 ($8,511, net of taxes) recorded in the quarter ended June 30, 2000. The special charges were recorded in connection with the transition in the Company's executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth. The special charges are related to the costs necessary to transition the executive management team, the unanticipated costs of certain employee healthcare benefits, and the costs necessary for actions taken following the new management team's initial assessment of the Aegis operating platform. This analysis prompted the Company to take aggressive steps to focus on its most profitable assets and streamline the Aegis organization by reducing headcount not directly responsible for improving profitability, client service, or employee retention. The following chart details special charges recorded in the income statement during the quarter ended June 30, 2000:

Cost of services:
Compensation expense settlements	$400
Selling, general and administrative expenses:
Unanticipated costs of certain employee benefits	6,439
Reserve for doubtful accounts	500
Elimination of non-performing assets	315
Depreciation:
Write-offs of undepreciated salvage value of outmoded equipment	838
Restructuring and other non-recurring charges:
Executive transition and severance costs	2,240
Resolution of lease litigation and disputes related to an insurance claim	1,299

Total pre-tax special charges	12,031
Tax benefit	(3,520)

Total special charges, net of taxes	$8,511

6.          NEW ACCOUNTING PRONOUNCEMENTS

             In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting.  Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The accompanying unaudited consolidated financial statements, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

RESULTS OF OPERATIONS

             The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2000	2001	2000	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services, excluding depreciation and amortization shown below
	73.4%	66.4%	72.0%	65.4%

Gross profit	26.6%	33.6%	28.0%	34.6%
Selling, general and administrative expenses	34.9%	26.0%	28.9%	25.5%
Depreciation	5.6%	5.9%	4.9%	5.5%
Acquisition goodwill amortization	0.9%	1.0%	0.8%	1.0%
Restructuring and other non-recurring charges	5.1%	-	2.5%	-

Total operating expenses	46.5%	32.9%	37.1%	32.0%

Operating income (loss)	(19.9)%	0.7%	(9.1)%	2.6%
Interest expense, net	1.9%	1.8%	1.8%	2.0%

Income (loss) before income taxes	(21.8)%	(1.1)%	(10.9)%	0.6%
Income tax expense	(6.7)%	0.0%	(3.2)%	0.6%

Net income (loss)	(15.1)%	(1.1)%	(7.7)%	(0.0)%
Preferred stock dividends	2.4%	3.1%	2.3%	2.9%

Net loss after preferred stock dividends	(17.5)%	(4.2)%	(10.0)%	(2.9)%

             We experienced a net loss after preferred stock dividends of $2.5 million, or 4.2% of revenues, for the quarter ended June 30, 2001 as compared to a net loss after preferred stock dividends of approximately $12.3 million, or 17.5% of revenues, for the quarter ended June 30, 2000.  For the six months ended June 30, 2001 the Company incurred a net loss after preferred stock dividends of $3.7 million or 2.9% of revenues versus a net loss after preferred stock dividends of approximately $14.3 million, or 10.0% of revenues for the prior year comparable period.

             The Company’s results for the three and six month periods ended June 30, 2000 include special charges of approximately $12.0 million ($8.5 million, net of taxes) recorded in the quarter ended June 30, 2000.  The special charges were recorded in connection with the transition in the Company’s executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth.  The special charges related to the costs necessary to transition the executive management team, the unanticipated costs of certain employee healthcare benefits, and the costs necessary for actions taken following the new management team’s initial assessment of the Aegis operation platform.  The following chart details special charges recorded in the income statement during the quarter ended June 30, 2000:

Second Quarter 2000 Special Charges
(In thousands)

Cost of services:
Compensation expense settlements	$400
Selling, general and administrative expenses:
Unanticipated costs of certain employee benefits	6,439
Reserve for doubtful accounts	500
Elimination of non-performing assets	315
Depreciation:
Write-offs of undepreciated salvage value of outmoded equipment	838
Restructuring and other non-recurring charges:
Executive transition and severance costs	2,240
Resolution of lease litigation and disputes related to an insurance claim	1,299

Total pre-tax special charges	12,031
Tax benefit	(3,520)

Total special charges, net of taxes	$8,511

             Total revenues generated during the quarter ended June 30, 2001 were $59.6 million as compared to $70.0 million in the second quarter of 2000, a decrease of $10.4 million, or 14.9%.  For the six months ended June 30, 2001 and 2000 total revenues were $125.1 million and $142.6 million, respectively, reflecting a $17.5 million, or 12.3% decline in revenue from last year.  The decline in revenue is attributable primarily to the termination of an agreement with one of our telecommunications clients, Voicestream, which decided early in the first quarter of 2001 to take its services in-house, coupled with reduced transaction volumes from our clients that have been especially affected by the slowing of the U.S. economy, particularly our telecommunications clients.

             For the periods ended June 30, 2000 and 2001, our actual mix of revenues was as follows:

	Three months ended June 30,				Six months ended June 30,

	2000	%	2001	%	2000	%	2001	%

	(Dollars in millions)				(Dollars in millions)
Inbound CRM	$40.3	57.5%	$35.8	60.1%	$83.3	58.4%	$75.6	60.5%
Outbound CRM	$22.1	31.6%	$18.7	31.4%	$45.1	31.6%	$39.1	31.2%

CRM total	$62.4	89.1%	$54.5	91.5%	$128.4	90.0%	$114.7	91.7%
Marketing research	$7.6	10.9%	$5.1	8.5%	$14.2	10.0%	$10.4	8.3%

Total revenues	$70.0	100.0%	$59.6	100.0%	$142.6	100.0%	$125.1	100.0%

             For the quarter ended June 30, 2001, approximately 34% of our revenues were generated by our largest telecommunications client and approximately 17% by our largest financial services client, as compared to approximately 32% and 16%, respectively, for the quarter ended June 30, 2000.  For the six months ended June 30, 2001, approximately 35% of our revenues were generated by our largest telecommunications client and 16% by our largest financial services client, versus 34% and 15%, respectively, for the six months ended June 30, 2000.  Revenues from our largest telecommunications client are derived from separate contractual arrangements with several different business units of this client.

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

             For the quarter ended June 30, 2001, gross profit earned on revenues increased approximately $1.4 million, or 7.7%, versus the quarter ended June 30, 2000, to $20 million.  For the six months ended June 30, 2001, gross profit increased to $43.3 million, a $3.3 million, or 8.4% improvement versus the prior year comparable period.  Gross profit as a percentage of revenues ("gross margin") for the quarter and six-month periods ended June 30, 2001 were 33.6% and 34.6%, respectively, as compared to 26.6% and 28.0% in the comparable prior year periods.  The improvement in gross margin is the result of the effective and timely execution of cost reduction measures implemented during the second half of fiscal year 2000, and continued through the first half of 2001.

              Our site migration strategy focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs.  In keeping with this site strategy, we closed our Hazelton, Pennsylvania and Newport News, Virginia facilities in February 2001.   In March 2001, we signed a lease to open a new client service center in Rocky Mount, North Carolina, and began to ramp up operations in July.

             Selling, general and administrative ("SG&A") expenses decreased $9.0 million, or 36.7%, in the quarter ended June 30, 2001 versus the prior year quarter.  For the six months ended June 30, 2001, SG&A expenses decreased $9.3 million, or 22.5% versus the prior year comparable period.  As a percentage of revenues, SG&A expenses for the quarter and six months ended June 30, 2001 were 26.0% and 25.5%, respectively, as compared with 34.9% and 28.9% for the prior year comparable periods.   The decrease in SG&A in total and as a percentage of revenue is due to our focused cost reduction efforts and targeted management initiatives.

             Depreciation and amortization expenses decreased $0.4 million, or 9.4% and $0.1 million or 1.1%, in the quarter and six-month periods ended June 30, 2001 as compared to the comparable prior year periods. As a percentage of revenues, depreciation and amortization expenses were 6.9% in the quarter versus 6.4% in the quarter ended June 30, 2000.  For the six months ended June 30, 2001, depreciation and amortization expense were 6.5% of revenues as compared to 5.7% of revenues for the six months ended June 30, 2000.

             Net interest expense decreased $0.3 million, or 19.0%, in the second quarter of 2001 versus the three-month period ended June 30, 2000.  Net interest expense for the six months ended June 30, 2001 did not materially change from the prior year comparable period.  The decrease in net interest expense during the quarter is primarily attributable to lower interest rates and reduced borrowings on the Company’s revolving line of credit.  The balance on the Company's revolving line of credit at June 30, 2001 was approximately $28.3 million versus $39.0 million at June 30, 2000.

             Our statutory state and federal income tax rate for the quarters and six months ended June 30, 2000 and 2001 was approximately 40.0%.  Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense.

             The Company has a deferred tax asset of $15.5 million at June 30, 2001.  Management periodically evaluates the realizability of the deferred tax asset.  As part of this evaluation, we have considered past operating results, the outlook for future financial performance, as well as other evidence, in determining that a valuation allowance was not necessary at June 30, 2001.  However, should the Company’s future operating results be significantly below assumptions used in the evaluation of the deferred tax asset, it may be necessary to consider a valuation allowance in the future.

             Preferred dividends increased to approximately $1.9 million for the quarter and $3.6 million for the six months ended June 30, 2001 from $1.7 million and $3.3 million in the comparable prior year periods. For the three and six-month periods ended June 30, 2001, dividends on the Preferred F Shares were not paid in cash, but were added to the investment value of such shares.  Dividends on the Series D and E Preferred Shares are currently being paid in additional shares of Series D and E Preferred Shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

             The following table sets forth certain unaudited information from the Company’s statements of cash flows for the periods indicated:

	Six months ended June 30,

	2000	2001

	(Dollars in millions)
Net cash provided by (used in) operating activities	$(2.6)	$24.8
Net cash used in investing activities	(8.5)	(5.0)
Net cash provided by (used in) financing activities	5.6	(17.7)

Net change in cash and cash equivalents	$(5.5)	$2.1

             We have historically utilized cash flow from operations, available borrowing capacity under our credit facilities, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs. Thayer Equity has previously provided Aegis with financial support through subordinated debt financing, the conversion of subordinated debt into preferred stock, and providing loan guarantees; however, there can be no assurance, should we experience future liquidity issues, that Thayer Equity will continue to provide such financial support.    See “1999 Questor Transaction” and “Credit Facility” below.

             Cash provided by operating activities was approximately $24.8 million for the six months ended June 30, 2001.   This compares to the prior year period when cash used in operating activities was approximately $2.6 million.  The $27.4 million improvement is attributable to increased operating income resulting from improved gross margins and accelerated collections on accounts receivable.

             Cash used in investing activities during the first six months of 2001 decreased $3.5 million, or 41.3%, from the same period in 2000.  Capital expenditures have consisted primarily of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities.

             During the six months ended June 30, 2001, financing activities consisted primarily of  $16.7 million of payments that reduced the outstanding indebtedness on our bank revolving line of credit and capital lease obligations of approximately $1.0 million.  See “Credit Facility” below.

1999 Questor Transaction

             In an effort to reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F Shares to the Questor Investors for an aggregate purchase price of $46.75 million.  The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which accrue and cumulate from their original issue date.  The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared.  To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share.  The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends.  The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses.  For the three and six months ended June 30, 2001, accrued dividends on the Preferred F Shares were added to the investment value of such shares.

             As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively and beneficially own approximately 51.2% of the Company's issued and outstanding Common Stock and approximately 41.0% of the Company's Common Stock and Common Stock equivalents outstanding.  The Preferred F Shares vote on an as-converted basis and currently represent approximately 51.2% of our voting equity stock.

Majority Shareholders’ Proposed and Now Cancelled Acquisition

             On March 1, 2001, the Company received an offer from an acquisition group made up of its principal shareholders for the purchase of all of the outstanding shares of Common Stock not already owned by the acquisition group at a price of $1.00 per share in cash. Questor Partners Fund II, L.P. and certain affiliated funds (‘‘Questor’’) led the acquisition group and were expected to fund the transaction. The acquisition group included Thayer Equity Investors III, L.P. and certain affiliated funds (‘‘Thayer’’) and was expected to include certain other significant shareholders. It was anticipated that Thayer and certain other significant shareholders would receive approximately $10 million of cash in exchange for certain of the Company’s securities held by such shareholders.

             The offer was made to the Company’s Board of Directors. On March 15, 2001, the Board established a special committee of two independent directors to consider the offer. The special committee consisted of Josh S. Weston and Stanton D. Anderson.  The committee engaged Robert Baird & Company as its independent financial advisor and McDermott, Will and Emery as its legal counsel.   On June 6, 2001 the Company announced that the acquisition group had informed the Company that the acquisition group had decided not to proceed with such purchase at the present time.

Credit Facility

             In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) with Bank of Nova Scotia (‘‘Scotiabank’’) and Credit Suisse First Boston (‘‘CSFB’’), thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving credit facility commitments from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the credit facility, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment. This agreement matures June 30, 2003. Borrowings under this agreement bear interest at fluctuating rates based upon prime rate and the London Interbank Borrowing Offered Rate (‘‘LIBOR’’). The margin above the applicable prime rate or the LIBOR rate is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) ratio. The weighted-average interest rates on the outstanding balances of $28.3 million and $45.0 million at June 30, 2001 and December 31, 2000 were 7.0% and 8.6%, respectively. Interest payments are due quarterly.

             As a result of charges recorded in the second quarter of 2000, the Company was in default under certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, we entered into the First Amendment to the Credit Agreement (the ‘‘First Amendment’’), which: i) waived the Company’s default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the First Amendment, the Company’s borrowing base under the First Amendment was restricted to $49.0 million. At June 30, 2001 and December 31, 2000, the Company was in compliance with the covenants of the Credit Agreement, as amended. At June 30, 2001, we estimated that our available borrowing capacity under the amended agreement at approximately $20.7 million.

Note Receivable

             As of June 30, 2001, Michael G. Santry, a former director of the Company, owed the Company approximately $2.2 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7%.  Mr. Santry defaulted on the payment of the note, and consequently, the Company cancelled options to purchase 1,750,000 shares of our Common Stock previously held by Mr. Santry, but pledged to secure the note.  Mr. Santry resigned as a director of the Company on August 9, 2000, but remains obligated under the promissory note, which remains secured by 7,000 shares of our Common Stock and other collateral that provides marginal additional security.  Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable has been accounted for as a reduction to additional paid-in capital in shareholders’ equity in the fourth quarter of 1999.  On July 5, 2001, the Company filed suit in the District Court of Dallas County to recover the monies owed.

Growth Strategies

             We primarily compete in the segment of the customer relationship management (“CRM”) market that provides large corporations, as well as emerging e-business companies, with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone).  The CRM industry is very competitive and is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis.  The Company also offers e.Care.plusSM suite of web-enabled customer care capabilities that will transform a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet.

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

             Although no assurances can be made in this regard, based on our ability to secure such financing to date, availability under our current credit facility and anticipated cash flow from operations, management anticipates that for the foreseeable future we should be able to sufficiently fund the combination of our future working capital needs and the capital equipment requirements for the build-out of additional facilities needed to meet unanticipated growth.

NEW ACCOUNTING PRONOUNCEMENTS

             In June 1998, the FASB issued SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ This statement, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedging accounting. SFAS No. 133 was effective for the Company’s first quarter financial statements for fiscal year 2001. The adoption of this statement did not have a significant impact on the Company’s financial position, results of operations or cash flows.

             In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting.  Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.

FORWARD LOOKING STATEMENTS

             The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are “forward-looking statements”.  Terms such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “predicts”, “may”, “should”, “will”, the negative thereof and similar expressions are intended to identify forward-looking statements.  Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company's reliance on certain major clients; unanticipated losses of or delays in implementation of client programs; higher than anticipated implementation costs associated with new client programs; the successful combination of revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company's labor force; reliance on technology; telephone and internet service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company's SEC filings from time to time. Should one or more of these uncertainties or risks materialize, actual results may differ materially from those described in the forward-looking statements. The Company disclaims any intention or obligation to revise any forward-looking statements whether as a result of new expectations, conditions or circumstances, or otherwise.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             For the quarter and six month period ended June 30, 2001, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II – OTHER INFORMATION

ITEM 5.            OTHER INFORMATION

             On July 16, 2001, the Company named Herman M. Schwarz as President and Chief Executive Officer of Aegis effective immediately. Mr. Schwarz is responsible for directing all aspects of the company's operations and reports to the Board of Directors. Mr. Schwarz has also been elected to the Board of Directors, replacing Edward Blank. Mr. Blank will continue to serve the company as a non-voting advisory director. John R. Birk, who served as interim Chief Executive Officer, returned to his role of Chairman of the Board.

             Mr. Schwarz joined Aegis in November 2000 as President of the company's Elrick & Lavidge marketing research division. Prior to joining Aegis, Mr. Schwarz served as President of Selig Industries, a specialty chemical manufacturer. He has also held senior management roles with National Linen Services and senior consultant roles with Mars & Company and Arthur Andersen. Mr. Schwarz earned his MBA in Finance from the Wharton School of Business and his Bachelor's Degree in Commerce from the University of Virginia. Mr. Schwarz will also continue in his role as President of Elrick & Lavidge.

             On July 2, 2001, the Company announced a strategic realignment of the executive management team to help drive the Company's growth initiatives. Richard M. Interdonato, previously the Company's Executive Vice President and Chief Operating Officer -Teleservices assumed a new role as Executive Vice President - Business Development. In this role, Mr. Interdonato has accountability for key customer activities including growth within the current customer base and retention efforts. Joseph Marinelli, previously Senior Vice President - Operations has been promoted to Executive Vice President - Operations and assumes Mr. Interdonato's prior operations responsibilities.

             The Company also announced the promotion of Angelo Macchia to Executive Vice President and Chief Information Officer. Mr. Macchia joined Aegis in February 2000 as Chief Technology Officer.   Additionally, Michael J. Graham, previously Chief Financial Officer, has assumed an expanded role with the Company as Executive Vice President - Corporate Development and Chief Financial Officer.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K Annual Report filed on April 2, 2001).
4.1	Specimen of Share Certificate of Company's Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarterly period ended September 30, 1998).
4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company's Form 10-K Annual Report for the year ended September 30, 1994).
4.3	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).
4.4	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).
4.5	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999)

(B)        Reports on Form 8-K

             On June 6, 2001, we filed a Form 8-K reporting under “Item 5. – Other Events,” announcing that Hugh E. Sawyer, President and Chief Executive Officer, was resigning from the Company effective June 15, 2001, to join Allied Holdings, Inc. in Atlanta, Georgia as President and Chief Executive Officer.  We also reported that John R. Birk, Chairman of the Board of Directors of the Registrant, would assume the role of interim President and Chief Executive Officer and that Mr. Sawyer would continue to serve on the Registrant's Board of Directors.

             We also announced that the acquisition group made up of our principal stockholders, which on March 2, 2001 had announced an offer to purchase the Company's outstanding public shares, had informed the Company that the acquisition group had decided not to proceed with such purchase at this time. The acquisition group stated that it had decided that any further consideration of its offer would not be appropriate while management and the Board of Directors focus internally on assuring a smooth management transition.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated: August 14, 2001	By:	/s/ Michael J. Graham

Michael J. Graham
Executive Vice President – Corporate Development
And Chief Financial Officer

EXHIBITS INDEX

Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).
4.1	Specimen of Share Certificate of Company's Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarterly period ended September 30, 1998).
4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company's Form 10-K Annual Report for the year ended September 30, 1994).
4.3	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).
4.4	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).
4.5	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999)