Form 10-Q
period 2001-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 2001-11-14
CIK 778426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2001.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ______________________.

Commission File Number:   0-14315

AEGIS COMMUNICATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2050538
(State of Incorporation)	(I.R.S. Employer Identification No.)

7880 Bent Branch Drive, Suite 150, Irving, Texas 75063

(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code:  (972) 830-1800

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                   No  ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding
on November 9, 2001

COMMON STOCK $.01 PAR VALUE	52,171,168

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2000	2001
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,295	$18
Accounts receivable - trade, less allowance for doubtful accounts of $1,239 in 2000 and $798 in 2001	71,827	48,053
Current deferred tax assets	2,587	2,587
Prepaid expenses and other current assets	3,065	2,009
Total current assets	78,774	52,667
Property and equipment, net of accumulated depreciation of $44,103 in 2000 and $54,344 in 2001	36,034	36,749
Goodwill, net of accumulated amortization of $7,839 in 2000 and $9,622 in 2001	45,825	44,043
Deferred tax assets	12,965	12,965
Deferred financing costs, net	1,254	873
Other assets	130	130
	$174,982	$147,427

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2000	2001
		(unaudited)
Liabilities & Shareholders' Equity
Current liabilities:
Current portion of long-term obligations	$2,039	$3,223
Accounts payable	7,543	3,222
Accrued compensation expense and related liabilities	8,315	4,079
Accrued interest expense	598	244
Other accrued expenses	13,788	11,931
Other current liabilities	2,134	2,415
Total current liabilities	34,417	25,114
Revolving line of credit	45,000	27,300
Long-term obligations, net of current portion	928	2,076
Subordinated indebtedness due to affiliates	10,998	12,008
Commitments and Contingencies
Redeemable convertible preferred stock
46,750, 9.626% cumulative Series F shares issued and outstanding in 2000 and 2001	46,655	50,461
Shareholders' equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2000 and 2001; 96,407 and 107,612, convertible 15% cumulative Series D shares issued and outstanding in 2000 and 2001, respectively; and, 54,898 and 61,278, convertible 15% cumulative Series E shares issued and outstanding in 2000 and 2001, respectively	2	2
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued in 2000 and 2001	526	526
Additional paid-in capital	94,694	96,451
Treasury shares, at cost, 475,600 in 2000 and 2001	(1,199)	(1,199)
Cumulative translation adjustment	71	74
Retained deficit	(57,110)	(65,386)
Total shareholders' equity	36,984	30,468
	$174,982	$147,427

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months		Nine months
	ended September 30,		ended September 30,
	2000	2001	2000	2001
Revenues	$74,142	$56,317	$216,725	$181,405
Cost of services, excluding depreciation and amortization shown below	48,415	37,895	151,036	119,672
Gross profit	25,727	18,422	65,689	61,733
Selling, general and administrative expenses	17,745	16,563	58,965	48,521
Depreciation	3,157	3,714	10,156	10,622
Goodwill amortization	594	594	1,783	1,783
Restructuring and other non-recurring charges	-	-	3,539	-
Total operating expenses	21,496	20,871	74,443	60,926
Operating income (loss)	4,231	(2,449)	(8,754)	807
Interest expense, net	1,514	981	4,063	3,507
Income (loss) before income taxes	2,717	(3,430)	(12,817)	(2,700)
Income tax expense (benefit)	864	(769)	(3,681)	-
Net income (loss)	1,853	(2,661)	(9,136)	(2,700)
Preferred stock dividends	1,733	1,936	5,003	5,576
Net income (loss) after preferred stock dividends	$120	$(4,597)	$(14,139)	$(8,276)
Basic and diluted loss per share of common stock	$0.00	$(0.09)	$(0.27)	$(0.16)
Weighted average shares of common stock outstanding:
Basic	52,086	52,171	51,948	52,171
Diluted	52,157	52,171	51,948	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2000	2001
Cash flows from operating activities:
Net loss	$(9,136)	$(2,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,939	12,405
Deferred income taxes	(3,681)	-
Non-cash interest expense	890	1,011
Other	(30)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(7,168)	23,774
Prepaid and other current assets	(96)	1,056
Accounts payable	108	(4,321)
Other accrued expenses	7,845	(6,447)
Other current liabilities	(611)	281
Net cash provided by operating activities	60	25,053

Cash flows from investing activities:
Capital expenditures	(11,361)	(5,939)
Net cash used in investing activities	(11,361)	(5,939)

Cash flows from financing activities:
Proceeds from (repayments on) line of credit	11,666	(17,700)
Payments on capital lease obligations	(2,082)	(2,691)
Proceeds from the issuance of common stock	276	-
Proceeds from exercise of stock options	184	-
Net cash provided by (used in) financing activities	10,044	(20,391)
Net decrease in cash and cash equivalents	(1,257)	(1,277)
Cash and cash equivalents at beginning of period	6,043	1,295
Cash and cash equivalents at end of period	$4,786	$18

Supplemental information on non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,774	$5,022
Conversion of dividends into preferred instruments	$4,993	$5,565

The accompanying notes are an integral part of these financial statements.

AEGIS COMMUNICATIONS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and where noted)

1.             SIGNIFICANT ACCOUNTING POLICIES

                The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 2000 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2.             PREFERRED STOCK DIVIDENDS

For the nine months ended September 30, 2001, accrued dividends totaling $1,759 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $3,806 on the Preferred F Shares were added to the investment value of such shares.  An annual dividend of $0.36 per share on 29,778 outstanding shares of Series B Preferred Stock was also accrued.  In the comparable prior year period, accrued dividends totaling $1,522 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $3,471 on the Preferred F shares were added to the investment value of such shares. An annual dividend of $0.36 per share on 29,778 outstanding shares of Series B Preferred Stock was also accrued.

3.             EARNINGS PER SHARE

                Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and preferred stock. Options, warrants, convertible debt and preferred stock were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2000 and 2001 because the effect would be antidilutive.

	Three months		Nine months
Basic and diluted weighted average shares outstanding	ended September 30,		ended September 30,
for the periods indicated were as follows:	2000	2001	2000	2001
Basic
Weighted average common shares issued	52,647	52,647	52,602	52,647
Weighted average treasury shares	(561)	(476)	(654)	(476)
Shares used in Basic EPS calculation	52,086	52,171	51,948	52,171

Diluted
Shares used in Basic EPS calculation	52,086	52,171	51,948	52,171
Common stock equivalents:
Dilutive stock options and warrants, net of shares assumed repurchased with exercise proceeds	71	-	-	-
Shares used in Diluted EPS calculation	52,157	52,171	51,948	52,171

Antidilutive securities excluded from the computation
of diluted EPS for the periods indicated are as follows:
Shares issuable under option agreements	10,515	9,665	11,437	9,665
Shares issuable under warrant agreements	1,756	2,756	2,756	2,756
Shares issuable upon conversion of preferred stock	57,448	63,970	57,448	63,970
Shares issuable upon conversion of convertible debt	5,905	6,657	5,905	6,657

4.             SEGMENTS

                The Company classifies its operations into two segments: (1) multi-channel customer relationship management (“CRM”) and (2) marketing research.  Each is managed separately because each provides different services.  The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The CRM segment provides customer contact and care programs, database management, analytical services and market intelligence. The marketing research segment provides its clients, representing a broad range of industries, with state-of-the-science marketing research including full service quantitative and qualitative research, point-of-sale research, segmentation studies and mystery shopping services.  Business segment information is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2000	2001	2000	2001
Revenues:
CRM	$67,145	$50,045	$195,517	$164,753
Marketing research	6,997	6,272	21,208	16,652
Total	$74,142	$56,317	$216,725	$181,405

Operating income (loss):
CRM	$3,993	$(2,761)	$(4,443)	$1,352
Marketing research	238	312	(772)	(545)
Restructuring and other non-recurring charges	-	-	(3,539)	-
Total	$4,231	$(2,449)	$(8,754)	$807

Depreciation and amortization:
CRM	$3,039	$3,561	$9,826	$10,230
Marketing research	118	153	330	392
Goodwill amortization	594	594	1,783	1,783
Total	$3,751	$4,308	$11,939	$12,405

Total assets:
CRM			$156,819	$133,045
Marketing research			14,646	14,382
Total			$171,465	$147,427

5.             RESTRUCTURING, OTHER NON-RECURRING AND SPECIAL CHARGES

                The Company's results for the nine months ended September 30, 2000 include special charges of $12,031 ($8,511, net of taxes) recorded in the quarter ended June 30, 2000. The special charges were recorded in connection with the transition in the Company's executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth. The special charges are related to the costs necessary to transition the executive management team, the unanticipated costs of certain employee healthcare benefits, and the costs necessary for actions taken following the new management team's initial assessment of the Aegis operating platform. This analysis prompted the Company to take aggressive steps to focus on its most profitable assets and streamline the Aegis organization by reducing headcount not directly responsible for improving profitability, client service, or employee retention.  All recorded accruals, except for $425 related to the resolution of lease litigation, were fully utilized at September 30, 2001.  The resolution of the lease litigation will be paid out over the remaining term of the lease, which expires in July 2007.  The following chart details special charges recorded in the income statement during the quarter ended June 30, 2000:

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

6.             INCOME TAXES

                At the end of calendar year 2000, the Company determined that its net deferred tax asset was realizable based on the most recent, extended business forecast. The forecast indicated future taxable income that would support the deferred tax asset to the extent of the year-end balance of $15.6 million. During the calendar year 2001, the Company has not provided an income tax benefit to its operating losses, as they would exceed the previously projected realizable deferred tax asset. The Company will continue to monitor the realization of the deferred tax asset, and to the extent that it is determined that the deferred tax asset is not realizable, the Company will provide an allowance of an equivalent amount.

7.             NEW ACCOUNTING PRONOUNCEMENTS

                In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. SFAS 142 provides that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.  The Company is in the process of assessing the impact of these new standards on its business.  Such impact is not known at this time.

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

RESULTS OF OPERATIONS

                The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
	2000	2001		2000		2001
Revenues	100.0%	100.0%		100.0%		100.0%
Cost of services, excluding depreciation and amortization shown below	65.3%	67.3%		69.7%		66.0%
Gross profit	34.7%	32.7%		30.3%		34.0%
Selling, general and administrative expenses	23.9%	29.4%		27.2%		26.7%
Depreciation	4.3%	6.6%		4.7%		5.9%
Acquisition goodwill amortization	0.8%	1.1%		0.8%		1.0%
Restructuring and other non-recurring charges	-%	-%		1.6%		-%
Total operating expenses	29.0%	37.1%		34.3%		33.6%
Operating income (loss)	5.7%	(4.4%	)	(4.0%	)	0.4%
Interest expense, net	2.0%	1.7%		1.9%		1.9%
Income (loss) before income taxes	3.7%	(6.1%	)	(5.9%	)	(1.5%	)
Income tax expense	1.2%	(1.4%	)	(1.7%	)	-%
Net income (loss)	2.5%	(4.7%	)	(4.2%	)	(1.5%	)
Preferred stock dividends	2.3%	3.4%		2.3%		3.1%
Net income (loss) after preferred stock dividends	0.2%	(8.1%	)	(6.5%	)	(4.6%	)

                We experienced a net loss after preferred stock dividends of $4.6 million, or 8.1% of revenues, for the quarter ended September 30, 2001.  During the prior year comparable quarter, the Company generated net income after preferred stock dividends of approximately $0.1 million, or 0.2% of revenues.  For the nine months ended September 30, 2001, the Company incurred a net loss after preferred stock dividends of $8.3 million or 4.6% of revenues versus a net loss after preferred stock dividends of approximately $14.1 million, or 6.5% of revenues for the nine months ended September 30, 2000.

                The Company’s results for the nine months ended September 30, 2000 include special charges of approximately $12.0 million ($8.5 million, net of taxes) recorded in the quarter ended June 30, 2000.  The special charges were recorded in connection with the transition in the Company’s executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth.  The special charges related to the costs necessary to transition the executive management team, the unanticipated costs of certain employee healthcare benefits, and the costs necessary for actions taken following the new management team’s initial assessment of the Aegis operation platform.  All recorded accruals, except for $425 related to the resolution of lease litigation, were fully utilized at September 30, 2001.  The resolution of the lease litigation will be paid out over the remaining term of the lease, which expires in July 2007.  The following chart details special charges recorded in the income statement during the nine months ended September 30, 2000:

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

                Total revenues generated during the quarter ended September 30, 2001 were $56.3 million as compared to $74.1 million in the third quarter of 2000, a decrease of $17.8 million, or 24.0%.  For the nine months ended September 30, 2001 and 2000 total revenues were $181.4 million and $216.7 million, respectively, reflecting a $35.3 million, or 16.3% decline year over year.  The decline in revenue is attributable primarily to the termination of an agreement with one of our telecommunications clients, Voicestream, early in the first quarter of 2001, reduced transaction volumes from our clients that have been especially affected by the continued economic slowdown, and the unfavorable short-term impact of the tragic events of September 11, 2001.

                For the periods ended September 30, 2000 and 2001, our actual mix of revenues was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2000	%	2001	%	2000	%	2001	%
	(Dollars in thousands)				(Dollars in thousands)
Inbound CRM	$43,968	59.3%	$32,798	58.3%	$121,794	56.2%	$108,423	59.8%
Outbound CRM	$23,177	31.3%	$17,247	30.6%	$73,723	34.0%	$56,330	31.1%
CRM total	$67,145	90.6%	$50,045	88.9%	$195,517	90.2%	$164,753	90.9%
Marketing research	$6,997	9.4%	$6,272	11.1%	$21,208	9.8%	$16,652	9.1%
Total revenues	$74,142	100.0%	$56,317	100.0%	$216,725	100.0%	$181,405	100.0%

                For the quarter ended September 30, 2001, approximately 26% of our revenues were generated by our largest telecommunications client and approximately 14% by our largest financial services client, as compared to approximately 38% and 13%, respectively, for the quarter ended September 30, 2000.  For the nine months ended September 30, 2001, approximately 32% of our revenues were generated by our largest telecommunications client and 15% by our largest financial services client, versus 35% and 14%, respectively, for the nine months ended September 30, 2000.  Revenues from our largest telecommunications client are derived from separate contractual arrangements with several different business units of this client.

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

                For the quarter ended September 30, 2001, gross profit earned on revenues decreased by approximately $7.3 million, or 28.4%, to $18.4 million versus the quarter ended September 30, 2000.  For the nine months ended September 30, 2001, gross profit fell to $61.7 million, or 6.0% versus the prior year comparable period.  While gross profit declined over the comparable periods, gross profit as a percentage of revenues ("gross margin") for the quarter and nine months ended September 30, 2001 were 32.7% and 34.0%, respectively, as compared to 34.7% and 30.3% in the comparable prior year periods. Our targeted cost reduction measures implemented during the second half of fiscal year 2000, and continued through the first nine months of 2001 along with improved operating efficiencies resulting from our site migration plan, are primarily responsible for the improved gross margin for the nine months ended September 30, 2001.  These efforts also helped to limit the negative effects of the 24.0% reduction in revenues in the third quarter of 2001 as compared to the third quarter of 2000.

                Our site migration strategy focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs.  In keeping with this site strategy, we closed our Hazelton, Pennsylvania and Newport News, Virginia facilities in February 2001, and closed our Barrie, Canada center in August 2001.   In March 2001, we signed a lease to open a new client service center in Rocky Mount, North Carolina, and were fully operational by the end of the third quarter.

                Selling, general and administrative ("SG&A") expenses decreased 6.7% to $16.6 million in the quarter ended September 30, 2001 versus the prior year quarter.  For the nine months ended September 30, 2001, SG&A expenses decreased $10.4 million, or 17.7% versus the prior year comparable period.  Excluding approximately $6.4 million in special charges associated with unanticipated costs of certain employee benefits recorded in the second quarter of 2000, SG&A expenses declined 7.6%.  Our focused cost reduction efforts and targeted management initiatives initiated in the second half of 2000, and continued through the third quarter of 2001, are primarily responsible for the reduction in SG&A expenses over the period. As a percentage of revenues, SG&A expenses for the quarter and nine months ended September 30, 2001 were 29.4% and 26.7%, respectively, as compared with 23.9% and 27.2% for the prior year comparable periods.

                Depreciation and amortization expenses increased $0.6 million, or 14.8% and $0.5 million or 3.9%, in the quarter and nine-months ended September 30, 2001 versus the comparable prior year periods. As a percentage of revenues, depreciation and amortization expenses were 7.7% in the quarter ended September 30, 2001 versus 5.1% in the quarter ended September 30, 2000.   For the nine months ended September 30, 2001 depreciation and amortization expenses were 6.9% of revenues as compared to 5.5% of revenues for the nine months ended September 30, 2000.

                Net interest expense decreased $0.5 million, or 35.2%, in the third quarter of 2001 versus the three-month period ended September 30, 2000.  Net interest expense for the nine months ended September 30, 2001 declined $0.6 million or 13.7% versus the prior year comparable period.  The decrease in net interest expense for the quarter and nine months ended September 30, 2001 versus the prior year comparable periods is primarily attributable to lower interest rates and reduced borrowings on the Company’s revolving line of credit.  The balance on the Company’s revolving line of credit at September 30, 2001 was approximately $27.3 million versus $44.0 million at September 30, 2000.

                Our statutory state and federal income tax rate for the quarters and nine months ended September 30, 2000 and 2001 was approximately 40%.  Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense.

                At the end of calendar year 2000, we determined that our net deferred tax asset was realizable based on the most recent, extended business forecast.  The forecast indicated future taxable income, that would support the deferred tax asset to the extent of the year-end balance of $15.6 million.  During the calendar year 2001, we have not provided an income tax benefit to our operating losses, as they would exceed the previously projected realizable deferred tax asset.  The Company will continue to monitor the realization of the deferred tax asset, and to the extent that it is determined that the deferred tax asset is not realizable, the Company will provide an allowance of an equivalent amount.

                Preferred dividends increased to approximately $1.9 million for the quarter and $5.6 million for the nine months ended September 30, 2001 from $1.7 million and $5.0 million in the comparable prior year periods. For the three and nine months ended September 30, 2001, dividends on the Preferred F Shares were not paid in cash, but were added to the investment value of such shares.  Dividends on the Series D and E Preferred Shares are currently being paid in additional shares of Series D and E Preferred Shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                The following table sets forth certain unaudited information from the Company’s statements of cash flows for the periods indicated:

	Nine months ended September 30,
	2000	2001
	(In thousands)
Net cash provided by operating activities	$60	$25,053
Net cash used in investing activities	(11,361)	(5,939)
Net cash provided by (used in) financing activities	10,044	(20,391)
Net change in cash and cash equivalents	$(1,257)	$(1,277)

                We have historically utilized cash flow from operations, available borrowing capacity under our credit facilities, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs. For example, Thayer Equity has previously provided Aegis with financial support through subordinated debt financing, the conversion of subordinated debt into preferred stock, and providing loan guarantees.  There can be no assurance, however, should we experience future liquidity issues that Thayer Equity, Questor Partners, or any other shareholder will continue to provide such financial support.    See “1999 Questor Transaction” and “Credit Facility” below.

                Cash provided by operating activities was approximately $25.1 million for the nine months ended September 30, 2001.   This compares to the prior year period when cash provided by operating activities was approximately $0.1 million.  The $25.0 million improvement is primarily attributable to accelerated collections on accounts receivable, partially offset by a reduction in our accounts payable balance.

                Cash used in investing activities during the first nine months of 2001 decreased $5.4 million, or 47.7%, from the same period in 2000.  Capital expenditures have consisted primarily of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities.

                During the nine months ended September 30, 2001, our financing activities were focused on minimizing cash and cash equivalent balances and reducing the outstanding indebtedness of the Company.  Cash used in financing activities during the period consisted of payments of approximately $17.7 million made to reduce the outstanding indebtedness on our bank revolving line of credit, and $2.7 million of payments on capital lease obligations.  As of September 30, 2001, indebtedness under our revolver was $27.3 million and available borrowing capacity was estimated at $11.7 million.  See “Credit Facility” below.

1999 Questor Transaction

                In an effort to reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving credit agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Preferred F Shares to the Questor Investors for an aggregate purchase price of $46.75 million.  The Preferred F Shares are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Voting Convertible Preferred Stock, par value $0.01 per share (the "Preferred B Shares"), at the rate of 9.626% per annum, which accrue and cumulate from their original issue date.  The dividends on the Preferred F Shares accrue on each share from its issuance on a daily basis, whether or not earned or declared.  To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such share.  The Preferred F Shares also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends.  The Preferred F Shares vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses.  For the three and nine months ended September 30, 2001, accrued dividends on the Preferred F Shares were added to the investment value of such shares.

                As a result of the sale of the Preferred F Shares and subsequent increases to the investment value of such shares, on an as-converted basis, the Questor Investors collectively and beneficially own approximately 51.8% of the Company's issued and outstanding Common Stock and approximately 41.4% of the Company's Common Stock and Common Stock equivalents outstanding.  The Preferred F Shares vote on an as-converted basis and currently represent approximately 51.8% of our voting equity stock.

Credit Facility

                In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) with Bank of Nova Scotia (‘‘Scotiabank’’) and Credit Suisse First Boston (‘‘CSFB’’).   The Company’s borrowing base under the Credit Agreement is currently $49.0 million. At September 30, 2001, we estimated that our available borrowing capacity under the amended agreement was approximately $11.7 million.  The agreement matures June 30, 2003.

                Borrowings under this agreement bear interest at fluctuating rates based upon prime rate and the London Interbank Borrowing Offered Rate (‘‘LIBOR’’). The margin above the applicable prime rate or the LIBOR rate is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) ratio. The weighted-average interest rates on the outstanding balances of $27.3 million and $45.0 million at September 30, 2001 and December 31, 2000 were 5.6% and 8.6%, respectively. Interest payments are due quarterly.

Note Receivable

                As of September 30, 2001, Michael G. Santry, a former director of the Company, owed the Company approximately $2.3 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7%.  Mr. Santry defaulted on the payment of the note, and consequently, the Company cancelled options to purchase 1,750,000 shares of our Common Stock previously held by Mr. Santry, but pledged to secure the note.  Mr. Santry resigned as a director of the Company on August 9, 2000, but remains obligated under the promissory note, which remains secured by 7,000 shares of our Common Stock and other collateral that provides marginal additional security.  Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable has been accounted for as a reduction to additional paid-in capital in shareholders’ equity in the fourth quarter of 1999.  On July 5, 2001, the Company filed suit in the District Court of Dallas County to recover the monies owed.

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

NEW ACCOUNTING PRONOUNCEMENTS

                In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting.  SFAS 142 provides that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS 141 and SFAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.  The Company is in the process of assessing the impact of these new standards on its business.  Such impact is not known at this time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                For the quarter and nine month period ended September 30, 2001, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                We held our annual meeting of stockholders on Wednesday, August 8, 2001, at which there were 22,740,624 common shares and 46,750 Preferred F shares (the Preferred F shares are entitled to vote on an as-converted basis and thus represented 54,632,366 shares of voting power as of the Company’s June 22, 2001 record date) present or represented by valid proxies which totaled 77,372,790 as-converted shares, or approximately 72.4% of shares entitled to vote.  At such meeting, the following matters were approved by requisite vote:

                (1)           The following directors of the Company were elected to serve until each of their respective successors shall have been duly elected and qualified.  The number of votes cast for and withheld for each director were as follows:

Nominee

	For	Withheld
John R. Birk	76,650,413	722,577
Herman M. Schwarz	76,590,074	782,916
Dean Andersen	76,749,913	623,077
Stanton D. Anderson	76,753,212	619,777
Henry L. Druker	76,753,413	619,577
Peter D. Fitzsimmons	76,753,413	619,577
Frederic V. Malek	76,600,750	772,240
Kevin J. Prokop	76,752,513	620,477
Hugh E. Sawyer	76,532,230	840,760
Paul G. Stern	75,609,480	1,763,510
David M. Wathen	76,753,413	619,577
Josh S. Weston	76,753,013	619,977

                (2)           An amendment to the Company’s Amended and Restated 1998 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the Plan from 9,000,000 to 12,000,000 was approved by the affirmative vote of 75,723,018 shares with 1,591,307 voting against, 58,665 abstaining and no broker non-votes.  Such matter required a majority vote of all shares represented at the annual meeting in person or by proxy.

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

10.48       Employment Agreement dated July 16, 2001 by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz (filed herewith).

(B)           Reports on Form 8-K

                On August 28, 2001, we filed a report on Form 8-K reporting under Item 4. – “Changes in Registrant’s Certifying Accountants,” that on August 22, 2001, in a decision approved by the Audit Committee of the Company’s Board of Directors, PricewaterhouseCoopers LLP (“PwC”) was dismissed as the Company’s independent accountants.  PwC’s reports on the Company’s December 31, 2000 and 1999 consolidated financial statements contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope, accounting principles or uncertainties.  Simultaneously with the dismissal of its former auditors on August 22, 2001, the Company engaged the accounting firm of Arthur Andersen LLP to be its independent accountants, replacing PwC.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated:	November 14, 2001	By:	/s/ Michael J. Graham
Michael J. Graham
Executive Vice President – Corporate Development And Chief Financial Officer

EXHIBITS INDEX

Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.1	Specimen of Share Certificate of Company's Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarterly period ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company's Form 10-K Annual Report for the year ended September 30, 1994).

4.3	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).

4.4	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.5	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999)

10.48	Employment Agreement dated July 16, 2001 by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz (filed herewith).