Form 10-K
period 2001-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2002-03-29
CIK 778426

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended DECEMBER 31, 2001.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-14315

AEGIS COMMUNICATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2050538 (IRS Employer Identification No.)
7880 Bent Branch Drive, Suite 150, Irving, Texas 75063 (Address of principal executive offices, Zip Code)

        Registrant's telephone number, including area code: (972) 830-1800

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of March 20, 2002 was approximately $15.6 million.

        As of March 20, 2002, 52,171,168 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's 2001 Proxy Statement and Notice of Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

INTRODUCTION

        Aegis Communications Group, Inc. ("Aegis" or the "Company") is a leading provider of multi-channel customer relationship management ("CRM") and comprehensive marketing research services, including database management, analytical services and market intelligence to progressive companies. We provide services through our two operating segments, CRM and marketing research. For a discussion of the financial results of these two segments, please see "Notes to Consolidated Financial Statements-18. Segments." Our CRM service offerings include: web-enabled and telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; client service center facilities management; order provisioning, which is the transferring of data into our clients' billing systems and customer records; and database management. Our web-enabled customer care (e-care) capabilities include online customer-initiated call back, automated e-mail response, live web text chat, pushed content web sessions (in which we send, or "push", web pages to the customer from anywhere on the Internet), click-stream analysis, web self-service, fax/e-mail on demand and online management reporting. Our database service offerings include profiling and data overlay, segmentation, modeling, survey results analysis, financial analysis and customer lifecycle analysis. Our Elrick & Lavidge marketing research division ("E&L") offerings include research services to clients across a broad range of industries including measuring customer satisfaction, evaluating likelihood of customer retention, point-of-sale research, full service quantitative and qualitative research, segmentation and market structure, and other marketing services.

        Aegis is a Delaware corporation originally organized in that state in 1985, and its trading symbol is "AGIS". Our headquarters are located at 7880 Bent Branch Drive, Suite 150, Irving, Texas 75063. Our telephone number is (972) 830-1800 and our web-site address is www.aegiscomgroup.com. Unless the context requires otherwise, references to the Company in this report include our consolidated subsidiaries.

SERVICES AND STRATEGY

CRM Solutions

        Aegis develops and implements customized multi-channel contact programs designed to strengthen our clients' relationships with their customers. Our CRM solutions consist of telephone-based marketing and customer service programs (teleservices) as well as web based capabilities, which comprise handling a variety of customer contacts through our clients' Internet web-sites, and our phone-based customer service offerings.

        We design, manage and conduct large scale telecommunications-based CRM programs which feature live, knowledgeable customer service representatives ("CSRs") provided on an outsourced basis to corporations in a wide variety of industries. We offer inbound and outbound CRM solutions, as well as non-voice services that include order provisioning services and database management.

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

        Aegis' operations are technology driven through our advanced data and communications systems, which permit real-time interface with our clients' host systems via the Internet or dedicated networks. We also provide a suite of web-enabled customer care capabilities that includes multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet. Through the web-enabled services, we can assist our clients by providing real-time, web-based data that tracks customers' interactions with a client's web-site, allows us to handle all aspects of responding to client e-mail from customers, provides a secure chat window to conduct one-on-one chat with client customers, initiates live voice conversations when a client customer clicks an icon on a client's web-site, and performs other functions.

        Aegis endeavors to establish long-term relationships with clients that utilize telecommunications, including the Internet, as important, ongoing elements in their core CRM strategies. These arrangements usually require Aegis to develop unique software systems for the client. By offering high quality, customized, flexible and fully-integrated customer contact management services designed to improve quality, productivity and effectiveness, Aegis can enhance and add value to our clients' existing marketing and customer service programs.

Marketing Research

        E&L offers several information-based services designed to assist research clients in more effectively marketing products and services to their customers.

        Included among E&L's custom research offerings are online, in-store, and on-site behavioral research; comprehensive expertise in customer satisfaction, customer value analysis (how a client's customers perceive value), and customer life cycle studies (factors that comprise gaining and retaining customers); market segmentation; product and concept testing; brand positioning; market structure and tracking studies; mystery shopping; and focus group research. E&L provides services to consumer goods and services, financial services, telecommunications, utilities, healthcare, entertainment and technology companies. E&L's data collection methods include online, in-store, focus group, in-person, one-on-one, and telephone interviews. Elements of E&L's growth strategy include applications of advanced technology, applied marketing sciences, web-centric data management and ongoing analyses of the growth of online sales or transaction environments for corporate clients.

Objective

        Aegis' objective is to become the premier high-quality, full service provider of outsourced CRM solutions to progressive companies seeking a high level of customer interaction. We believe that our web-enabled services, inbound CRM services and non-voice segments of the CRM market possess the greatest long-term growth potential in our industry and we are concentrating our efforts primarily on those segments. However, in order to fully meet our clients' needs we continue to offer outbound services. For the year ended December 31, 2001, approximately 69% of our revenues were generated by inbound CRM solutions and non-voice services, 21% from outbound CRM solutions and 10% from marketing research. In comparison, for the year ended December 31, 2000, approximately 63% of our revenues were generated by inbound CRM solutions and non-voice services, 28% by outbound CRM solutions and 9% from marketing research. We focus on our core competencies and seek to reduce or eliminate costs for our clients. We periodically evaluate our portfolio of assets to determine the most efficient operating platform. We seek to invest in assets which deliver a strong return on our investment and divest assets which do not meet our performance hurdles.

OPERATIONS

        As of December 31, 2001, Aegis operated or managed approximately 6,300 production workstations in 14 client service centers and 2 marketing research facilities. A workstation includes a cubicle, personal computer with monitor and keyboard, a headset and an automatic call distributor console. All of our facilities are located in the continental United States.

CRM Solutions

        The current Aegis technology platform delivers custom CRM solutions based on a browser-based application environment and Avaya Definity telecommunications switches interfaced with multiple servers running on UNIX or Microsoft 2000 Advanced Server platforms. The data system is based on an open architecture design supported by sophisticated relational databases. This open architecture design allows us to interface seamlessly, and in real-time, with our clients' host systems. It also provides the flexibility that enables Aegis to deliver solutions rapidly to our clients' marketing and customer service needs. Outbound calling is enhanced through an Avaya supported dialer, or an SER Services (formerly EIS) dialer. Our operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits Aegis to offer productivity enhancements associated with this "call blending" activity. During the course of 2001, Aegis acquired technology to deliver an enhanced level of CRM solutions for an integrated solutions offering.

        The quality of our people is critical to our success. Because our marketing and service representatives deal directly with our clients' customers and sales prospects, we place a heavy emphasis on their training and the quality control process. Our training facilities are equipped with workstations for live role-playing. We employ a large staff of trainers dedicated to teaching the details of client programs to our marketing and service representatives. The training curriculum includes instruction on the client's sales or service process, study of the features and benefits of the product and service, intensive role-playing and information about both Aegis' and the client's philosophy and culture. Aegis conducts both initial and follow-up training for all representatives which, depending on the complexity of the client program, can take up to six weeks to complete. Our training curriculum is developed by professional experts in adult learning methods and includes a "hands-on" PC lab experience. This attentiveness to training enables our representatives to perform an assortment of duties when handling inbound and outbound calling programs. Along with our clients, we monitor our marketing and customer service representatives to insure strict compliance with the client's quantitative and qualitative standards. In many instances, quality is evaluated and communicated on a daily basis.

Marketing Research

        As of December 31, 2001, E&L maintained four full-service offices in major cities throughout the United States. E&L also operates two research service centers at separate locations containing, in the aggregate, approximately 160 computer-assisted telephone interview workstations.

        As of December 31, 2001, E&L employed approximately 120 full-time marketing research professionals. In addition, the firm has a part-time staff of about 347 associates in its field and telephone interviewing centers. Knowledge of our clients' industries is important to our success. We have concentrated on developing particular expertise in several industries, including telecommunications, consumer packaged goods and financial services. Consistently updated industry expertise enables us to provide reliable customer and market information and advisory services to clients in those industries.

INDUSTRY AND COMPETITION

CRM Solutions

        Several trends continue to shape the teleservices industry. Many U.S. companies that traditionally outsource customer sales and service are evaluating and using non-U.S. based sites gaining the lower labor rates available in many overseas markets. Clients also increasingly require the latest in contact center technology, including multi-channel communication, improved switch technology, IVR (interactive voice response) and web-based support to guide customers away from "live" agents. We believe the increased investment in this technology and the expertise required to gain full leverage will drive more clients to outsourced partners. The increased focus on business fundamentals in the wake of the economic downturn will also drive customers to outsource their CRM services in order to focus on core competencies and alter their cost structure from a fixed to a variable model. Clients will continue to require more efficiencies from their CRM partners in the form of performance-based pricing that better align the interests of the client and the outsource partner. In addition, the industry can continue to expect aggressive firms to offer below market pricing of their services to gain market share.

        We compete in a market that provides progressive companies desiring a better method of customer interaction with outsourced CRM solutions across multiple communications channels including the telephone, Internet, and e-mail. The telephone-based CRM industry is spread among many competitors, including a large number of in-house organizations and numerous independent providers like Aegis. Our market is very competitive. Competitors range from very small firms offering specialized applications to large, full-service companies with multiple, high volume client service centers, including APAC Customer Services, Inc., Convergys Corp., ICT Group, Inc., Precision Response Corp., RMH Teleservices, Inc., Sitel Corp., Sykes Enterprises, Inc., TeleTech Holdings, Inc. and West TeleServices, Inc. We also compete against the in-house call center and customer service operations of clients and prospective clients. We believe we compete primarily on the basis of:

  •
  consistency and quality of service;

  •
  the ability to implement advanced technology, including web-enabled capabilities, predictive dialing, call blending and proprietary front-end interfaces which enable real-time access to clients' host data;

  •
  responsiveness to changing client needs and adaptability to unique client requirements; and

  •
  cost effectiveness.

Marketing Research

        The 181 research companies in the Council of American Survey Research Organizations reported total research marketing revenue of $7.7 billion in 2000. The June 4, 2001 issue of Marketing News ranked E&L as the thirty-second largest marketing research company in the United States.

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

MARKETING OF SERVICES

        We seek to differentiate ourselves from our competitors through our emphasis on quality and service to the client, technological capabilities, ability to meet and enhance the client's changing requirements and cost effectiveness. We seek to develop and maintain long-term relationships with our clients and we focus our marketing efforts on progressive companies that utilize integrated customer service and marketing research as important, ongoing elements in their core CRM and marketing strategy. We believe these corporations present the greatest potential for our recurring revenue growth and that their customer relationship requirements fit well with our technology and client support infrastructure. We obtain new business through our dedicated sales force responding to requests for proposals, through client and consultant referrals and by targeting potential new clients. New business is also gained by identifying additional needs of our existing clients and cross-selling our services to meet those needs.

GOVERNMENT REGULATION

        Both federal and state governments regulate our business. The Federal Communications Commission's ("FCC") rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations ("DNC") and to avoid making calls to such consumers.

        The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. The FTC then issued its telemarketing sales rules ("TSR"), which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers.

        In addition to these rules and regulations, bills are frequently introduced in Congress to regulate the use of credit information, as well as new proposals to further refine the DNC and TSR regulations and restrict predictive dialer use. We cannot predict whether this legislation will be enacted and what effect, if any, it would have on our industry.

        Most states have also enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and then the contract may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses and post bonds. For instance, persons selling insurance products or mortgage services are required to be licensed by various state insurance commissions and participate in regular continuing education programs. Some industries we serve are also subject to various state government regulations with regard to selling practices and consumer disclosure requirements.

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

RELIANCE ON MAJOR CLIENTS

        We have historically relied on a few major clients for the bulk of our revenue. In 2001, three clients each accounted for over 10% of our revenues. Our largest telecommunications client accounted for approximately 30% of our revenues, and a second significant telecommunications client accounted for nearly 16%. Our largest financial services client in 2001 was responsible for approximately 14% of our revenues. In 2000, two clients each accounted for over 10% of Company revenues. Our largest telecommunications client accounted for approximately 36% of our revenues, and our largest financial services client accounted for approximately 14%. Revenues from our largest telecommunications client are derived from separate contractual arrangements with several different business units of this client. From time to time, this client reorganizes or curtails its marketing programs, negotiates price reductions in certain of its programs and significantly reduces its volume of business with its CRM solutions vendors, including Aegis, all of which negatively affect our revenues. Although we try to build and improve our customer relationships, it is our goal to reduce our dependence on a few major clients by broadening our customer base because of the detrimental impact their unilateral decisions can have on our business.

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

EMPLOYEES

        As of December 31, 2001, Aegis employed 5,983 persons, including over 4,900 client service representatives. We believe our relationship with our employees is generally good.

ITEM 2. PROPERTIES

        Our principal executive offices and operational and administrative headquarters are located in a 23,333 square foot leased building in Irving, Texas. This lease expires on December 31, 2003. All of our facilities are occupied pursuant to various lease arrangements. Aegis believes that the development of additional Aegis-operated centers should enhance our long-term profitability. Accordingly, we continue to implement our site selection strategy, which focuses on locating client service centers in markets we believe offer lower wage rates, better employee retention and generally lower operating costs. To that end, in 2001 we closed six relatively small outbound dedicated centers in Dalton and Browns Valley, Minnesota, Hazleton, Pennsylvania, Newport News, Virginia, Barrie, Canada, and San Francisco, California and opened a new 534 seat inbound oriented client service center in Rocky Mount, North Carolina. The changes in 2001 followed other significant moves made in prior years. In 2000, we closed a center in Virginia Beach, Virginia and opened a new client service center in Terre Haute, Indiana, and in 1999 we closed centers in Addison and Euless, Texas and opened new client service centers in St. Joseph, Missouri and Sierra Vista, Arizona. As of December 31, 2001, we performed our services in the facilities listed below:

Client Service Centers

Location	Date Opened	Lease Expiration Date	Square Footage	Number of Production Workstations
Arlington, TX	April 1990	August 31, 2002	11,600	146
Elkins, WV	November 1998	October 31, 2008	20,125	204
Fairmont, WV	October 1997	February 28, 2009	48,000	517
Irving, TX (2 facilities)	September 1985	December 31, 2003	97,126	1,337
Joplin, MO	February 1998	February 1, 2008	33,055	445
Los Angeles, CA	October 1985	October 31, 2002	68,700	787
Mesquite, TX	November 1996	September 15, 2002	10,575	164
Port St. Lucie, FL	September 1997	July 23, 2007	44,000	304
Rocky Mount, NC	June 2001	October 9, 2007	62,500	534
Sierra Vista, AZ	February 1999	March 1, 2009	45,000	600
St. Joseph, MO	April 1999	June 1, 2004	27,316	342
Terre Haute, IN	August 2000	September 30, 2010	34,680	498
Tucker, GA	March 1993	May 31, 2005	43,347	311

			546,024	6,189

Marketing Research Facilities and Full-Service Offices

Location	Date Opened	Lease Expiration Date	Square Footage	Number of Production Workstations
Chicago, Illinois	1951	January 31, 2004	23,632	56
Cincinnati, Ohio	1985	August 31, 2005	5,853	—
Clarksville, Tennessee	1985	December 31, 2003	7,500	105
Kansas City, Missouri	1992	May 31, 2003	4,228	—
Paramus, New Jersey	1979	October 31, 2005	12,158	—
Tucker, Georgia	1979	January 31, 2003	29,325	—

			82,696	161

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        On September 20, 1999 we received notification from Nasdaq that we no longer met the minimum requirements for continued listing on the Nasdaq National Market System and, therefore, the Nasdaq staff determined that our continued listing was no longer warranted. Accordingly, our common stock, $.01 par value per share (the "Common Stock"), now trades on the National Association of Securities Dealers' Over-the-Counter Electronic Bulletin Board ("Nasdaq OTC BB") under the symbol "AGIS". As of March 20, 2002, there were 52,171,168 shares of Aegis common stock outstanding held by approximately 6,500 holders of record.

        The table below lists the range of high and low bid prices for our Common Stock as reported by the Nasdaq OTC BB for the two-year period ended December 31, 2001 and the subsequent interim period. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Year ended December 31, 2000	High	Low
First Quarter	$2.50	$0.94
Second Quarter	$1.63	$0.94
Third Quarter	$1.22	$0.73
Fourth Quarter	$1.03	$0.56
Year ended December 31, 2001	High	Low
First Quarter	$0.97	$0.59
Second Quarter	$0.88	$0.40
Third Quarter	$0.55	$0.20
Fourth Quarter	$0.30	$0.13
Interim period from January 1, 2002	High	Low
through March 20, 2002	$0.44	$0.15

DIVIDENDS

        To date, we have not declared a cash dividend on our common stock. We intend to retain any earnings for use in the operation and expansion of our business, and therefore do not anticipate declaring cash dividends in the foreseeable future. We have accrued an annual dividend of $0.36 per share on 29,778 outstanding shares of our Series B Preferred Stock. Our Series D and E Preferred Stock accrue dividends quarterly at a rate of 15% per annum. Our Series F Preferred Stock accrues dividends daily at a rate of 9.626% per annum. Under our current Credit Agreement, Aegis and its subsidiaries are prohibited from paying cash dividends on our Common Stock until all the lender's commitments have been met and all of Aegis' and its subsidiaries' obligations under the Credit Agreement have been satisfied. See "Notes to Consolidated Financial Statements—5. Long-Term Debt, and 8. Shareholders' Equity."

PRIVATE PLACEMENTS OF CONVERTIBLE PREFERRED STOCK

        In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's then largest shareholder, Thayer Equity Investors III, L.P. ("Thayer Equity", and together the "Thayer-led group"), agreed to convert $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of Series D Preferred Stock issued, ($0.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred Stock issued ($0.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable in cash or in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, the Company also issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share. As of December 31, 2001, the Series D Preferred Stock has accrued paid in kind dividends of approximately 34,402 shares of Series D Preferred Stock, and the Series E Preferred Stock has accrued paid in kind dividends of approximately 19,590 shares of Series E Preferred Stock.

        In an effort to further reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our Credit Agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (the "Questor Investors") for an aggregate purchase price of $46.75 million. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Preferred Stock, at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such shares. The Series F Preferred Stock are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Series F Preferred Stock. The Series F Preferred Stock also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Series F Preferred Stock vote on an as-converted basis. We used the proceeds from the sale of the Series F Preferred Stock to repay outstanding bank debt and pay transaction expenses.

        As a result of the sale of the Series F Preferred Stock and subsequent increases in the investment value of the Series F Preferred Stock resulting from dividends, and through its ownership of Common Stock and Series E Preferred Stock, on an as-converted basis, the Questor Investors collectively own 44.4% of our Common Stock and Common Stock equivalents outstanding. The Series F Preferred Stock vote on an as-converted basis and represent approximately 52.4% of our voting equity securities at December 31, 2001.

        The sales and exchanges of the Series D, E and F Preferred Stock described above were exempt under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Thayer and Questor investors are "accredited investors" as defined by Regulation D and each of the private placements exceeded $5.0 million in value.

ITEM 6. SELECTED FINANCIAL DATA

        The table below sets forth certain selected consolidated historical financial data for Aegis and its subsidiaries for the last five years. This information should be read in conjunction with Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes to the consolidated financial statements.

	Year ended December 31,
	(Amounts In thousands, except per share amounts)
	1997	1998(1)	1999	2000	2001
Statements of Operations Data
Revenues:
CRM solutions	$115,609	$195,355	$219,066	$267,496	$214,410
Marketing research services	18,223	32,683	27,202	27,868	22,932

Total revenues	$133,832	$228,038	$246,268	$295,364	$237,342
Gross profit (excluding depreciation/amortization)	45,642	66,677	69,594	93,682	80,609
SG&A expenses	36,312	50,510	65,905	76,835	63,062
Depreciation	4,501	10,018	12,954	13,893	14,441
Acquisition goodwill amortization	1,592	2,876	2,723	2,378	2,377
Non-cash asset impairment charge	—	—	20,399	—	—
Restructuring and other non-recurring charges	—	8,395	541	3,539	—

Operating income (loss)	3,237	(5,122)	(32,928)	(2,963)	729
Interest expense, net	3,626	4,799	5,864	4,516	2,951
Non-cash interest expense	—	3,871	1,597	1,210	1,374

Loss before income taxes	(389)	(13,792)	(40,389)	(8,689)	(3,596)
Income tax (benefit) expense	595	(2,989)	(6,213)	(2,305)	5,774

Net loss	(984)	(10,803)	(34,176)	(6,384)	(9,370)
Preferred stock dividends	—	—	1,208	6,775	7,572

Net loss available to common shareholders	$(984)	$(10,803)	$(35,384)	$(13,159)	$(16,942)

Basic and diluted loss per share	$(0.04)	$(0.27)	$(0.68)	$(0.25)	$(0.32)

Basic and diluted weighted average number of common and common equivalent shares outstanding	27,233	40,383	52,043	52,004	52,171
Operating Data
EBITDA (2)	$9,330	$16,167	$3,689	$16,847	$17,547
Net cash provided by (used in) operating activities	$2,329	$7,906	$(10,455)	$(575)	$41,663
Net cash used in investing activities	$(25,794)	$(16,213)	$(10,180)	$(14,097)	$(6,980)
Net cash provided by (used in) financing activities	$26,492	$13,699	$15,923	$9,941	$(34,821)
Client service centers at end of period	20	25	21	19	14
Teleservices workstations at end of period	2,462	5,658	5,382	5,996	6,189
Marketing research facilities at end of period	10	9	11	7	6
Marketing research workstations at end of period	360	225	225	225	161
Balance Sheet Data
Working capital	$17,624	$35,881	$36,716	$44,357	$14,410
Total assets	101,736	180,544	160,585	174,982	130,524
Current portions of capital leases	3,009	2,758	2,243	2,039	3,287
Long-term obligations, less current portions	51,257	79,580	43,689	56,926	28,826
Total liabilities	71,163	108,716	70,987	91,343	56,287
Series F Redeemable convertible preferred stock	—	—	41,970	46,655	51,816
Shareholders' equity	30,573	71,828	47,628	36,984	22,421

(1)
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

(2)
EBITDA is defined here as income from continuing operations before interest, taxes, depreciation and amortization, non-cash asset impairment charge and restructuring and other non-recurring charges. While it should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other measures of financial performance and liquidity under generally accepted accounting principles ("GAAP"), EBITDA is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditure and working capital requirements. EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

	Year ended December 31,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of services, excluding depreciation and amortization shown below	71.7%	68.3%	66.0%

Gross profit	28.3%	31.7%	34.0%
Selling, general and administrative expenses	26.8%	26.0%	26.6%
Depreciation	5.3%	4.7%	6.1%
Acquisition goodwill amortization	1.1%	0.8%	1.0%
Non-cash asset impairment charge	8.3%	—	—
Restructuring and other non-recurring charges	0.2%	1.2%	—

Total expenses	41.7%	32.7%	33.7%

Operating income (loss)	(13.4)%	(1.0)%	0.3%
Interest expense, net	2.4%	1.5%	1.2%
Non-cash interest expense	0.6%	0.4%	0.6%

Loss before income taxes	(16.4)%	(2.9)%	(1.5)%
Income tax (benefit) expense	(2.5)%	(0.8)%	2.4%

Net loss	(13.9)%	(2.1)%	(3.9)%
Preferred stock dividends	0.5%	2.3%	3.2%

Net loss available to common shareholders	(14.4)%	(4.4)%	(7.1)%

Historical Year Ended December 31, 2001 vs. Historical Year Ended December 31, 2000

        Aegis recognized a net loss available to common shareholders of $16.9 million or $0.32 per share for the year ended December 31, 2001 versus a net loss available to common shareholders of $13.2 million or $0.25 per share in 2000. Excluding $3.5 million ($2.2 million, net of taxes) in non-recurring charges, Aegis recognized a net loss available to common shareholders of $11.0 million or $0.21 per share in 2000.

        Total revenues generated during the year ended December 31, 2001 were $237.3 million as compared to $295.4 in 2000, a decrease of $58.1 million, or 19.6%. The decrease in revenue in 2001 was due primarily to the loss early in the year of a significant customer account, VoiceStream, which took the services being performed by Aegis and other service providers in-house early in 2001 to fill excess capacity in its internal call centers. Other factors affecting the decline in revenue were the economic slowdown in the U.S economy, and the tragic events of September 11th.

        The Company's continued shift towards higher-value inbound CRM and non-voice services is reflected in the Company's revenue mix. For the year ended December 31, 2001, inbound CRM and non-voice services together accounted for 68.8% of the Company's total revenues as compared to 62.6% in 2000, while outbound CRM revenues fell from 28.0% to 21.5%. Marketing research revenues, while falling $4.9 million, accounted for 9.7% of total Company revenues in 2001 versus 9.4% in 2000. For the years ended December 31, 2000 and 2001, our actual mix of revenues was as follows:

	Year ended December 31, (Dollars in thousands)
	2000	%	2001	%
Inbound CRM	$174,340	59.0%	$140,710	59.3%
Outbound CRM	82,515	28.0%	51,118	21.5%
Non-Voice & Other	10,641	3.6%	22,582	9.5%

CRM total	267,496	90.6%	214,410	90.3%
Marketing research	27,868	9.4%	22,932	9.7%

Total revenues	$295,364	100.0%	$237,342	100.0%

        Three clients each accounted for over 10% of Company revenues in 2001. Our largest telecommunications client in 2001 accounted for approximately 30% of the Company's total revenues, while comprising approximately 36% of total revenues for the year ended December 31, 2000. Revenues from this client are derived from separate contractual arrangements with several different business units. Approximately 16% of our revenues were generated from another significant telecommunications client in 2001. This client contributed 5% of Company revenues in 2000. For the years ended December 31, 2001 and December 31, 2000, approximately 14% of our total revenues were generated by our largest financial services client.

        Management established as a priority early in 2001 to further stabilize the Company's operating platform through the implementation of a targeted cost reduction program. The successful implementation of these efforts is reflected in the Company's improved gross margin. For the year ended December 31, 2001, gross profit was $80.6 million, or approximately $13.1 million, or 14.0%, less than that earned in 2000. However, gross profit as a percentage of revenues, improved over the period from 31.7% to 34.0%.

        Selling, general and administrative ("SG&A") expenses decreased $13.8 million, or 17.9%, in the year ended December 31, 2001 versus 2000; however, because of the significant reduction in revenue year over year, as a percentage of revenues, SG&A expenses for the current year slightly increased to 26.6% versus 26.0%. The Company made a concerted effort at diligently reducing fixed and variable SG&A expenses in response to the revenue declines incurred during the year.

        Depreciation and amortization expenses in 2001 increased $0.5 million, or 3.4%, to $16.8 million versus the prior year. As a percentage of revenues, depreciation and amortization expenses increased to 7.1% in 2001 from 5.5% in 2000 primarily as a result of the reduction in revenues over the same period.

        Net interest expense decreased $1.4 million, or 24.4%, in the year ended December 31, 2001 as compared to the prior year due primarily to the reduction of the outstanding balance on the Company's revolving line of credit, which was reduced from $45.0 million at December 31, 2000 to $13.8 million at December 31, 2001.

        Our statutory state and federal income tax benefit rate for the years ended December 31, 2000 and 2001 was approximately 40.0%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of our goodwill amortization expense and the write-down of our deferred tax asset in 2001.

        The Company has a net deferred tax asset of $9.8 million at December 31, 2001, ($16.5 million less a valuation allowance of $6.7 million). The Company has historically generated a net operating loss for income tax purposes. In the past, the Company recognized a deferred tax asset reflecting the future benefits of this net operating loss. These future tax benefits expire through 2021. The Company periodically evaluates the realizability of the deferred tax asset, and in 2001 provided a $6.0 million reserve partially offsetting the future tax benefit, in recognition of the uncertain nature of realizing the longer term portion of the tax asset. The Company will continue to evaluate the realizability of the asset in light of future operating performance, and it may be necessary to adjust the valuation allowance in the future.

        Preferred dividends increased to approximately $7.6 million for the year ended December 31, 2001 from $6.8 million in the prior year. During 2001, dividends on the Preferred F Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively. See "Notes to Consolidated Financial Statements-8. Shareholders' Equity and 9. Redeemable Series F Preferred Stock"

Historical Year Ended December 31, 2000 vs. Historical Year Ended December 31, 1999

        Aegis recognized a net loss available to common shareholders of $13.2 million or $0.25 per share for the year ended December 31, 2000 versus a net loss available to common shareholders of $35.4 million or $0.68 per share in 1999. Excluding $3.5 million ($2.2 million, net of taxes) in non-recurring charges, Aegis recognized a net loss available to common shareholders of $11.0 million or $0.21 per share in 2000. In 1999, excluding $20.4 million in a non-cash asset impairment charge and $0.5 million ($0.3 million, net of tax) in restructuring and other non-recurring charges, the net loss available to common shareholders was $14.7 million or $0.28 per share.

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

	Year ended December 31,
	1999	%	2000	%
	(Dollars in thousands)
Inbound CRM	$114,755	46.6%	$174,340	59.0%
Outbound CRM	96,106	39.1%	82,515	28.0%
Non-Voice & Other	8,205	3.4%	10,641	3.6%

CRM total	219,066	89.0%	267,496	90.6%
Marketing research	27,202	11.0%	27,868	9.4%

Total revenues	$246,268	100.0%	$295,364	100.0%

        As a result of the acquisition of one of our clients by our largest telecommunications client, and giving effect to this merger as if it occurred at the beginning of the period, for the year ended December 31, 2000, approximately 36% of our total revenues were generated by our largest telecommunications client. This client generated revenues representing approximately 24% of total revenues for the year ended December 31, 1999. Revenues from our largest telecommunications client are derived from separate contractual arrangements with several different business units. For the year ended December 31, 2000, approximately 14% of our total revenues were generated by our largest financial services client, as compared to approximately 16% in the prior year.

        For the year ended December 31, 2000, gross profit earned on revenues increased approximately $24.1 million, or 34.6%, from 1999, primarily due to the increased revenue and to cost reduction initiatives implemented in 2000. Gross profit as a percentage of revenues for 2000 was 31.7% as compared to 28.3% in the prior year. The increases in gross profit are due to improved capacity utilization resulting from the revenue increase, a reduction in operating costs due to the implementation of the cost reduction initiatives mentioned above and improved operating efficiencies resulting from the implementation of our site selection strategy discussed below.

        Our site selection strategy focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. In keeping with this site strategy, during the quarter ended September 30, 2000, we completed a portion of the build-out of a new 475-workstation client service center in Terre Haute, Indiana. The new center opened concurrent with the closing of our 120-seat center in Virginia Beach, Virginia on August 31, 2000.

        SG&A expenses increased $10.9 million, or 16.6%, in the year ended December 31, 2000 versus 1999; however, as a percentage of revenues, SG&A expenses for the current year were 26.0% versus 26.8% in 1999. The increase in dollar expense is primarily attributable to $6.4 million in special charges associated with unanticipated costs of certain employee benefits recorded in the second quarter 2000. The Company implemented a new employee health plan effective October 1, 2000.

        Following the new management team's initial assessment of the Aegis operating platform, management took aggressive steps beginning in the second quarter of 2000 to focus on its most profitable assets and to streamline the Aegis organization by reducing headcount not directly responsible for improving profitability. The reduction in SG&A expenses as a percentage of revenue in 2000, despite the special charges, was primarily due to cost reduction programs combined with rigorous financial controls implemented by management during the second quarter of 2000.

        Depreciation and amortization expenses increased $0.6 million, or 3.8%, in 2000 as compared to the prior year due to $0.8 million in charges associated with write-offs of the salvage value of outmoded equipment. As a percentage of revenues, depreciation and amortization expenses were 5.5% in 2000 versus 6.4% in the prior year. The decreases in depreciation and amortization expenses as a percentage of revenues are due primarily to the increase in revenues over the prior year periods and the reduction of acquisition goodwill amortization expense resulting from a non-cash asset impairment charge taken at March 31, 1999. See "Notes to Consolidated Financial Statements—4. Non-Cash Asset Impairment Charge."

        The Company's results for 2000 included non-recurring charges of $3.5 million ($2.2 million, net of tax) recorded in connection with the transition in the Company's executive management team and actions taken to implement the above noted broad-based turnaround plan designed to improve productivity and promote profitable revenue growth.

        Net interest expense decreased $1.7 million, or 23.3%, in the year ended December 31, 2000 as compared to the prior year due to the reduction of long-term debt, held throughout the year, resulting from the use of proceeds from the Company's sale of $46.75 million of Series F Preferred Stock on December 10, 1999.

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

        Preferred dividends increased to approximately $6.8 million for the year ended December 31, 2000 from $1.2 million in the prior year as a result of the conversion of affiliated debt to Series D and E Preferred Stock and the sale of Series F Preferred Stock. During 2000, dividends on the Series F Preferred Stock were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Stock were paid in additional shares of Series D and E Preferred Stock, respectively. See "Notes to Consolidated Financial Statements—8. Shareholders' Equity and 9. Redeemable Series F Preferred Stock" Stock"

CRITICAL ACCOUNTING POLICIES

  Revenue Recognition

        Customer solutions revenues earned under contracts based on time incurred and/or on transactions handled are recognized when the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Marketing research revenues are recognized as services are performed. Unearned revenues related to such services are included in other current liabilities and will generally be recognized during the following year. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Key estimates and assumptions impacting the amounts recorded in the consolidated financial statements include reserves for recoverability of receivables and the deferred tax asset, as well as liability reserves related to transmission commitments.

LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth certain information from the Company's statements of cash flows for the periods indicated:

	Year ended December 31,
	(Dollars in thousands)
	1999	2000	2001
Net cash provided by (used in) operating activities	$(10,455)	$(575)	$41,663
Net cash used in investing activities	(10,180)	(14,097)	(6,980)
Net cash provided by (used in) financing activities	15,923	9,941	(34,821)
Effect of exchange rates on cash	54	(17)	—

Net decrease in cash and cash equivalents	$(4,658)	$(4,748)	$(138)

        We have historically utilized cash flow from operations, available borrowing capacity under our Credit Agreement, subordinated indebtedness provided by certain of our shareholders (primarily Thayer Capital) and the issuance of convertible preferred stock to meet our liquidity needs. We anticipate that cash flow from operations and funds available under our revolving line of credit, as amended will enable us to meet our liquidity needs for the foreseeable future. See "Credit Agreement" below.

        Cash provided by operating activities was $41.7 million in 2001 as compared to cash used in operating activities of $0.6 million in the prior year. Increased operating income resulting from improved gross profit margins, the successful implementation of the Company's cost reduction programs and improved management of accounts receivable and working capital are responsible for the improvement.

        Capital expenditures have consisted primarily of new telecommunications equipment and information technology hardware and software required in the upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities. Total capital expenditures in 2001 were $13.6 million. Of the $13.6 million, $6.6 million was financed with capital leases. The remaining capital expenditures during 2001 were funded with proceeds from bank borrowings under our revolving line of credit and available cash. See "Credit Agreement" below.

        Cash used in financing activities during 2001 was $34.8 million, and consisted primarily of the reduction in the outstanding balance on the Company's revolving line of credit. Principal payments made during 2001 reduced the balance on the revolver to $13.8 million at December 31, 2001 from $45.0 million at December 31, 2000. See "Credit Agreement" below.

Contractual Obligations and Commercial Commitments

        The following tables set forth certain information concerning the Company's contractual obligations and commercial commitments at December 31, 2001 and outlines the Company's expected future payments to be made under such obligations and commitments:

        Long-term debt at December 31, 2000 and 2001, is summarized below:

	2000	2001
Revolving line of credit	$45,000	$13,800
Capital lease obligations	2,967	5,942
Subordinated indebtedness due to affiliates	10,998	12,371

	58,965	32,113
Less current maturities	(2,039)	(3,287)

	$56,926	$28,826

        Future maturities of long-term debt at December 31, 2001 are as follows:

Years ending December 31,
2002	$3,287
2003	27,242
2004	832
2005	245
2006	267
and thereafter	240

$32,113

        Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at December 31, 2001 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2002	$3,635	$6,637
2003	1,250	4,846
2004	930	3,355
2005	300	2,780
2006	300	2,529
and thereafter	250	5,143

Total minimum future lease payments	$6,665	$25,290

Less: amounts representing interest	(723)

Present value of future lease payments	$5,942

        The Company has entered into agreements with telephone long distance carriers which currently range from one to three years, and which provide for annual minimum usage requirements. The remaining minimum obligation under these agreements is approximately $47,000. As of December 31, 2001, the Company has accrued $4,037 in current liabilities related to transmission expense incurred in 2001. For further information on the Company's contractual obligations and commercial commitments, see "Notes to Consolidated Financial Statements—5. Long-Term Debt, 7. Leases and 12. Commitments and Contingencies."

1999 Questor Transaction

        In an effort to reduce outstanding debt on our balance sheet in 1999, thereby providing us the needed flexibility to renegotiate our bank revolving Credit Agreement and cure then outstanding defaults, and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to the Questor Investors for an aggregate purchase price of $46.75 million. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Preferred Stock, at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Series F Preferred Stock accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such shares. The Series F Preferred Stock also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Series F Preferred Stock are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Series F Preferred Stock. The Series F Preferred Stock vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. For the years ended December 31, 2000 and 2001, accrued dividends on the Series F Preferred Stock were added to the investment value of such shares.

Credit Agreement

        In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving commitments under the Credit Agreement from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the Credit Agreement, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment. The Credit Agreement matures June 30, 2003. Borrowings under the Credit Agreement bear interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate ("LIBOR") at the Company's election. The margin above the applicable prime rate or LIBOR is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. The weighted-average interest rate on the outstanding balances of $45.0 million and $13.8 million at December 31, 2000 and 2001 was 8.6% and 4.2%, respectively. Interest payments are due quarterly.

        As a result of charges recorded in the second quarter of 2000 (see "Results of Operations" above), the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which: i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the First Amendment, the Company's borrowing base under the Credit Agreement was restricted to $49.0 million. At December 31, 2001 and 2000, the Company was in compliance with the covenants of the Credit Agreement, as amended. At December 31, 2001, we estimated that our available borrowing capacity under the amended Credit Agreement was approximately $18.0 million.

Subordinated Indebtedness

        In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3.0 million due November 2003. In December 1997, IQI and the shareholder consummated an agreement to settle outstanding issues between the shareholder, IQI and Thayer Capital (IQI's principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1.0 million and the interest rate increased from 8% to 12% on the remaining note. The $2.0 million reduction to the shareholder note was treated as a contribution of capital by the shareholder.

        In connection with the March 1998 amendment to the Credit Agreement, IQI issued a subordinated note payable to Thayer Capital of $2.0 million due August 31, 2003 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down a $1.0 million of the term portion of the Credit Agreement. Payments under the note payable are subordinated to the Credit Agreement. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 2000 and 2001, the balance due on the note payable was approximately $3.0 million and $3.5 million, respectively and the Company recognized $0.4 million, $0.4 million and $0.5 million in interest expense during 1999, 2000 and 2001, respectively pursuant to the note payable.

        Prior to the Merger, on July 6, 1998, the Company received an additional financing commitment from Thayer Capital and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend the Company, at our election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the Merger. As of October 23, 1998, we had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the Merger, the Company issued the Thayer-led group additional warrants to purchase up to 350,000 shares of our Common Stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into our Common Stock at a conversion price of $2.375 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to us. These borrowings were subsequently converted to preferred stock. See "Notes to Consolidated Financial Statements—6. Subordinated Indebtedness and 8. Shareholders' Equity."

        In connection with the Merger, Thayer Capital provided the Company with $6.8 million in subordinated indebtedness as well as a guarantee for $2.0 million in bridge financing to assist in funding the Company's working capital needs. This subordinated indebtedness is convertible into shares of our Common Stock at a conversion price of $2.00 per share. In connection with the guarantee, and for additional consideration of $110,000, the Company issued to Thayer Equity warrants to purchase 1,100,000 shares of our Common Stock at an exercise price of $1.96. These borrowings were subsequently converted to preferred stock. See "Notes to Consolidated Financial Statements—6. Subordinated Indebtedness and 8. Shareholders' Equity."

        On March 30, 1999, Thayer Equity provided the Company with approximately $5.7 million in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into our Common Stock at a conversion price of $1.15 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to us. The note payable matures on August 31, 2003 with interest payable at a 12% annual rate. Payments under the note payable are subordinated to the Credit Agreement; therefore, quarterly accrued interest is rolled into the principal balance of the note payable. At December 31, 2000 and 2001, the balance due on the note payable was $7.0 million and $7.9 million, respectively and the Company recognized $0.8 million and $0.9 million in interest expense during 2000 and 2001, respectively pursuant to the note payable.

Note Receivable

        As of December 31, 2000, Michael G. Santry, a former director of the Company, owed the Company approximately $2.2 million, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7% and is secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. On July 1, 2000, October 1, 2000 and January 1, 2001, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel options to purchase 1,312,500 shares of our Common Stock held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999. On July 5, 2001, the Company filed suit in the District Court of Dallas County to recover the monies owed. In January 2002, Aegis was granted a summary judgment in this case; however, terms of the judgment are not yet final. Any amounts received from a favorable judgement will be recorded as capital upon receipt.

Growth Strategies

        We primarily compete in the segment of the customer relationship management CRM market that provides progressive corporations with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone). The CRM industry is very competitive and is spread among many competitors, including a large number of in-house organizations and numerous independent providers like Aegis. To compete more effectively in this market, in March 2000, we introduced a suite of web-enabled customer care capabilities that transformed a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet. The transformation of additional workstations into web-enabled stations will require capital expenditures and may require additional borrowing, including utilizing funds available under the existing Credit Agreement.

        We also anticipate the continued implementation of our site selection strategy, which focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs. Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will require furniture, equipment and technology consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the existing Credit Agreement. In addition, expenses associated with such centers may temporarily adversely affect operating income. Additionally, management periodically evaluates strategic alternatives for maximizing the value of certain assets, including divestiture and expansion. Opportunities to optimize our portfolio of assets are actually considered, and we seek to execute transactions when beneficial to the Company.

        Although no assurances can be made in this regard, based on our ability to secure such financing to date, our current availability under the Credit Agreement and anticipated cash flow from operations, management anticipates that for the foreseeable future we should be able to sufficiently fund the combination of our future working capital needs, expenditures to improve our technology platform, and the capital equipment requirements for the build-out of additional facilities needed to meet unanticipated growth.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impartment is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

        SFAS 141 and SFAS 142 are effective for all business combination completed after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. It is anticipated that the adoption of SFAS 141 will not have a material impact on the Company's results of operations and financial position. The Company is required to implement SFAS 142 on January 1, 2002, and the expected impact of the adoption of SFAS 142 on the fiscal 2002 results of operations is the discontinuation of recording $2.4 million of amortization expense associated with goodwill. The Company has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test will be measured as of January 1, 2002. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than June 30, 2002. Management has not yet determined what impact, if any, the transition impairment test will have on the Company's results of operations and financial position.

        In August 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business" (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is required to implement SFAS 144 on January 1, 2002, and is in the process of determining the impact, if any, that this statement will have on its results of operations and financial position.

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

Control by Principal Shareholders

        The Questor Investors (through their ownership of the convertible Series E and Series F Preferred Stock and Common Stock) collectively own at December 31, 2001, on an as-converted basis, approximately 55.0% of our voting issued and outstanding common stock and approximately 44.4% of our Common Stock and Common Stock equivalents outstanding.

        Thayer Capital and its affiliates (through their ownership of Common Stock, warrants, convertible subordinated debt and convertible Series D and Series E Preferred Stock) collectively own approximately 26.3% of our Common Stock and Common Stock equivalents outstanding. The Series D and Series E Preferred Stock are non-voting; therefore, Thayer holds approximately 17.4% of our voting equity securities.

        Under the terms of a Stockholders Agreement among, Questor, Thayer and certain other stockholders of the Company, Questor and Thayer each has the right to nominate six of twelve board members and to approve certain major decisions (described below). As a result, Questor and Thayer can exercise significant control over the outcome of substantially all matters that require a Board of Directors or shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis. In addition, since our officers serve at the pleasure of the Board of Directors, the Thayer and Questor investors may be able to exert influence over day-to-day operations.

        The Stockholders Agreement provides that the parties to the agreement satisfy a "right of first offer" to the others prior to a transfer of its shares to a third party. The Stockholders Agreement also provides that the parties provide each other with certain "tag-along" rights in the event of a sale or transfer of shares to a third party. The parties are required to use their best efforts to vote all of their shares to elect and continue in office twelve directors, six of whom are nominated by Questor and six of whom are nominated by Thayer. Questor also agreed that from and after December 10, 1999, the Questor financing, it will use its best efforts to cause its Board designees to abstain from voting on any Board action in connection with the optional redemption of the Series F Preferred Stock. Further, the parties agreed that from and after the Closing they will use their best efforts to cause their Board designees to abstain from voting on any Board action in connection with the repayment of certain indebtedness owed to Edward Blank, a former director, and his affiliates, or the redemption or repurchase of any or all of either the Series D Preferred Stock or the Series E Preferred Stock. Additionally, each committee of the Board will be constituted so that the number of Questor Designees (as defined in the Stockholders Agreement) and Existing Stockholder Designees (as defined in the Stockholders' Agreement) on any such committee is as nearly as possible in the same proportion as the number of Questor Designees and Existing Stockholder Designees on the entire Board.

        The Stockholders' Agreement and the Bylaws also provides that certain major decisions will require the affirmative vote of not less than three-fourths of the directors of the Board. The list of major decisions include:

  •
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
  •
  adoption of any stock-based employee benefit plan by the Company;
  •
  incurring debt or entering into guarantees for borrowed money (excluding trade payables) in excess of $2,500,000 in a 12 month period, subject to certain exceptions;
  •
  selling, leasing, pledging or granting a security interest or encumbrance in all or substantially all of the Company's or any subsidiary of the Company's assets, except in connection with the incurrence of indebtedness for borrowed money that does not involve a major decision under 3 above;
  •
  acquiring (whether through an asset purchase, merger, equity purchase or otherwise) any assets (excluding acquisitions of raw materials and supplies in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2,000,000;

  •
  selling or otherwise disposing of any assets (excluding sales or other dispositions of inventory in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2,000,000;
  •
  amending the Bylaws or the Certificate of Incorporation of the Company;
  •
  any Change of Control Transaction;
  •
  executing or delivering any assignment for the benefit of creditors of the Company;
  •
  filing any voluntary petition in bankruptcy or receivership with respect to the Company; and
  •
  taking any action while there is a vacancy on the Board, including without limitation the filling of such vacancy.

        In addition, under the stockholders agreement, each of Questor and Thayer may nominate six directors to the board. Although we expect that our board of directors will be able to resolve major business issues, we cannot assure you that deadlocks will not occur.

Shares Available for Future Sale

        Questor, Thayer and their respective affiliates combined, own approximately 70.7% of our Common Stock and Common Stock equivalents outstanding and approximately 72.4% of our voting equity securities (through their ownership of Common Stock, warrants, convertible subordinated debt and convertible preferred stock). Although Questor, Thayer and other affiliates of Aegis are restricted to some extent from reselling their respective shares of Aegis Common Stock under applicable securities laws, both possess registration rights with respect to the shares of capital stock they own that can be exercised at any time. We cannot predict the effect that future sales of stock, especially by Questor or Thayer, will have on the market price of Aegis Common Stock prevailing from time to time. Sales of substantial amounts of Aegis Common Stock (including shares issued upon the conversion of preferred stock or the exercise of stock options), and even the perception that such sales could occur, may adversely affect prevailing market prices for Aegis Common Stock.

New Management

        Our future success depends in large part on the efforts and abilities of management. During 2001 we continued to make enhancements to our management organization. We promoted Herman M. Schwarz, the President of our E&L marketing research division to President and Chief Executive Officer of Aegis, elevated our Vice President of Information Services, Angelo Macchia, to Executive Vice President Chief Information Officer, and promoted Joseph Marinelli to Executive Vice President—Operations. We also expanded the role of the Chief Financial Officer to include responsibilities for Corporate Development, created the position of Executive Vice President—Business Development and named Lee Waters as our new Executive Vice President of Client and Market Development.

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

Reliance on Major Clients

        We have historically relied on a few major clients for the bulk of our revenue. In 2001, three separate clients accounted for approximately 30%, 16% and 14% of our revenues, respectively. Relying on one or a few major clients includes a number of more specific business risks that may adversely impact our ability to derive revenue from the client, including:

  •
  the risk that a client unilaterally decides to curtail or terminate marketing programs;
  •
  the risk that service or billing disputes may adversely impact the client's desire to utilize the provider's services;
  •
  the risk that the customer may decide to reduce the number of providers of the subject services or otherwise consolidate its operations; and
  •
  the risk that financial, competitive or operational pressure on the client may inhibit its ability to purchase services from outside providers or prompt the client to negotiate lower fees for services provided.

        For example, in the first quarter of 2001, VoiceStream terminated its contract with us, and other CRM providers, and moved its CRM business in-house in an effort to reduce costs. Other customers may do the same. Many of our clients are concentrated in the telecommunications, financial services, and consumer goods industries. A significant downturn in any of these industries or a trend away from their use of telephone-based sales, marketing research or outsourced customer relationship management services could materially and adversely affect our business. Although we believe our relations with our major clients are good, the loss of one or more of our major clients could have a material adverse effect on our operating results. See "Item 1. Business—Reliance on Major Clients."

Leverage and Future Capital Requirements

        At December 31, 2001, we had borrowed $13.8 million under our revolving line of credit, had long-term capital leases of approximately $2.7 million and subordinated indebtedness of $12.4 million, which results in a total debt to total capitalization ratio of approximately 28.0%. Our tangible net book value (including Series F Preferred Stock) was approximately $30.8 million at December 31, 2001. Although we used the net proceeds from the Questor Transaction to reduce our outstanding bank debt by approximately $42.0 million, our leverage could still adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make our business more vulnerable to economic downturns and competitive pressures. Our future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, the timing and cost of acquisitions and efforts to expand existing operations. If funds available through the Credit Agreement, subordinated indebtedness and cash flows from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through additional equity or debt financings or from other sources. Any additional equity financings may be dilutive to our stockholders and the terms of any debt financings are likely to contain restrictive covenants that limit our ability to pursue certain courses of action. In addition, the terms of the Credit Agreement and the Questor Transaction limit our ability to incur debt other than pursuant to the existing facilities. We cannot assure you that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to restructure our existing indebtedness or forego strategic decisions or delay, scale back or eliminate operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Possible Volatility of Stock Price

        Our stock price can be volatile, in response to:

  •
  sales or proposed sales by Questor, Thayer or other affiliates;

  •
  variations in quarterly operating results;

  •
  the depth and liquidity of the market for Aegis Common Stock;

  •
  investor perception of Aegis and the industry in which it competes;

  •
  the gain or loss of significant customer contracts;

  •
  changes in management;

  •
  changes in or new services by Aegis or competitors;

  •
  general trends in the industry; and

  •
  other events or factors.

        In addition, the stock market generally has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Aegis Common Stock. Since July 9, 1998, the market price per share of Aegis Common Stock has ranged from $3.50 to $0.13. On March 20, 2002, the closing bid price for the Company's stock was $0.30.

Potential Fluctuations in Quarterly Operating Results

        We could experience quarterly variations in revenues and operating income as a result of many factors, including:

  •
  the commencement or termination of significant CRM programs;

  •
  the timing of clients' marketing campaigns and customer service programs;

  •
  the timing of additional SG&A expenses incurred to acquire and support new business;

  •
  changes in Aegis' revenue mix among its various service offerings; and

  •
  price competition.

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

Government Regulation

        Both Federal and state governments regulate our business and the customer solutions industry as a whole. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation will be enacted that regulates our business. Additional Federal or state legislation could limit our activities or increase our cost of doing business which could, in turn, cause our operating results to suffer. See "Item 1. Business—Government Regulation."

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

Competition

        Our industry is very competitive. We cannot assure you that, as the customer solutions industry continues to evolve, additional competitors with greater resources than ours will not enter the industry (or particular segments of the industry) or that our clients will not choose to conduct more of their telephone-based sales, marketing research or customer relationship management activities internally. The development of new forms of direct sales and marketing techniques, such as interactive home shopping through television, computer networks, including the Internet, and other media, could adversely effect the demand for our services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the Internet as a tool by our clients could reduce the demand for certain of our offered services. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although we attempt to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. See "Item 1. Business—Industry and Competition."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have exposure to market risk associated with the floating rate portion of the interest charged on our $49.0 million revolving Credit Agreement. The Credit Agreement, which matures on June 30, 2003, bears interest at fluctuating rates based on LIBOR or the prime rate at the Company's election. The Company's exposure to interest rate risk due to changes in LIBOR and prime rate is not expected to be material and, at December 31, 2001, the fair value of the Credit Agreement approximates its related carrying value because the obligation bears interest at the current market rate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages F-1 through F-32 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In a decision approved by the Audit Committee of the Company's Board of Directors, PricewaterhouseCoopers LLP ("PwC") was dismissed as the Company's independent accountants on August 22, 2001. PwC's reports on the Company's December 31, 2000 and 1999 consolidated financial statements contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope, accounting principles or uncertainties. During the Company's two most recent fiscal years and through the date of the current report on Form 8-K dated August 28, 2001, the Company believes it had no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference to the subject matter of the disagreements in their reports. The Company requested that PwC furnish it with a letter addressed to the Securities and Exchange Commission stating whether they agree with the foregoing; and providing any appropriate disclosure pursuant to Regulation S-K, Item 304(a)(1)(v). The letter dated August 28, 2001 was attached as Exhibit 16.1 to the current report on Form 8-K dated August 28, 2001, and incorporated by reference.

        Simultaneously with the dismissal of its former auditors on August 22, 2001, the Company engaged the accounting firm Arthur Andersen LLP ("Arthur Andersen") to be its independent accountants, replacing PwC. During the two most recent fiscal years and subsequent interim periods, the Company has not consulted with Arthur Andersen regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304(a)(1)(v) of regulation S-K).

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        This information will be contained in the definitive proxy statement of the Company for the 2002 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        This information will be contained in the definitive proxy statement of the Company for the 2002 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference. Information in the definitive proxy statement section entitled "Report of the Compensation Committee of the Board of Directors" and in the subsection entitled "Performance Graph" are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information will be contained in the definitive proxy statement of the Company for the 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information will be contained in the definitive proxy statement of the Company for the 2002 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) FINANCIAL STATEMENTS
(2) FINANCIAL STATEMENT SCHEDULES

See "Index to Consolidated Financial Statements and Financial Statement Schedule" included on page F-1 of this Annual Report on Form 10-K for a listing of the financial statements and schedules filed as a part of this Annual Report on Form 10-K.
(3) EXHIBITS
The exhibits to this report on Form 10-K are listed under item 14(c) below.
(b)	REPORTS ON FORM 8-K
No reports on Form 8-K were filed by the Company in the fourth quarter of 2001.
(c)	EXHIBITS
The following exhibits are filed as a part of this Form 10-K Annual Report:
2.1
Agreement and Plan of Merger dated April 7, 1998 between ATC Communications Group, Inc., ATC Merger Sub, Inc., and IQI, Inc. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.
4.1	Specimen of Share Certificate of Company's Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the quarterly period ended September 30, 1998).
4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the Company's Form 10-K Annual Report for the year ended June 30, 1994).
4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on December 20, 1999).
4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).
4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on December 20, 1999).
4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company's Form 8-K Current Report filed on December 20, 1999)
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
10.25	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the Company's Form S-8 Registration Statement—File No. 333-01131).
10.26	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 Registration Statement—File No. 333-01131).
10.27	Amended and Restated 1998 Stock Option Plan (filed herewith)

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
10.33
Employment Agreement dated July 16, 2001, by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz. (Incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q Quarterly Report for the quarterly period ending September 31, 2001.)
10.34	Employment Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated December 3, 2001 (filed herewith.)
21.1	Subsidiaries of the Registrant (Incorporated by reference from the Company's Form 10-K Annual Report for the year ended June 30, 1998).
23.1	Consent of Arthur Andersen LLP, dated March 29, 2002 (filed herewith)
23.2	Consent of PricewaterhouseCoopers LLP, dated March 29, 2002 (filed herewith)
99.1
Letter from Questor Partners Fund II., L.P. dated March 1, 2001 offering to acquire all outstanding shares of common stock not already owned by the acquisition group. (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K Report filed on March 22, 2001)
99.2
Letter from Questor Management Company dated June 11, 2001 withdrawing offer to acquire outstanding shares of common stock not already owned by the acquisition group. (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K Current Report dated June 12, 2001)
99.3	Management representation regarding Arthur Andersen LLP, dated March 29, 2002 (filed herewith)

        Copies of the above Exhibits are available to stockholders of current record at a charge of $0.50 per page, minimum of $5.00 each. Direct requests to:

  Aegis Communications Group, Inc.
  Attention: Secretary
  7880 Bent Branch Drive, Suite 150
  Irving, Texas 75063

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)
Dated: March 29, 2002	By:	/s/ HERMAN M. SCHWARZ Herman M. Schwarz, President and Chief Executive Officer, Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 29, 2002	By:	/s/ HERMAN M. SCHWARZ Herman M. Schwarz, President and Chief Executive Officer, Director
Dated: March 29, 2002	By:	/s/ MICHAEL J. GRAHAM Michael J. Graham, Executive Vice President Corporate Development and Chief Financial Officer
Dated: March 29, 2002	By:	/s/ JOHN R. BIRK John R. Birk, Chairman of the Board, Director
Dated: March 29, 2002	By:	/s/ DEAN ANDERSON Dean Anderson, Director
Dated: March 29, 2002	By:	/s/ HUGH E. SAWYER Hugh E. Sawyer, Director
Dated: March 29, 2002	By:	/s/ STANTON D. ANDERSON Stanton D. Anderson, Director
Dated: March 29, 2002	By:	/s/ HENRY L. DRUKER Henry L. Druker, Director

Dated: March 29, 2002	By:	/s/ PETER D. FITZSIMMONS Peter D. Fitzsimmons, Director
Dated: March 29, 2002	By:	/s/ FREDERIC V. MALEK Frederic V. Malek, Director
Dated: March 29, 2002	By:	/s/ KEVIN J. PROKOP Kevin J. Prokop, Director
Dated: March 29, 2002	By:	/s/ PAUL G. STERN Paul G. Stern, Director
Dated: March 29, 2002	By:	/s/ DAVID M. WATHEN David M. Wathen, Director
Dated: March 29, 2002	By:	/s/ JOSH S. WESTON Josh S. Weston, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))

        All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
of Aegis Communications Group, Inc.

        We have audited the accompanying consolidated balance sheet of Aegis Communications Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Dallas, Texas,
February 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Aegis Communications Group, Inc.

        In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, of shareholders' equity and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Aegis Communications Group, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2001

Aegis Communications Group, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	1999	2000	2001
Revenues	$246,268	$295,364	$237,342
Cost of services, excluding depreciation and amortization shown below	176,674	201,682	156,733

Gross profit	69,594	93,682	80,609
Selling, general and administrative expenses	65,905	76,835	63,062
Depreciation	12,954	13,893	14,441
Acquisition goodwill amortization	2,723	2,378	2,377
Non-cash asset impairment charge	20,399	—	—
Restructuring and other non-recurring charges	541	3,539	—

Total expenses	102,522	96,645	79,880

Operating income (loss)	(32,928)	(2,963)	729
Interest expense, net	5,864	4,516	2,951
Non-cash interest expense	1,597	1,210	1,374

Loss before income taxes	(40,389)	(8,689)	(3,596)
Income tax (benefit) expense	(6,213)	(2,305)	5,774

Net loss	(34,176)	(6,384)	(9,370)
Preferred stock dividends	1,208	6,775	7,572

Net loss available to common shareholders	$(35,384)	$(13,159)	$(16,942)

Basic and diluted loss per share	$(0.68)	$(0.25)	$(0.32)

Basic and diluted weighted average shares outstanding:	52,043	52,004	52,171

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

December 31, 2000 and 2001

(In thousands, except share and per share amounts)

	2000	2001
Assets
Current assets:
Cash and cash equivalents	$1,295	$1,157
Accounts receivable—trade, less allowance for doubtful accounts of $1,239 and $808, respectively	71,827	37,245
Current deferred tax assets	2,587	1,032
Prepaid expenses and other current assets	3,065	2,437

Total current assets	78,774	41,871
Property and equipment:
Equipment and software	61,262	71,412
Leasehold improvements	6,876	9,671
Furniture and fixtures	11,999	12,619

Total property and equipment	80,137	93,702
Accumulated depreciation and software amortization	(44,103)	(58,117)

Total property and equipment, net	36,034	35,585
Cost in excess of net assets acquired, net of accumulated amortization of $7,839 and $10,216, respectively	45,825	43,448
Deferred tax assets, net	12,965	8,746
Deferred financing costs, net of accumulated amortization of $1,576 and $2,085, respectively	1,254	746
Other assets	130	128

	$174,982	$130,524

Liabilities & Shareholders' Equity
Current liabilities:
Current portions of capital leases	$2,039	$3,287
Accounts payable	7,543	3,296
Accrued compensation expense and related liabilities	8,315	4,777
Accrued interest expense	598	281
Other current liabilities	15,922	15,820

Total current liabilities	34,417	27,461
Revolving line of credit	45,000	13,800
Capital lease obligations, net of current portions	928	2,655
Subordinated indebtedness due to affiliates	10,998	12,371
Commitments and contingencies
Redeemable convertible preferred stock 46,750, 9.626% cumulative Series F shares issued and outstanding in 2000 and 2001	46,655	51,816
Shareholders' equity:
Preferred stock	2	2
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued in 2000 and 2001	526	526
Additional paid-in capital	94,694	97,094
Treasury shares, at cost, 475,600 shares in 2000 and 2001	(1,199)	(1,199)
Cumulative translation adjustment	71	—
Retained deficit	(57,110)	(74,002)

Total shareholders' equity	36,984	22,421

	$174,982	$130,524

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Preferred Stock
	Series B		Series D		Series E		Common Stock		Treasury Stock
														Total Share- holders' Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Cumulative Translation Adjustment	Retained Deficit
Balance at December 31, 1998	29,778	$—	—	$—	—	$—	52,311,450	$523	361,000	$(1,421)	$81,259	$34	$(8,567)	$71,828
Conversion of subordinated debt	—	—	77,300	1	44,018	1	—	—	—	—	12,130	—	—	12,132
Settlement of merger escrow shares	—	—	—	—	—	—	—	—	500,000	(891)	891	—	—	—
Proceeds from sale of treasury shares	—	—	—	—	—	—	—	—	(100,000)	394	(291)	—	—	103
Exercise of stock options	—	—	—	—	—	—	179,820	2	—	—	178	—	—	180
Purchase of subsidiary minority interest	—	—	—	—	—	—	1,346	—	—	—	—	—	—	—
Issuance of preferred shares upon conversion of dividends	—	—	5,906	—	3,363	—	—	—	—	—	927	—	—	927
Director's note receivable	—	—	—	—	—	—	—	—	—	—	(2,212)	—	—	(2,212)
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(1,208)	(1,208)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,176)	$(34,176)

Balance at December 31, 1999	29,778	$—	83,206	$1	47,381	$1	52,492,616	$525	761,000	$(1,918)	$92,882	$88	$(43,951)	$47,628
Proceeds from sale of treasury shares	—	—	—	—	—	—	—	—	(285,400)	719	(443)	—	—	276
Exercise of stock options	—	—	—	—	—	—	154,152	1	—	—	183	—	—	184
Issuance of preferred shares upon conversion of dividends	—	—	13,201	—	7,517	—	—	—	—	—	2,072	—	—	2,072
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(6,775)	(6,775)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,384)	$(6,384)

Balance at December 31, 2000	29,778	$—	96,407	$1	54,898	$1	52,646,768	$526	475,600	$(1,199)	$94,694	$71	$(57,110)	$36,984
Issuance of preferred shares upon conversion of dividends	—	—	15,295	—	8,710	—	—	—	—	—	2,400	—	—	2,400
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(7,572)	(7,572)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(71)	50	(21)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,370)	$(9,370)

Balance at December 31, 2001	29,778	$—	111,702	$1	63,608	$1	52,646,768	$526	475,600	$(1,199)	$97,094	$—	$(74,002)	$22,421

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(34,176)	$(6,384)	$(9,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,677	16,271	16,818
Deferred income taxes	(6,213)	(2,305)	5,774
Non-cash asset impairment charge	20,399	—	—
Non-cash interest expense	1,597	1,210	1,374
Other	72	(21)	59
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,281)	(16,988)	34,582
Prepaid expenses and other current assets	(755)	(296)	628
Other assets	59	104	2
Accounts payable and other accrued liabilities	(1,989)	8,080	(8,102)
Other current liabilities	155	(246)	(102)

Net cash provided by (used in) operating activities	(10,455)	(575)	41,663
Cash flows from investing activities:
Capital expenditures	(10,180)	(14,097)	(6,980)

Net cash used in investing activities	(10,180)	(14,097)	(6,980)
Cash flows from financing activities:
Net proceeds (repayments) from revolving line of credit	11,734	35,000	(31,200)
Proceeds from affiliate debt	5,685	—	—
Principal payments on long-term debt	(40,975)	(22,334)	—
Payments on capital lease obligations	(2,813)	(2,663)	(3,610)
Proceeds from exercise of stock options	179	184	—
Deferred financing costs	(189)	—	—
Proceeds from issuance of preferred stock	41,699	—	—
Proceeds from sale of treasury stock	103	276	—
Dividends on preferred stock	(11)	(11)	(11)
Credit balance in cash account	511	(511)	—

Net cash provided by (used in) financing activities	15,923	9,941	(34,821)
Effect of exchange rates on cash	54	(17)	—

Net decrease in cash and cash equivalents	(4,658)	(4,748)	(138)
Cash and cash equivalents at beginning of period	10,701	6,043	1,295

Cash and cash equivalents at end of period	$6,043	$1,295	$1,157

The accompanying notes are an integral part of the consolidated financial statements.

	1999	2000	2001
Supplemental disclosure of cash paid during the periods for:
Interest	$6,859	$4,170	$2,577
Supplemental information on non-cash investing and financing activities:
Capital lease obligations	497	1,833	6,585

Non-Cash Investing and Financing Activities

        During 1999, the Company converted $12,132 in subordinated indebtedness due to affiliates of the Company into shares of Series D and E convertible preferred stock.

        During 1999, 2000 and 2001 the Company converted $927, $2,072 and $2,400 respectively in dividends on the Series D and E convertible preferred stock into additional Series D and E shares.

        During 1999, 2000 and 2001 the Company added $278, $4,685 and $5,161 respectively in dividends on the Series F redeemable convertible preferred stock into to the investment value of such shares.

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

        The Company provides outsourced telecommunications-based customer relationship management ("CRM") to progressive companies in various industries through strategically located client service centers throughout the United States. The Company also provides, through its InterServ subsidiary, marketing research services.

        At December 31, 2001, Aegis had the following operating subsidiaries:

Name	State of incorporation	Date acquired	Percentage ownership		Principal business activity
Advanced Telemarketing Corporation (d/b/a ATC Communications) ("ATC")	Nevada	July 1998	98.9	%(1)	Customer solutions
InterServ Services Corporation	Delaware	July 1997	100.0%		Customer solutions and marketing research
Lexi International, Inc.	California	November 1996	100.0%		Customer solutions
IQI, Inc.	New York	N/A	100.0%		Customer solutions
EBA Direct, Inc.	Canada	N/A	100.0%		Customer solutions

1)
The minority interest in ATC is immaterial to the Company's consolidated financial statements. Additionally, ATC currently maintains a negative equity position. Accordingly, no minority interest has been presented in the accompanying consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of consolidation.    The consolidated financial statements include the accounts of Aegis and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Key estimates and assumptions impacting the amounts recorded in the consolidated financial statements include reserves for recoverability of receivables and the deferred tax asset, as well as liability reserves related to transmission commitments.

        Revenues. Customer solutions revenues earned under contracts based on time incurred and/or on transactions handled are recognized when the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Marketing research revenues are recognized as services are performed. Unearned revenues related to such services are included in other current liabilities and will generally be recognized during the following year. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

        Cash and Cash Equivalents.    The Company considers all highly liquid instruments purchased with acquisition maturities of three months or less to be cash equivalents.

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

        Cost in excess of net assets acquired.    The cost in excess of net assets acquired is amortized using the straight-line method over periods of 20 to 25 years.

        Impairment of long-lived assets.    In the event that facts and circumstances indicate that the value of property and equipment, costs in excess of net assets acquired or other assets may be impaired, an evaluation of recoverability is performed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

        Deferred financing costs.    Deferred financing costs are amortized over the term of the related debt using the straight-line method.

        Foreign currency translation.    For fiscal years 1999 and 2000 the financial position and results of operations of the Company's Canadian subsidiary ("EBA Direct") were measured using local currency as the functional currency. Assets and liabilities were translated using the end of period exchange rates while the statements of operations were translated at the average exchange rate prevailing during the period. The translation adjustment arising from the use of different exchange rates from period to period was a cumulative translation adjustment in stockholders' equity. The Company's accounting was in accordance with SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. As of December 31, 2001, the Company has no foreign-based operations and thus no cumulative translation adjustment. No separate statement of comprehensive income is presented as the amounts are immaterial for all periods.

        Income taxes.    Aegis joins with its subsidiaries in filing a consolidated federal income tax return. Income taxes are presented based on the provisions of SFAS No. 109, "Accounting for Income Taxes", which utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are established for deferred tax assets where management believes it is more likely than not that the deferred tax asset will not be realized.

        Fair value of financial instruments.    The fair market value of a financial instrument represents the amount at which the investment could be exchanged in a current transaction between willing parties other than a forced sale or liquidation. Amounts reported in the consolidated balance sheets approximate fair value.

        Concentration of credit risk.    The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues and receivables. See Note 13.

        Accounting for stock-based compensation.    In accordance with SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation programs using the intrinsic value method. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant dated over the amount the employee or non-employee director must pay to acquire the stock. As the Company does not grant stock options at an exercise price of less than the fair market value at the date of grant, stock options do not represent compensation expense in the determination of net income in the consolidated statement of earnings.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25." This Interpretation clarifies (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. The implementation of FIN 44 did not have a material effect on our financial position, results of operations or cash flows.

        Earnings per share.    The Company accounts for earnings per share ("EPS") in accordance with SFAS No. 128 "Earnings Per Share", which requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

        Basic and diluted EPS are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, the assumed conversion of the Company's issued and outstanding preferred stock, and convertible subordinated indebtedness. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti dilutive.

        Reclassifications.    Certain reclassifications have been made to prior year balances to conform to current year presentation.

3. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

        The Company's results for 1999 included non-recurring charges of $541 ($330, net of tax) related to one-time write-offs of redundant hardware and software.

        The Company's results for 2000 included non-recurring charges of $3,539 ($2,185, net of taxes) recorded during the second quarter of 2000 in connection with the transition in the Company's executive management team and actions taken to implement a plan designed to improve productivity by streamlining the Company's operating platform. All recorded accruals, except for $407 related to the resolution of lease litigation, were fully utilized at December 31, 2001. The resolution of the lease litigation will be paid out over the remaining term of the lease, which expires in July 2007.

        The following table details the restructuring and other non-recurring charges for the years ended December 31, 1999, 2000 and 2001:

	Year ended December 31,
	1999	2000	2001
Severance costs and consolidation of certain administrative functions	$—	$1,440	$—
Other non-recurring charges	541	2,099	—

Total	$541	$3,539	$—

4. NON-CASH ASSET IMPAIRMENT CHARGE

        As a result of the performance of the Company's Elrick & Lavidge ("E&L") marketing research segment since its acquisition July 1997, the Company performed an analysis (based on E&L's estimated future cash flows) of the carrying value of the goodwill associated with the purchase of E&L. As a result of this evaluation, the Company determined that the carrying value of the goodwill associated with the purchase of E&L was impaired. Accordingly, in the quarter ended March 31, 1999, the

Company adjusted the carrying value of E&L's long-lived assets to their fair value resulting in a non-cash asset impairment charge of $20,399, which reduced the amount of goodwill on the Company's consolidated balance sheets.

5. LONG-TERM DEBT

        In conjunction with the December 10, 1999 closing of the Questor investment in Series F Preferred Stock (see Note 9) and the associated repayment of bank debt, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with The Bank of Nova Scotia and Credit Suisse First Boston (the "Lenders"), thereby curing all outstanding defaults existing at December 31, 1999. Under the Credit Agreement, the Lenders expanded their aggregate revolving line of credit facility commitments from $30,000 to $45,000. Certain financial targets were met by the Company in the fourth quarter of 1999, resulting in a $1,500 commitment increase, to $46,500. Certain financial targets were also met by the Company in the first quarter of 2000, resulting in a $2,500 increase in the commitment bringing the total revolving facility to $49,000. This agreement matures June 30, 2003. Borrowings under this Credit Agreement bear interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate ("LIBOR") at the Company's election. The margin above the applicable prime rate or LIBOR is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. The weighted-average interest rate at December 31, 2000 and 2001 was 8.6% and 4.2%, respectively. Interest payments are due quarterly. Accrued interest at December 2000 and 2001 was $547 and $230, respectively. Interest expense was $5,356, $4,020, and $2,325 for 1999, 2000 and 2001, respectively.

        As a result of charges recorded in the second quarter of 2000 (see Note 3), the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with the Lenders, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which: i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the default and subsequent First Amendment, the Company's borrowing base was limited to $49,000 and an interest rate grid was established that adjusted the financial targets three times in 2001. At December 31, 2000 and 2001, we estimated our available borrowing capacity under the Credit Agreement at approximately $4,000 and $18,000, respectively.

        The Credit Agreement contains various covenants that limit, among other things, the operating subsidiaries' indebtedness, capital expenditures, investments, payments and dividends to the parent company, Aegis, and requires the operating subsidiaries to meet certain financial covenants. Similarly, under the terms of the Company's guaranty of our operating subsidiaries' obligations, the Company is subject to certain covenants limiting, among other things, our ability to incur indebtedness, enter into guaranties, and acquire other companies. The Credit Agreement is collateralized by liens on the operating subsidiaries' accounts receivable, furniture and equipment, and is guaranteed by the Company. At December 31, 2000 and 2001 the Company was in compliance with all such covenants.

        The Company has granted to the Lenders a security interest in all of the assets of the Company including, without limitation, the pledge of all the capital stock of Lexi, InterServ and ATC owned by the Company. In addition, these subsidiaries have guaranteed the obligations of the Company. The

Credit Agreement also prohibits the Company from paying cash dividends on its Common Stock until all the Lenders' commitments have been terminated and all of the Company's obligations under the Credit Agreement have been satisfied.

        The Company entered into an interest rate collar agreement in 1999 with an original notional principal amount of $19,600 whereby the Company paid interest at LIBOR, subject to a floor of 5.6% and a cap of 8.0%. The agreement terminated on March 31, 2000. The effect of this agreement on interest expense for the years ended December 31, 1999 and 2000 was immaterial.

        Long-term debt at December 31, 2000 and 2001, is summarized below:

	2000	2001
Revolving line of credit	$45,000	$13,800
Capital lease obligations (see Note 7)	2,967	5,942
Subordinated indebtedness due to affiliates (see Note 6)	10,998	12,371

	58,965	32,113
Less current maturities	(2,039)	(3,287)

	$56,926	$28,826

        Future maturities of long-term debt at December 31, 2001 are as follows:

Years ending December 31,
2002	$3,287
2003	27,242
2004	832
2005	245
2006	267
and thereafter	240

$32,113

6. SUBORDINATED INDEBTEDNESS

	December 31,
	2000	2001
Note I payable to an affiliate	$6,999	$7,890
Note II payable to an affiliate	2,999	3,481
Note payable to a shareholder	1,000	1,000

	$10,998	$12,371

Note I Payable to an Affiliate

        On March 30, 1999, Thayer Equity Investors III, L.P. ("Thayer Equity") provided the Company with $5,667 in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into the Company's Common Stock at a conversion price of $1.15 per share. The note payable matures on August 31, 2003 with interest payable at a 12% annual rate. Payments under the note payable are subordinated to the Credit Agreement; therefore, quarterly accrued interest is rolled into the principal balance of the note payable. The Company recognized $539, $793 and $891 in interest expense during 1999, 2000 and 2001, respectively pursuant to the note payable.

Note II Payable to an Affiliate

        In connection with a March 1998 amendment to the Credit Agreement, IQI issued a subordinated note payable to Thayer of $2,000 due August 31, 2003 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down a $1,000 portion of the Credit Agreement. Payments under the note payable are subordinate to the Credit Agreement. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. The Company recognized $358, $417 and $482 in interest expense during 1999, 2000 and 2001, respectively pursuant to this note payable.

Note Payable to a Shareholder

        In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3,000, due November 2003. In December 1997, IQI and the shareholder consummated an agreement (the "IQI Agreement") to settle outstanding issues between the shareholder, IQI and Thayer (IQI's principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1,000 and the interest rate increased from 8% to 12% on the remaining note. The $2,000 reduction to the shareholder note was treated as a contribution of capital by the shareholder. The Company recognized $122, in interest expense during 1999, 2000 and 2001, pursuant to this note payable.

Indebtedness Converted to Preferred Stock in 1999 (See Note 8)

        In connection with the Merger, on July 9, 1998, the Company issued a subordinated note payable to Thayer of $6,872 due August 31, 2003 and bearing interest at a 12% annual rate. Proceeds from the note payable were used to pay-off certain obligations of ATC and for transaction expenses related to the Merger. Also in connection with the Merger, the Company obtained a commitment from Thayer and a Thayer-led group of shareholders to provide up to $4,000 of additional working capital to the Company. On July 29, 1998 and October 23, 1998, the Company executed notes payable aggregating $1,900 and $2,100, respectively, pursuant to this commitment. The notes payable were to mature on August 31, 2003 with interest payable quarterly at an annual rate of 12%. The Company recognized $705 in interest expense during 1999 pursuant to these notes payable. In June 1999 these notes were converted into two new series of convertible preferred stock (see Note 8).

7. LEASES

        The Company has capital leases covering certain equipment. The Company also leases property and certain other equipment under operating leases. Capital leases are included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2000	2001
Equipment	$8,051	$13,670
Less: accumulated depreciation	(5,149)	(7,021)

	$2,902	$6,649

        Future minimum lease payments for all noncancelable leases with initial or remaining terms of one year or more at December 31, 2001 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2002	$3,635	$6,637
2003	1,250	4,846
2004	930	3,355
2005	300	2,780
2006	300	2,529
and thereafter	250	5,143

Total minimum future lease payments	$6,665	$25,290

Less: amounts representing interest	(723)

Present value of future lease payments	$5,942

        Rent expense on operating leases for the years ended December 31, 1999, 2000 and 2001 was $9,369, $9,949 and $9,111, respectively.

8. SHAREHOLDERS' EQUITY

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

8. SHAREHOLDERS' EQUITY (Continued)

        The Company is authorized to issue 1,000,000 shares of preferred stock and has issued 160,365, 181,083 and 205,088 shares as of December 31, 1999, 2000 and 2001, respectively, through its Series B, D and E Preferred Stock. Additionally, the Company has issued 46,750 shares of Series F Preferred Stock at December 31, 1999, 2000 and 2001 (see Note 9).

Series B Preferred Stock

        At December 31, 2000 and 2001, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares were previously issued by ATC, are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. Accrued dividends payable were $156 and $167 at December 31, 2000 and 2001, respectively.

Series D & E Preferred Stock

        In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's then largest shareholder, Thayer Equity (together the "Thayer-led group"), agreed to convert $12,132 of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of new Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.00 per share, and the 44,018 shares of new Series E Preferred Stock ($.01 par value per share, $100 per share liquidation preference) are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%. In consideration of the conversion of the subordinated debt into preferred stock, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity. The excess of the fair value of the convertible subordinated debt extinguished over the fair value of the securities issued was $6,300 which was recorded as an addition to paid-in capital as a result of this capital transaction.

9. REDEEMABLE SERIES F PREFERRED STOCK

        On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Redeemable Preferred F senior voting convertible preferred stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Investors") for an aggregate purchase price of $46,750. The Questor Investors, obtained the funds used to acquire the Series F Preferred Stock through capital contributions by their partners. The Company used the net proceeds from the sale of the Series F Preferred Stock to repay outstanding bank debt and pay transaction expenses. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company's Series B Preferred Stock, at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock, to the extent that dividends have not been paid, are added to the investment value of such shares. The Series F Preferred Stock are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Series F Preferred Stock. The Series F Preferred Stock have a liquidation preference equal to the investment value of such shares. As a result of the sale of the Series F Preferred Stock and subsequent increases in its investment value due to dividends, and their ownership of Series E Preferred Stock and Common Stock, on an as-converted basis, at December 31, 2001 the Questor Investors collectively own approximately 55.0% of the Company's issued and outstanding Common Stock and approximately 44.4% of the Company's Common Stock and Common Stock equivalents outstanding at December 31, 2001. The Series F Preferred Stock vote on an as-converted basis and represent approximately 52.4% of the voting equity stock. Because the Series F Preferred Stock are redeemable at the option of the Questor Investors in the event of a change of control, the Series F Preferred Stock are classified as neither debt nor equity on the consolidated balance sheets at December 31, 2000 and 2001.

10. EARNINGS (LOSS) PER SHARE

        Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock and convertible subordinated indebtedness. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would have an anti dilutive effect.

        Basic and diluted weighted average shares outstanding for the years ended December 31, 1999, 2000 and 2001 were computed as follows:

	Year ended December 31,
	1999	2000	2001
Basic and Diluted (in thousands)
Weighted average common shares outstanding	52,425	52,613	52,647
Weighted average treasury shares	(382)	(609)	(476)

Shares used in EPS calculation	52,043	52,004	52,171

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:
Shares issuable under option agreements	7,956	12,463	8,748
Shares issuable under warrant agreements	2,756	2,756	2,756
Shares issuable upon conversion of preferred stock	53,236	59,180	65,789
Shares issuable upon conversion of convertible debt	5,397	6,086	6,861

11. INCOME TAXES

        The components of the income tax expense (benefit) applicable to continuing operations are as follows:

	Year ended December 31,
	1999	2000	2001
Deferred
Federal	$(5,361)	$(2,004)	$(226)
State	(852)	(301)	—
Valuation allowance	—	—	6,000

Total income tax (benefit) expense	$(6,213)	$(2,305)	$5,774

        A reconciliation of the expected statutory federal income tax expense (benefit) to the actual benefit based on pre-tax loss is as follows:

	Year ended December 31,
	1999	2000	2001
Expected federal tax benefit at the statutory rate	$(14,136)	$(2,985)	$(1,258)
State taxes, net of federal benefit	(554)	(196)	—
Goodwill amortization and acquisition costs	8,173	832	909
Other items	304	44	123
Valuation allowance	—	—	6,000

Total income tax expense (benefit)	$(6,213)	$(2,305)	$5,774

        The components of deferred taxes included in the accompanying consolidated balance sheets as of December 31, 2000 and 2001 are as follows:

	2000	2001
Deferred tax assets:
Bad debt reserve	$445	$309
Accrued expenses	2,119	740
Net operating loss carryforwards	13,053	14,274
Tax credits	1,142	1,142
Depreciation	—	22
Other	23	—

Gross deferred tax assets	16,782	16,487
Deferred tax liabilities:
Depreciation	(521)	—

Gross deferred tax liabilities	(521)	—
Valuation allowance	(709)	(6,709)

Net deferred tax assets	$15,552	$9,778

        At December 31, 2001, the Company had net operating loss carryforwards of approximately $37,000 and unutilized tax credits of approximately $1,100. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carryforwards and tax credits begin to expire 2013 through 2021. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

12. COMMITMENTS AND CONTINGENCIES

        In September 1999, the Company entered into a separation agreement with an officer of the Company whereby the officer would maintain his position with the Company through March 31, 2000. The officer received severance compensation through December 31, 2000 totaling $169.

        The Company has entered into agreements with telephone long distance carriers which currently range from one to three years, and which provide for annual minimum usage requirements. The remaining minimum obligation under these agreements is approximately $47,000. As of December 31, 2001, the Company has accrued $4,037 in current liabilities related to transmission expense incurred in 2001.

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

13. MAJOR CLIENTS

        The Company had sales to major clients (those clients representing 10% or more of consolidated revenues) of the following amounts for the periods indicated.

	Year ended December 31,
Client
	1999	2000	2001
Client A:
Customer solutions revenues	$58,648	$106,477	$69,785
Marketing research revenues	1,020	1,313	1,028

Total Client A revenues	$59,668	$107,790	$70,813

Client B:
Customer solutions revenues	$38,850	$39,898	$33,534
Marketing research revenues	—	70	—

Total Client B revenues	$38,850	$39,968	$33,534

Client C:
Customer solutions revenues	$11,638	$13,913	$37,061
Marketing research revenues	—	—	—

Total Client C revenues	$11,638	$13,913	$37,061

        The Company held receivables from major clients (those clients with accounts receivable balances in excess of 10% of the Company's total accounts receivable balance) of the following amounts at December 31, 2000 and 2001.

	Year ended December 31,
	2000	2001
Client A	$22,850	$8,735
Client B	15,475	5,947
Client C	3,347	5,400
Client D	12,626	—

14. STOCK OPTIONS AND WARRANTS

IQI Plan

        In November 1996, IQI established the 1996 Incentive Stock Option Plan (the "IQI Plan"). The IQI Plan provides for the award of incentive stock options to directors, officers, key employees and members of Thayer's Advisory Board. The IQI Plan was administered by a Compensation Committee, as established by IQI's Board of Directors. These options are intended to qualify as incentive stock options ("ISOs") under the Internal Revenue Code or non statutory stock options ("NSOs") which are not intended to qualify. IQI reserved 3,929,774 shares of common stock for issuance under the IQI Plan. Options granted pursuant to the IQI Plan are exercisable for ten years from the date of the grant subject to vesting schedules.

ATC Plan

        Prior to the Merger, ATC shareholders approved two stock option plans, which provided for the granting of options to purchase up to 5,000,000 shares of Common Stock to key employees, officers and directors of ATC and its operating subsidiary (the "ATC Plans"). At the date of the Merger, options to purchase 4,447,000 shares of Common Stock granted pursuant to the ATC Plans were outstanding. Options granted pursuant to the ATC Plan are exercisable for ten years from the date of the grant subject to vesting schedules.

1998 Plan

        In September 1998, the Company initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan (the "1998 Plan") which provides for the granting of options to purchase up to a maximum of 12,000,000 shares of Common Stock to key employees, officers and directors of the Company and its operating subsidiaries. Options granted pursuant to the 1998 Plan are exercisable for ten years from the date of the grant subject to vesting schedules. The Company may grant additional options at any time prior to September 2008. As a result of the adoption of the 1998 Plan, the Company will not grant any future option to purchase shares of Common Stock pursuant to the IQI Plan or ATC plans.

14. STOCK OPTIONS AND WARRANTS (Continued)

        The following table summarizes certain information related to options for common stock:

	IQI Plan/ATC Plans		1998 Plan
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 1998	6,657,732	$2.10	1,083,000	$2.81
Granted	—	—	2,085,838	1.02
Forfeited	(1,543,897)	2.98	(147,000)	1.25
Exercised	(174,820)	0.87	(5,000)	1.30

Outstanding at December 31, 1999	4,939,015	1.86	3,016,838	1.43
Granted	—	—	6,694,000	1.92
Forfeited	(1,102,427)	2.86	(930,558)	2.81
Exercised	(1,872)	0.85	(152,280)	2.79

Outstanding at December 31, 2000	3,834,716	1.57	8,628,000	1.75
Granted	—	—	3,419,000	0.51
Forfeited	(2,298,106)	1.78	(4,835,500)	1.69

Outstanding at December 31, 2001	1,536,610	2.09	7,211,500	0.81

        Information with respect to stock options outstanding as of December 31, 2001, under the three stock plans is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted average exercise price	Weighted average remaining life (years)	Number Exercisable at December 31, 2001	Weighted average exercise price
$0.19 to $0.69	2,945,000	$0.46	9.57	—	—
$0.70 to $1.07	3,220,172	0.89	8.28	1,597,171	$0.94
$1.08 to $1.63	1,138,500	1.27	6.03	819,334	1.30
$1.64 to $2.09	1,118,948	2.02	6.42	791,621	2.05
$2.10 to $4.00	325,490	3.51	6.05	325,490	3.51

$0.19 to $4.00	8,748,110	1.04	8.10	3,533,616	1.51

        For the year ended December 31, 1999 and 2000 there were 5,451,960 and 4,822,938 exercisable options at a weighted average price of $1.76 and $1.75, respectively.

        The weighted-average fair value of options granted during 1999, 2000 and 2001 was $.68, $1.22, and $.47, respectively. The fair values of options issued prior and subsequent to the Merger were estimated on the dates of grant based on the fair value method and the Black-Scholes option pricing model, respectively, with the following assumptions:

	December 31,
	1999	2000	2001
Expected life in years	6.0 years	6.0 years	10.0 years
Risk-free interest rate	5.55%	6.35%	5.51%
Dividend yield	—	—	—
Volatility factor	75.7%	100.3%	101.9%

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

	Year ended December 31,
	1999	2000	2001
Net loss, as reported	$(34,176)	$(6,384)	$(9,370)
Amortization of stock options' fair value	1,090	1,850	1,414

Pro forma net loss	$(35,266)	$(8,234)	$(10,784)

Pro forma basic and diluted net loss per share	$(0.68)	$(0.16)	$(0.21)

Warrants Outstanding

        In April 1993, ATC initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to ATC's key employees, officers, and directors to purchase shares of ATC's common stock ("Advanced Common"). In December 1996, ATC initiated the ATC Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for holders of options to purchase shares of ATC Common to exchange shares of ATC Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged on the ratio of two shares of Common Stock for one share of Advanced Common. At December 31, 2000 and 2001, fully vested options to purchase 11,668 shares of ATC Common were outstanding. The options to purchase ATC Common outstanding at December 31, 2000 and 2001 are subject to the Rights Plan as discussed above.

        In connection with the IQI Agreement (see Note 6), IQI issued warrants to a shareholder to purchase an aggregate of 919,060 common shares for $3,000. The right to exercise the warrants expires at the earlier of i) repayment of the note payable to a shareholder, ii) the date the Company consummates an underwritten public offering of common stock, iii) the consummation date of a sale of the Company, as defined, or iv) November 2003. In December 1997, IQI and the shareholder settled a dispute whereby the shareholder would purchase two-thirds of the common shares subject to warrants (612,714 shares) by paying the exercise price of $2,000. The balance of the warrants remains outstanding and subject to their original terms.

Thayer Warrants

        In connection with the Merger, Thayer provided a guarantee for $2,000 in bridge financing to assist in funding ATC's working capital needs. In connection with the guarantee and for additional consideration of $110, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 per share. The warrants were valued at $188.

        Also in connection with the Merger, the Company received an additional financing commitment from a Thayer-led group to advance to the Company up to an additional $4,000 in subordinated indebtedness (see Note 6). In connection with this commitment, the Company issued the Thayer-led group warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. The warrants were valued at $95.

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

        In consideration of the conversion of the subordinated debt into preferred stock (see Note 8) on June 30, 1999, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity.

15. EMPLOYEE BENEFIT PLANS

        In 1999, Aegis adopted a defined contribution 401(k) plan (the "Plan") covering all eligible employees of Aegis. The Company contributes up to 3% of eligible employee salaries at the rate of 50% of employee contributions payable to the Plan. Employer matching contributions to the Plan for the year ended December 31, 1999, 2000 and 2001, were approximately $138, $486 and $452, respectively.

16. RELATED PARTY TRANSACTIONS

        As of December 31, 2000, Michael G. Santry, a director of the Company, owed the Company approximately $2,200, including accrued interest, under a secured promissory note dated September 16, 1997. The note bears interest at an annual rate of 7% and is secured by 7,000 shares of Aegis Common Stock, options to purchase 1,750,000 shares of Aegis Common Stock held by Mr. Santry and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. In July 2000, October 2000, and January 2001, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel options to purchase 1,312,500 shares of our Common Stock held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999. Only July 5, 2001, the Company filed suit in the District Court of Dallas County to recover the monies owed. In January 2002, Aegis was granted a summary judgment in this case; however, terms of the judgment are not yet final. Any amounts received from a favorable judgement will be recorded as capital upon receipt.

        On occasion from 1997 through 1999, Thayer and a Thayer-led group have provided financing and financing assistance to the Company. See further discussion in Note 6 and Note 14.

        In an effort to further reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our bank revolving Credit Agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to Questor for an aggregate purchase price of $46,750 (see Note 9).

        As a result of the sale of the Series F Preferred Stock and subsequent increases in the investment value of the Series F Preferred Stock resulting from dividends, and through its ownership of Common Stock and Series E Preferred Stock, on an as-converted basis, the Questor Investors collectively own 44.4% of our Common Stock and Common Stock equivalents outstanding. The Series F Preferred Stock vote on an as-converted basis and represent approximately 52.4% of our voting equity securities at December 31, 2001.

        In addition, we granted the Questor Investors certain registration rights with respect to the shares of Common Stock underlying the Series F Preferred Stock. We agreed that, upon written request from the holders of more than 50% of the Series F Preferred Stock, we would file and cause to become effective one registration on a form other than Form S-3 and up to three registrations on Form S-3 covering the Common Stock issued or issuable upon exercise or conversion of the Series F Preferred Stock held by the Questor Investors. The Questor Investors may require a "shelf" registration that would remain effective for at least one year. The Company further agreed to provide the Questor Investors with certain "incidental," or "piggyback" registration rights, subject to rights of the Company's underwriters to "cut back" the number of shares to be included in such registrations. At the same time the Company granted these rights to the Questor Investors, the Company also granted the same rights to Thayer Investors. Previously, the Company had granted the Thayer Investors certain demand and piggyback registration rights, but with respect only to certain shares issued in the subordinated debt and warrant transactions described above. The new grant extends these rights to all shares of Common Stock held by the Thayer Investors, including shares issued in connection with the merger with IQI.

17. OTHER CURRENT LIABILITIES

	Year ended December 31,
	2000	2001
Accrued taxes	$2,371	$1,555
Employee benefit related accruals	5,136	1,837
Advanced billings and customer deposits	2,134	2,470
Accrued transmission accruals	1,378	4,037
Accrued expenses, other	4,903	5,921

Total other current liabilities	$15,922	$15,820

18. SEGMENTS

        The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company classifies its operations into two segments, CRM solutions and marketing research services, which are managed separately because each provides different services. The accounting policies of the operating segments are the same as described in the summary of significant accounting policies (see Note 2). The CRM solutions segment provides large corporations with customized multi-channel contact programs designed to strengthen our clients' relationships with their customers. CRM solutions consist primarily of telephone-based customer service and marketing programs as well as e-care capabilities, which comprise handling a variety of customer contacts through our clients' Internet web-sites, with our phone-based customer service offerings. The marketing research segment provides its clients, representing a broad range of industries, with marketing research measuring customer satisfaction, likelihood of customer retention, point-of-sale research, full service quantitative and qualitative research, segmentation and market structure, and other marketing services. Business segment information is as follows:

	Year ended December 31,
	1999	2000	2001
Revenues:
CRM solutions	$219,066	$267,496	$214,410
Marketing research	27,202	27,868	22,932

Total	$246,268	$295,364	$237,342

Operating Income (Loss):
CRM solutions	$(11,138)	$1,384	$834
Marketing research	(850)	(808)	(105)
Non-cash asset impairment charge	(20,399)	—	—
Restructuring and other charges	(541)	(3,539)	—

Total	$(32,928)	$(2,963)	$729

Total Assets:
CRM solutions	$142,491	$157,847	$113,389
Marketing research	18,094	17,135	17,135

Total	$160,585	$174,982	$130,524

Depreciation and Amortization:
CRM solutions	$12,366	$13,446	$14,014
Marketing research	588	447	427
Acquisition goodwill amortization	2,723	2,378	2,377

Total	$15,677	$16,271	$16,818

19. NEW ACCOUNTING REQUIREMENTS

        In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impartment is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

        SFAS 141 and SFAS 142 are effective for all business combination completed after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. It is anticipated that the adoption of SFAS 141 will not have a material impact on the Company's results of operations and financial position. The Company is required to implement SFAS 142 on January 1, 2002, and the expected impact of the adoption of SFAS 142 on the fiscal 2002 results of operations in the discontinuation of recording $2,377 of amortization expense associated with goodwill. The Company has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test will be measured as of January 1, 2002. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than June 30, 2002. Management has not yet determined what impact, if any, the transition impairment test will have on the Company's results of operations and financial position.

        In August 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business" (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is required to implement SFAS 144 on January 1, 2002, and is in the process of determining the impact, if any, that this statement will have on its results of operations and financial position.

20. UNAUDITED QUARTERLY FINANCIAL DATA

	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$65,511	$59,578	$56,317	$55,936
Operating income (loss)	2,802	454	(2,449)	(79)
Income (loss) before income taxes	1,374	(645)	(3,430)	(897)
Net income (loss)	609	(649)	(2,661)	(6,671)
Preferred stock dividends	1,787	1,852	1,936	1,997
Net loss available to common shareholders	$(1,178)	$(2,501)	$(4,597)	$(8,668)
Basic and diluted loss per common share	$(0.02)	$(0.05)	$(0.09)	$(0.17)
Weighted average common shares:
Basic	52,171	52,171	52,171	52,171
Diluted	52,171	52,171	52,171	52,171
	Three months ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenues	$72,569	$70,014	$74,142	$78,639
Operating income (loss)	944	(13,929)	4,231	5,791
Income (loss) before income taxes	(249)	(15,285)	2,717	4,128
Net income (loss)	(397)	(10,592)	1,853	2,752
Preferred stock dividends	1,612	1,658	1,733	1,772
Net income (loss) available to common shareholders	(2,009)	(12,250)	120	980
Basic and diluted income (loss) per common share	$(0.04)	$(0.24)	$0.00	$0.02
Weighted average common shares:
Basic	51,754	52,002	52,086	52,171
Diluted	51,754	52,002	52,157	52,204

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Aegis Communications Group, Inc.

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Aegis Communications Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended included in this Form 10-K and have issued our report thereon dated February 28, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule referred to below is the responsibility of the Company's management.

        Schedule II—Valuation and Qualifying Accounts is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements as of December 31, 2001, and for the year then ended taken as a whole.

Arthur Andersen LLP

Dallas, Texas,
February 28, 2002

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders
of Aegis Communications Group, Inc.

        Our audits of the consolidated financial statements referred to in our report dated March 2, 2001 appearing in this Annual Report on Form 10-K of Aegis Communications Group, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000. In our opinion, this financial statement schedule as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 2, 2001

Aegis Communications Group, Inc. (a)

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 1999, 2000 and 2001

(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Net Write-Off	Balance at End of Year
Year Ended December 31, 1999:
Allowance for doubtful accounts	$1,337	$697	$(976)	$1,058
Deferred tax asset valuation allowance	$709	$—	$—	$709
Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,058	$790	$(609)	$1,239
Deferred tax asset valuation allowance	$709	$—	$—	$709
Year Ended December 31, 2001:
Allowance for doubtful accounts	$1,239	$421	$(852)	$808
Deferred tax asset valuation allowance	$709	$6,000	$—	$6,709

a)
This schedule should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
Client Service Centers
Marketing Research Facilities and Full-Service Offices
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE (ITEM 14(A))
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
Aegis Communications Group, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)
Aegis Communications Group, Inc. Consolidated Balance Sheets December 31, 2000 and 2001 (In thousands, except share and per share amounts)
Aegis Communications Group, Inc. Consolidated Statements of Cash Flows (In thousands)
AEGIS COMMUNICATIONS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share and per share amounts and where noted)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
Aegis Communications Group, Inc. (a) Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 1999, 2000 and 2001 (In thousands)