Form 10-Q
period 2002-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 2002-05-15
CIK 778426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number:  0-14315

AEGIS COMMUNICATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2050538
(State of Incorporation)	(I.R.S. Employer Identification No.)

7880 Bent Branch Drive, Suite 150, Irving, Texas 75063
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (972) 830-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on May 14, 2002

COMMON STOCK $.01 PAR VALUE	52,171,168

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2001	March 31, 2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,157	$636
Accounts receivable - trade, less allowance for doubtful accounts of $808 and $828, respectively	37,245	29,619
Current deferred tax assets	1,032	1,032
Prepaid expenses, net and other current assets	2,437	2,510
Total current assets	41,871	33,797
Property and equipment, net of accumulated depreciation of $58,117 and $61,286, respectively	35,585	33,214
Costs in excess of net assets acquired, net of accumulated amortization of $10,216	43,448	43,448
Deferred tax assets, net	8,746	8,746
Deferred financing costs, net of accumulated amortization of $2,085 and $2,212, respectively	746	619
Other assets	128	30
	$130,524	$119,854

	December 31, 2001	March 31, 2002
		(unaudited)
Liabilities & Shareholders' Equity
Current liabilities:
Current portion of capital leases	$3,287	$2,494
Accounts payable	3,296	3,788
Accrued compensation expense and related liabilities	4,777	2,123
Accrued interest expense	281	191
Other current liabilities	15,820	14,127
Total current liabilities	27,461	22,723
Revolving line of credit	13,800	9,725
Capital lease obligations, net of current portions	2,655	2,267
Subordinated indebtedness due to affiliates	12,371	12,738
Commitments and Contingencies
Redeemable convertible preferred stock 46,750, 9.626% cumulative Series F shares issued and outstanding	51,816	53,166
Shareholders' equity:
Preferred Stock	2	2
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued	526	526
Additional paid-in capital	97,094	97,742
Treasury shares; at cost, 475,600	(1,199)	(1,199)
Retained deficit	(74,002)	(77,836)
Total shareholders' equity	22,421	19,235
	$130,524	$119,854

The accompanying notes are an integral part of these consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended March 31,
	2001	2002
Revenues	$65,511	$45,351

Cost of services	42,230	29,686
Selling, general and administrative expenses	16,495	13,468
Depreciation and amortization	3,390	3,318
Acquisition goodwill amortization	594	—
Total expenses	62,709	46,472
Operating income (loss)	2,802	(1,121)
Interest expense, net	1,107	348
Non-cash interest expense	321	367
Income (loss) before income taxes	1,374	(1,836)
Income tax expense	765	—
Net income (loss)	609	(1,836)
Preferred stock dividends	1,787	1,998
Net loss available to common shareholders	$(1,178)	$(3,834)
Basic and diluted loss per share of common stock	$(0.02)	$(0.07)
Weighted average shares of common stock outstanding:
Basic	52,171	52,171
Diluted	52,171	52,171

The accompanying notes are an integral part of these consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$609	$(1,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,390	3,318
Acquistion goodwill amortization	594	—
Accumulated depreciation related to disposed assets	—	(23)
Non-cash interest expense	321	367
Other	(6)	1
Changes in operating assets and liabilities:
Accounts receivable	7,655	7,626
Prepaid expenses and other current assets	1,931	(73)
Other assets	—	98
Accounts payable and other accrued liabilities	(7,785)	(2,252)
Other current liabilities	657	(1,693)
Net cash provided by operating activities	7,366	5,533

Cash flows from investing activities:
Capital expenditures	(2,910)	(821)
Disposition of fixed assets	—	23
Net cash used in investing activities	(2,910)	(798)

Cash flows from financing activities:
Net repayments on revolving line of credit	(4,500)	(4,075)
Payments on capital lease obligations	(481)	(1,181)
Net cash used in financing activities	(4,981)	(5,256)
Net decrease in cash and cash equivalents	(525)	(521)
Cash and cash equivalents at beginning of period	1,295	1,157
Cash and cash equivalents at end of period	$770	$636

Supplemental information on non-cash investing and financing activities:
Conversion of dividends into preferred instruments	$1,787	$1,998

Supplemental disclosure of cash paid during the period for:
Interest	1,009	433

The accompanying notes are an integral part of these consolidated financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

1.              SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the “Company”) for the three months ended March 31, 2001 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2.              PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 205,088 and 211,572 shares as of December 31, 2001 and March 31, 2002, respectively, through its Series B, D and E Preferred Stock.  Additionally, the Company has issued and outstanding 46,750 shares of Series F Preferred Stock at December 31, 2001 and March 31, 2002.

For the three months ended March 31, 2002, accrued dividends totaling $648 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $1,350 on the Series F Preferred Stock were added to the investment value of such shares.  In the comparable prior year period, accrued dividends totaling $560 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $1,227 on the Series F Preferred shares were added to the investment value of such shares.

3.              EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and preferred stock. Options, warrants, convertible debt and preferred stock were not included in the computation of diluted loss per share for the three months March 31, 2001 and 2002 because the effect would be antidilutive.

	Three months ended March 31,
	2001	2002
Basic and diluted weighted average shares outstanding for the periods indicated were as follows:

Basic
Weighted average common shares issued	52,647	52,647
Weighted average treasury shares	(476)	(476)

Shares used in Basic EPS calculation	52,171	52,171

Diluted
Shares used in Basic EPS calculation	52,171	52,171
Common stock equivalents:
Dilutive stock options and warrants, net of shares assumed repurchased with exercise proceeds	—	—

Shares used in Diluted EPS calculation	52,171	52,171

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:

Shares issuable under option agreements	11,629	8,468
Shares issuable under warrant agreements	2,756	2,756
Shares issuable upon conversion of preferred stock	60,685	67,472
Shares issuable upon conversion of convertible debt	6,268	7,067

4.              SEGMENTS

The Company classifies its operations into two segments: (1) multi-channel customer relationship management (“CRM”) and (2) marketing research.  Each is managed separately because each provides different services.  The accounting policies of the operating segments are the same as described in the summary of significant accounting policies disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The CRM segment provides customer contact and care programs, database management, analytical services and market intelligence. The marketing research segment provides its clients, representing a broad range of industries, with state-of-the-science marketing research including full service quantitative and qualitative research, point-of-sale research, segmentation studies and mystery shopping services.  Business segment information is as follows:

	Three months ended March 31,
	2001	2002
Revenues:
CRM Solutions	$60,212	$40,445
Marketing research	5,299	4,906
Total	$65,511	$45,351

Operating income (loss):
CRM Solutions	$3,369	$(983)
Marketing research	(567)	(138)
Total	$2,802	$(1,121)

Depreciation and amortization:
CRM Solutions	$3,271	$3,195
Marketing research	119	123
Acquisition goodwill amortization	594	—
Total	$3,984	$3,318

Total assets:
CRM Solutions	$157,268	$115,983
Marketing research	6,531	3,871
Total	$163,799	$119,854

On April 12, 2002 the Company completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc. (See Note 9).

5. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In June 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impartment is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.  The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company implemented SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired.  The Company has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test will be measured as of January 1, 2002.  Management is currently evaluating the carrying amount of the Company’s acquisition goodwill, and has not yet determined what impact, if any, the transition impairment test will have on the Company’s results of operations and financial position.

Transitional Disclosures

                Net loss available to common shareholders and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the three months ended March 31, 2001 and 2002 are as follows:

	Three months ended March 31,
	2001	2002
	(in thousands except per share amounts)

Net loss available to common shareholders	(1,178)	(3,834)
Add back: Amortization of costs in excess of net assets acquired	594	—

Adjusted net loss available to common shareholders	(584)	(3,834)

Basic and diluted earnings per share:
Net loss available to common shareholders	(0.02)	(0.07)
Add back: Amortization of costs in excess of net assets acquired	0.01	—

Adjusted net loss available to common shareholders	(0.01)	(0.07)

Acquisitions

The Company made no acquisitions during 2001 and 2002.

Intangible Assets Not Subject To Amortization

The carrying value of the Company's costs in excess of net assets acquired is as follows:

Costs in excess of net assets acquired, net of accumulated amortization of $10,216 as of December 31, 2001 and March 31, 2002	$43,448

No impairment losses have been recorded for the three months ended March 31, 2002.

6. OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001 the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business” (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented SFAS 144 on January 1, 2002.  The adoption of SFAS 144 did not have a material impact on the Company's results of operations and financial position.

7. COMMITMENTS AND CONTINGENCIES

                The Company has entered into agreements with telephone long distance carriers which currently range from one to three years, and which provide for annual minimum usage requirements.  The remaining obligation under these agreements was $45,575 at March 31, 2002 and $47,000 at December 31, 2001.

8. INCOME TAXES

                At December 31, 2001, the realizability of the Company's net deferred tax asset was determined to be $9,778 ($16,487 less a valuation allowance of $6,709).  The Company has historically generated a net operating loss for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of this net operating loss.  These future tax benefits expire through 2021.  The Company has not provided an income tax benefit to the operating loss incurred during the first quarter of 2002, as it would exceed the previously projected realizable deferred tax asset.  Management will continue to evaluate the realizability of the deferred tax asset, and to the extent we determine the deferred tax asset is not realizable, management will provide an allowance of an equivalent amount.

9. SUBSEQUENT EVENTS

                On April 12, 2002, the Company completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc.  Proceeds from the sale are estimated at approximately $12,000 and the Company expects a pre-tax gain of from $5,000 to $8,000.  Proceeds from the sale were used to completely pay down the then outstanding balance on the Company's revolving line of credit.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2001	2002
Revenues	100.0%	100.0%

Cost of services	64.5%	65.5%
Selling, general and administrative expenses	25.2%	29.7%
Depreciation and amortization	5.1%	7.3%
Acquisition goodwill amortization	0.9%	—
Total expenses	95.7%	102.5%
Operating income (loss)	4.3%	(2.5)%
Interest expense, net	1.7%	0.8%
Non-cash interest expense	0.5%	0.8%
Income (loss) before income taxes	2.1%	(4.1)%
Income tax expense	1.2%	—
Net income (loss)	0.9%	(4.1)%
Preferred stock dividends	2.7%	4.4%
Net loss available to common shareholders	(1.8)%	(8.5)%

We experienced a net loss available to common shareholders of $3.8 million, or 8.5% of revenues, for the quarter ended March 31, 2002.  During the prior year comparable quarter, the Company incurred a net loss available to common shareholders of approximately $1.2 million, or 1.8% of revenues

Total revenues generated during the quarter ended March 31, 2002 were $45.4 million as compared to $65.5 million in the first quarter of 2001, a decrease of $20.1 million, or 30.7%.  The decline in revenue was expected.  We anticipated continued weakness in our revenue stream through the first half of 2002 based upon losses incurred in our client base during 2001. Additionally, the revenue shortfall we experienced in the first quarter was exacerbated by reduced transaction volumes in many of our clients, especially those in the telecommunications and financial services markets, which continue to be adversely affected by the prolonged economic slowdown.

For the quarter ended March 31, 2002, CRM revenues fell $19.8 million or 32.8%, while marketing research revenues declined $0.4 million or 7.5% versus the prior year comparable period.  Non-voice and other revenue grew to $7.9 million in the first quarter of 2002 from $3.9 million for the quarter ended March 31, 2001.  For the quarters ended March 31, 2001 and 2002, the mix of revenues was as follows:

	Three months ended March 31,
	2001	%	2002	%
	(Dollars in thousands)
Inbound CRM	$39,816	60.8%	$24,193	53.4%
Outbound CRM	16,542	25.2%	8,310	18.3%
Non-voice & other	3,854	5.9%	7,942	17.5%

CRM total	60,211	91.9%	40,445	89.2%

Marketing research	5,299	8.1%	4,906	10.8%
Total revenues	$65,511	100.0%	$45,351	100.0%

For the quarter ended March 31, 2002, approximately 28% of our revenues were generated by our largest telecommunications client and 12% by our largest financial services client.  During the comparable prior year period revenues for our largest telecommunications and financial services clients were approximately 36% and 14%, respectively.

Aegis seeks to secure recurring revenues from long-term relationships with progressive companies that utilize customer contact strategies as integral, ongoing elements in their CRM programs.  In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client’s CRM needs, we also continue to perform project-based services for certain clients.  Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones.

On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc.  Proceeds from the sale are estimated at approximately $12.0 million, and we expect a pre-tax gain of from $5.0 million to $8.0 million.  We determined, after a full evaluation, that marketing research services were not viewed by our core clients as a value added service when coupled with our CRM offerings.  As a result, we concluded that the Elrick & Lavidge marketing research division was not integral to Aegis’ future growth.  We believe that this divestiture will allow us to better focus our time and resources on delivering customer interaction solutions custom-designed to improve service levels, reduce costs and increase revenue for our clients.

For the quarter ended March 31, 2002, cost of services, which vary substantially with revenue, decreased by approximately $12.5 million, or 29.7%, to $29.7 million versus the quarter ended March 31, 2001.  Cost of services as a percentage of revenues for the quarter March 31, 2002 increased slightly to 65.5%, from 64.5% during the comparable prior year period.

Selling, general and administrative expenses were reduced 18.4% to $13.5 million in the quarter ended March 31, 2002 versus $16.5 million the prior year quarter.  As a percentage of revenue, selling, general and administrative expenses for the quarter ended March 31, 2002 were 29.7% as compared to 25.2% for the prior year period.

Depreciation and amortization expenses, including acquisition goodwill amortization, decreased $0.7 million, or 16.7% in the quarter ended March 31, 2002 versus the comparable prior year period. As a percentage of revenue, depreciation and amortization expenses were 7.3% in the quarter ended March 31, 2002 versus 6.0% in the quarter ended March 31, 2001.

Under Financial Accounting Standards Board Statement No. 142 concerning new accounting rules related to business combinations, beginning January 1, 2002, the Company no longer amortizes goodwill resulting from acquisitions.   Acquisition goodwill amortization of approximately $0.6 million or $0.01 per share was taken in the quarter ended March 31, 2001.  See “New Accounting Pronouncements” below.

Net interest expense decreased $0.8 million, or 68.6%, in the first quarter of 2002 versus the three-months ended March 31, 2001.  The significant decrease is primarily attributable to reduced borrowings on the Company’s revolving line of credit.  The balance on the Company’s revolving line of credit at March 31, 2002 was $9.7 million versus $40.5 million at March 31, 2001.

Our statutory state and federal income tax rate for the quarters ended March 31, 2002 and 2001 was approximately 40%.  Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to timing differences, and the non-deductibility, for tax purposes, of our acquisition goodwill amortization expense in 2001.

At December 31, 2001, the realizability of the Company’s net deferred tax asset was determined to be $9.8 million ($16.5 million less a valuation allowance of $6.7 million).  The Company has historically generated a net operating loss for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of this net operating loss.  These future tax benefits expire through 2021.  The Company has not provided an income tax benefit to the operating loss incurred during the first quarter of 2002, as it would exceed the previously projected realizable deferred tax asset.  Management will continue to evaluate the realizability of the deferred tax asset, and to the extent we determine the deferred tax asset is not realizable, management will provide an allowance of an equivalent amount.

Preferred dividends increased to approximately $2.0 million for the quarter ended March 31, 2002 from $1.8 million in the comparable prior year period. For the three months ended March 31, 2002, dividends on the Series F Preferred Stock were not paid in cash, but were added to the investment value of such shares.  Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain unaudited information from the Company’s statements of cash flows for the periods indicated:

	Three months ended March 31,
	2001	2002
	(Dollars in millions)
Net cash provided by operating activities	$7.4	$5.5
Net cash used in investing activities	(2.9)	(0.8)
Net cash used in financing activities	(5.0)	(5.2)
Net change in cash and cash equivalents	$(0.5)	$(0.5)

We have historically utilized cash flow from operations, available borrowing capacity under our Credit Agreement, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs.  Based on our ability to secure such financing to date, availability under our current Credit Agreement and anticipated cash flow from operations, management believes that for the foreseeable future we should be able to sufficiently fund the combination of our future working capital needs and the capital equipment requirements for the build-out of additional facilities needed to meet future growth.  There can be no assurance, however, should we experience future liquidity issues that such financial support will be available.

Cash provided by operating activities was approximately $5.5 million for the three months ended March 31, 2002, as compared to $7.4 million during the same period in 2001.  The decline in cash provided by operations is primarily attributable to the operating loss of $1.1 million incurred by the Company during the first quarter of 2002 versus operating income earned of $2.8 million during the comparable prior year period.

Cash used in investing activities during the first three months of 2002 was $0.8 million, as compared to $2.9 million during the comparable prior year period.  Capital expenditures have consisted primarily of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations including the build-out of new client service centers and the upgrade or replacement of workstations in our existing facilities.

During the three months ended March 31, 2002, we continued our focus on reducing the outstanding indebtedness of the Company.  Cash used in financing activities during the period consisted of payments of approximately $4.1 million made to reduce the outstanding balance on our bank revolving line of credit, and $1.2 million made on capital lease obligations.  As of March 31, 2002, indebtedness under our revolving line of credit was $9.7 million and available borrowing capacity was estimated at $14.1 million.  As mentioned previously, on April 12, 2002, the Company completed the sale of assets of its Elrick and Lavidge marketing research division.  Proceeds from that sale were used to completely pay down the then outstanding balance on the Company’s revolving line of credit.  See “Credit Agreement” below.

1999 Questor Agreement

In an effort to reduce outstanding debt on our balance sheet in 1999, thereby providing us the needed flexibility to renegotiate our bank revolving Credit Agreement and cure then outstanding defaults, and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to the Questor Investors for an aggregate purchase price of $46.75 million. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company’s Series B Preferred Stock, at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Series F Preferred Stock accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such shares. The Series F Preferred Stock also participate, on an as-converted basis, with the Common Stock in any dividends that may be declared and paid after the payment of preferential dividends. The Series F Preferred Stock are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Series F Preferred Stock. The Series F Preferred Stock vote on an as-converted basis. We used the proceeds from the sale of the Preferred F Shares to repay outstanding bank debt and pay transaction expenses. For the quarters ended March 31, 2001 and 2002, accrued dividends on the Series F Preferred Stock were added to the investment value of such shares.

Credit Agreement

In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of Nova Scotia and Credit Suisse First Boston, thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving commitments under the Credit Agreement from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the Credit Agreement, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment. The Credit Agreement matures June 30, 2003.   Upon consent on the sale of Elrick and Lavidge on April 12, 2002, the Company agreed to reduce the size of the revolving commitment under the Credit Agreement to $35 million.

Borrowings under the Credit Agreement bear interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate (“LIBOR”) at the Company’s election. The margin above the applicable prime rate or LIBOR had been determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement.  The weighted–average interest rate on the outstanding balances of $13.8 million and $9.7 million at December 31, 2001 and March 31, 2002 were 4.2% and 3.8%, respectively. Interest payments are due quarterly.

Note Receivable

On July 5, 2001, the Company filed suit in the District Court of Dallas County to recover monies owed, pursuant to a promissory note, by Michael G. Santry, a former director of the Company.  As of December 31, 2000, the amount owed the Company, including accrued interest, was approximately $2.2 million. In February 2002, Aegis was granted a summary judgment in this case, under which, Mr. Santry was ordered to pay Aegis $2.2 million plus prejudgment interest.  Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than a year, the balance of the note receivable was reclassified as a reduction in paid-in capital in shareholders equity in the fourth quarter of 1999.  Any amounts received from the judgment will be recorded as capital upon receipt.

Growth Strategies

We primarily compete in the segment of the customer relationship management (“CRM”) market that provides large corporations, as well as emerging e-business companies, with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone).  The CRM industry is very competitive and is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis.  The Company also offers a suite of web-enabled customer care capabilities that have transformed a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet.  The transformation of additional workstations into web-enabled stations will require capital expenditures and may require additional borrowing, including utilizing funds available under the existing Credit Agreement.

We also anticipate the continued implementation of our site strategy and center migration plan, which focuses on locating client service centers in areas where we believe Aegis can more effectively attract and retain employees and efficiently control front-line costs.  Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with our existing facilities.  Any additional client service centers will require capital expenditures and may require additional borrowing under the existing Credit Agreement.  In addition, expenses associated with such centers may temporarily adversely affect operating income.  Additionally, management periodically evaluates strategic alternatives for maximizing the value of certain assets, including divestiture and expansion.  Opportunities to optimize our portfolio are actually considered, and we seek to execute transactions that are beneficial to the Company.

Critical Accounting Policies

The Company has identified the certain accounting policies as critical to its business and results of operations and they are listed below.  For further discussion of these and other significant accounting policies followed by the Company please refer to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Revenue Recognition

Customer solutions revenues earned under contracts based on time incurred and/or on transactions handled are recognized when the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Marketing research revenues are recognized as services are performed. Unearned revenues related to such services are included in other current liabilities and will generally be recognized during the following year. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management’s best estimate of billing adjustments or concessions that may be made as a result of such audits.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impartment is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.  The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company implemented SFAS 142 on January 1, 2002, and the expected impact of the adoption of SFAS 142 on the fiscal 2002 results of operations is the discontinuation of recording $2.4 million of amortization expense associated with goodwill. Amortization expense related to costs in excess of net assets acquired for the period ending March 31, 2001 was $0.6 million.  The Company has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test will be measured as of January 1, 2002.  Management is currently evaluating the carrying amount of the Company’s acquisition goodwill, and has not yet determined what impact, if any, the transition impairment test will have on the Company’s results of operations and financial position.

In August 2001 the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business” (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented SFAS 144 on January 1, 2002.  The adoption of SFAS 144 did not have a material impact on the Company's results of operations and financial position.

FORWARD LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are “forward-looking statements”.  Terms such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “predicts”, “may”, “should”, “will”, the negative thereof and similar expressions are intended to identify forward-looking statements.  Such statements are by nature subject to uncertainties and risks, including but not limited to: the Company’s reliance on certain major clients; unanticipated losses of or delays in implementation of client programs; higher than anticipated implementation costs associated with new client programs; the successful combination of revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions; competition and pricing; dependence on the Company’s labor force; reliance on technology; telephone and internet service dependence; and other operational, financial or legal risks or uncertainties detailed in the Company’s SEC filings from time to time. Should one or more of these uncertainties or risks materialize, actual results may differ materially from those described in the forward-looking statements. The Company disclaims any intention or obligation to revise any forward-looking statements whether as a result of new expectations, conditions or circumstances, or otherwise.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the quarter ended March 31, 2002, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on Wednesday, May 1, 2002, at which there were 48,350,802 common shares and 46,750 Series F Preferred shares (the Series F Preferred shares are entitled to vote on an as-converted basis and thus represented 57,529,741 shares of voting power as of the Company's March 22, 2002 record date) present or represented by valid proxies, or approximately 96.5% of shares entitled to vote.  At the meeting stockholders were asked to consider and vote on the election of members to our Board of Directors.

The following directors were elected by the requisite vote for terms expiring in 2003, or until their successors are duly elected and qualified:

	For	%	Abstain	%
John R. Birk	102,539,657	93.47	3,340,886	3.05
Herman M. Schwarz	105,649,657	96.31	782,916	0.21
Dean Andersen	105,638,907	96.30	623,077	0.22
Stanton D. Anderson	105,659,857	96.32	619,777	0.20
Henry L. Druker	105,638,107	96.30	619,577	0.22
Peter D. Fitzsimmons	105,638,107	96.30	619,577	0.22
Frederic V. Malek	105,659,887	96.32	772,240	0.20
Kevin J. Prokop	105,636,937	96.30	620,477	0.22
Hugh E. Sawyer	105,565,857	96.23	840,760	0.29
Paul G. Stern	104,376,247	95.15	1,763,510	1.37
David M. Wathen	105,659,007	96.32	619,577	0.20
Josh S. Weston	105,654,507	96.31	619,977	0.21

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2001).

4.1	Specimen of Share Certificate of Company’s Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company’s Form 10-K Annual Report for the year ended June 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999).

10.1	Third Amendment, Consent and Release dated April 11, 2002 to the Amended and Restated Credit Agreement (filed herewith).

(B)	Reports on Form 8-K

On April 15, 2002, we filed a report on Form 8-K reporting under Item 5. - “Other Events,” that on April 12, 2002, Aegis issued a press release announcing that it had completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc. The Company believes the sale does not constitute a significant disposition of its assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated: May 14, 2002	By:	/s/ Michael J. Graham
Michael J. Graham
Executive Vice President – Corporate Development And Chief Financial Officer

EXHIBITS INDEX

Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2001).

4.1	Specimen of Share Certificate of Company’s Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company’s Form 10-K Annual Report for the year ended June 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999)

10.1	Third Amendment, Consent and Release dated April 11, 2002, to the Amended and Restated Credit Agreement (filed herewith).