Form 10-Q
period 2002-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 2002-08-14
CIK 778426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2002.

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

Yes  ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on August 14, 2002

COMMON STOCK $.01 PAR VALUE	52,171,168

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2001	June 30, 2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,080	$1,534
Accounts receivable - trade, less allowance for doubtful accounts of $512 and $770, respectively	32,693	22,494
Current deferred tax assets	1,032	—
Prepaid expenses and other current assets	2,182	2,108
Net current assets of discontinued operations	4,884	—
Total current assets	41,871	26,136

Property and equipment, net of accumulated depreciation of $54,364 and $60,417 respectively	34,698	32,043

Costs in excess of net assets acquired, net of accumulated amortization of $10,216	43,448	43,448

Deferred tax assets	8,746	—

Deferred financing costs, net of accumulated amortization of $2,085 and $2,339, respectively	746	492

Other assets	128	30

Net long-term assets of discontinued operations	887	—
	$130,524	$102,149

The accompanying notes are an integral part of these financial statements.

	December 31, 2001	June 30, 2002
		(unaudited)
Liabilities & Shareholders’ Equity
Current liabilities:
Current portion of capital leases	$3,287	$1,832
Accounts payable	3,265	4,746
Accrued compensation expense and related liabilities	4,474	3,455
Accrued interest expense	281	178
Other current liabilities	12,968	11,959
Net current liabilities of discontinued operations	3,186	303
Total current liabilities	27,461	22,473
Revolving line of credit	13,800	—
Capital lease obligations, net of current portions	2,655	2,460
Subordinated indebtedness due to affiliates	12,371	13,121
Commitments and contingencies
Redeemable convertible preferred stock 46,750, 9.626% cumulative Series F shares issued and outstanding in 2001 and 2002	51,816	54,563
Shareholders’ equity:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2001 and 2002; 111,702 and 120,165, convertible 15% cumulative Series D shares issued and outstanding in 2001 and 2002, respectively; 63,608 and 68,427, convertible 15% cumulative Series E shares issued and outstanding in 2001 and 2002, respectively	2	2
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued and outstanding in 2001 and 2002	526	526
Additional paid-in capital	97,094	98,423
Treasury shares; at cost, 475,600 held in 2001 and 2002	(1,199)	(1,199)
Retained deficit	(74,002)	(88,220)
Total shareholders’ equity	22,421	9,532
	$130,524	$102,149

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Revenues	$54,498	$33,071	$114,709	$73,516

Operating Costs:
Cost of services	36,082	22,782	74,753	49,180
Selling, general and administrative expenses	13,679	12,488	27,984	24,322
Depreciation and amortization	3,399	3,134	6,669	6,330
Acquisition goodwill amortization	594	—	1,189	—
Restructuring charges	—	900	—	900
Total operating expenses	53,754	39,304	110,595	80,732
Operating income (loss)	744	(6,233)	4,114	(7,216)

Interest expense, net	762	238	1,868	586
Non-cash interest expense	337	384	659	751
Income (loss) from continuing operations before income taxes	(355)	(6,855)	1,587	(8,553)
Current taxes	115		1,096
Deferred taxes		9,778		9,778
Net income (loss) from continuing operations	(470)	(16,633)	491	(18,331)

Discontinued operations:
Income (loss) from operations of discontinued segment, net of taxes	(179)	44	(530)	(94)

Estimated gain on disposal of business segment, net of taxes	—	8,283	—	8,283
Net loss	(649)	(8,306)	(39)	(10,142)

Preferred stock dividends	1,852	2,077	3,639	4,076
Net loss available to common shareholders	$(2,501)	$(10,383)	$(3,678)	$(14,218)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.32)	$0.01	$(0.35)
Net loss applicable to common shareholders	$(0.05)	$(0.20)	$(0.07)	$(0.27)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.32)	$0.01	$(0.35)
Net loss applicable to common shareholders	$(0.05)	$(0.20)	$(0.07)	$(0.27)

Weighted average shares of common stock outstanding:
Basic	52,171	52,171	52,171	52,171
Diluted	52,171	52,171	52,171	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

		Six months ended June 30,
		2001	2002
	OPERATING ACTIVITIES
	Net loss	$(39)	$(10,142)
Less:	Net loss from discontinued operations	(530)	(94)
	Gain on sale of discontinued operations	—	8,283
	Income (loss) from continuing operations	491	(18,331)

	Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
	Depreciation and amortization	6,669	6,330
	Acquistion goodwill amortization	1,189	—
	Accumulated depreciation related to disposed assets	—	(23)
	Non-cash interest expense	659	751
	Deferred taxes	—	9,778
	Changes in operating assets and liabilities:
	Accounts receivable	24,942	12,749
	Prepaid and other current assets	797	74
	Other assets	—	98
	Accounts payable and other accrued liabilities	(8,658)	359
	Other current liabilities	(771)	(1,009)
	Net cash provided by operating activities from continuing operations	25,318	10,776

	INVESTING ACTIVITIES
	Capital expenditures	(4,730)	(2,427)
	Dispostion of fixed assets	—	23
	Proceeds from the sale of marketing research division	—	10,823
	Net cash provided by (used in) investing activities from continuing operations	(4,730)	8,419

	FINANCING ACTIVITIES
	Repayments on revolving line of credit	(16,700)	(13,800)
	Payments on capital lease obligations	(1,000)	(2,645)
	Net cash used in financing activities from continuing operations	(17,700)	(16,445)
	Net cash provided by continuing operations	2,888	2,750
	Net cash used in discontinued operations	(413)	(2,296)
	Net increase in cash and cash equivalents	2,475	454
	Cash and cash equivalents at beginning of period	1,201	1,080
	Cash and cash equivalents at end of period	$3,676	$1,534

	Supplemental information on non-cash activities:
	Conversion of dividends into preferred instruments	$3,639	$4,076
	Non-cash proceeds from sale of marketing research division	$—	$2,550
	Equipment acquired under capital lease obligations	$2,318	$995
	Supplemental information for cash paid during the period for:
	Interest	$2,202	$723

The accompanying notes are an integral part of these financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data and where noted)

1.              SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the “Company”) for the three and six months ended June 30, 2001 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the condensed consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and nothing has changed with respect to these policies.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2.              PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 205,088 and 218,370 shares as of December 31, 2001 and June 30, 2002, respectively, through its Series B, D and E Preferred Stock.  Additionally, the Company had issued and outstanding 46,750 shares of Series F Preferred Stock at December 31, 2001 and June 30, 2002.

Series B Preferred Stock

At December 31, 2001 and June 30, 2002, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. Accrued dividends payable were $167 at December 31, 2001 and June 30, 2002.

Series D & E Preferred Stock

At December 31, 2001 and June 30, 2002, 111,702 and 120,165 shares, respectively, of Series D Preferred Stock ($.01 par value per share, $100 per share liquidation preference) were issued and outstanding.  Such shares are convertible into Company Common Stock at $2.00 per share.  At December 31, 2001 and June 30, 2002, 63,608 and 68,427 shares, respectively, of Series E Preferred Stock ($.01 par value per share, $100 per share liquidation preference) were issued and outstanding.  Such shares are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.

Series F Preferred Stock

At December 31, 2001 and June 30, 2002, 46,750 shares of Series F Preferred Stock were issued and outstanding. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company’s Series B Preferred Stock, at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock, to the extent that dividends have not been paid, are added to the investment value of such shares. The Series F Preferred Stock are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock. The Series F Preferred Stock have a liquidation preference equal to the investment value of such shares.

For the six months ended June 30, 2002, accrued dividends totaling $1,329 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $2,747 on the Series F Preferred Stock were added to the investment value of such shares.  In the comparable prior year period, accrued dividends totaling $1,144 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $2,495 on the Series F Preferred shares were added to the investment value of such shares.

3.              EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and preferred stock. Options, warrants, convertible debt and preferred stock were not included in the computation of diluted loss per share for the three and six months ended June 30, 2001 and 2002 because the effect would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(in thousands)
Basic and diluted weighted average shares outstanding for the periods indicated were as follows:

Basic
Weighted average common shares issued	52,647	52,647	52,647	52,647
Weighted average treasury shares	(476)	(476)	(476)	(476)

Shares used in Basic EPS calculation	52,171	52,171	52,171	52,171

Diluted
Shares used in Basic EPS calculation	52,171	52,171	52,171	52,171
Common stock equivalents:
Dilutive stock options and warrants, net of shares assumed repurchased with exercise proceeds	—	—	—	—

Shares used in Diluted EPS calculation	52,171	52,171	52,171	52,171

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:

Shares issuable under option agreements	9,478	8,461	9,478	8,461
Shares issuable under warrant agreements	2,756	2,756	2,756	2,756
Shares issuable upon conversion of preferred stock	62,304	69,341	62,304	69,341
Shares issuable upon conversion of convertible debt	6,459	7,281	6,459	7,281

4.  GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In June 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.  The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company implemented SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired.  In connection with the adoption of SFAS 142, the Company completed the first step of the goodwill impairment test during the quarter ended June 30, 2002.  Based on the results of this step, the Company believes that goodwill of $43,448 reported on the accompanying consolidated balance sheets may be significantly, if not fully impaired.  The second step of the goodwill impairment test to determine the amount of impairment to be recognized has been initiated and will be completed prior to year-end.

Transitional Disclosures

Net loss available to common shareholders and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the three and six months ended June 30, 2001 and 2002 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
	(Dollars in thousands)

Net loss available to common shareholders	$(2,501)	$(10,383)	$(3,678)	$(14,218)
Add back: Amortization of costs in excess of net assets acquired	594	—	1,189	—

Adjusted Net loss available to common shareholders	$(1,907)	$(10,383)	$(2,489)	$(14,218)

Basic and diluted earnings per share:
Net loss available to common shareholders	(0.05)	(0.20)	(0.07)	(0.27)
Amortization of costs in excess of net assets acquired	0.01	—	0.02	—

Adjusted net loss available to common shareholders	(0.04)	(0.20)	(0.05)	(0.27)

Acquisitions

The Company made no acquisitions during the three and six months ended June 30, 2001 and 2002.

Intangible Assets Not Subject To Amortization

The carrying value of the Company’s costs in excess of net assets acquired is as follows:

	December 31, 2001	June 30, 2002

Costs in excess of net assets acquired net of accumulated amortization of $10,216	$43,448	$43,448

5.  OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001 the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented SFAS 144 on January 1, 2002.  The adoption of SFAS 144 did not have a material impact on the Company’s results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates inconsistencies between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management has not yet determined the effect SFAS No. 145 will have on its financial position, if any.

On June 28, 2002, the FASB voted in favor of issuing SFAS 146,  “Accounting for Exit or Disposal Activities”.  SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force  (EITF) has set forth in the EITF Issue No. 94-3,  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and  (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS 146 will be effective for  financial  statements  issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on results of operations and financial position.

6.  COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements with telephone long distance carriers which currently range 22 months to 36 months, and which provide for annual minimum usage requirements.  The remaining obligation under these agreements was $40,499 at June 30, 2002 and $47,000 at December 31, 2001.  With regards to the largest such agreement, and in accordance with its terms, at June 30, 2002, the Company was in negotiations with the carrier to modify the terms of the agreement which will likely result in a reduced commitment, extended length, or both.  At current usage levels, the Company would likely not fulfill the usage requirements under the existing agreement.  During the second quarter of 2002, the Company completed negotiations with another of its telecommunications carriers to cancel the remaining minimum usage requirements under the then existing agreement.  In exchange, the Company entered into a new reduced usage commitment with this carrier under which the Company is committed to usage of $2,160 over a 36-month period.  This amount is included in the total remaining obligation reported at June 30, 2002.

On June 30, 2002, the Company had outstanding an irrevocable letter of credit expiring June 1, 2003 of approximately $246.  The letter will automatically extend for one year from the expiration date unless the Company notifies the issuer not to renew.  The letter is being maintained as security for the Company’s self-insured portion of its workers’ compensation insurance program.  The agreement provides for quarterly increases of $246 through March 1, 2003 to an aggregate total of $985.

On June 30, 2002, the Company had outstanding an irrevocable letter of credit expiring May 9, 2003, of approximately $400.  The letter will automatically extend for one year from the expiration date unless the Company notifies the issuer not to renew.  The letter is being maintained to support licensing requirements related to certain contractual obligations entered into by the Company.

7.  RESTRUCTURING CHARGES

The Company recorded $900 in restructuring charges related to the closing of one of its U.S. call center facilities.  Included in the restructuring charges was $750 in non-cancelable lease costs that includes a future payment of an early lease buyout as provided in the lease.  The remainder of the charges related primarily to the removal from operations and or disposal of certain leasehold improvements, equipment, furniture and fixtures.

8.  INCOME TAXES

The Company historically has generated net operating losses for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2021.  Management regularly evaluates the realizability of the Company’s deferred tax asset.  Management has determined, as of June 30, 2002, that more likely than not, the deferred tax asset will not be realized in the near future.  As a result, the Company increased its valuation allowance approximately $9,778, representing the amount of the deferred tax asset for which a valuation allowance previously had not been established.  At December 31, 2001, the realizability of the Company’s net deferred tax asset was determined to be $9,778 ($16,487 less a valuation allowance of $6,709).  At June 30, 2002 the carrying amount of the deferred tax asset was reduced to zero ($16,487 less a valuation allowance of $16,487).  The Company has not provided an income tax benefit to the operating losses incurred during the first and second quarters of 2002 as such benefit would exceed the projected realizable deferred tax asset.

9.  DISCONTINUED OPERATIONS

On April 12, 2002, the Company completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc.  The Company determined, after a full evaluation, that marketing research services were not viewed by its core clients as a value added service when coupled with its customer relationship management offerings.  As a result, the Company concluded that the Elrick & Lavidge division was not integral to Aegis’ future growth strategies.  Proceeds from the sale were used to completely pay down the then outstanding balance on the Company’s revolving line of credit.

Cash proceeds from the sale were $12,200, adjusted for certain purchase price adjustments.  As of the date of these consolidated financial statements, the total purchase price adjustment is estimated at approximately $1,173 resulting in total estimated proceeds on the disposition of $13,373.  The final adjusted proceeds amount may differ from the amount estimated at June 30, 2002, pending review and agreement between Taylor Nelson Sofres Operations, Inc. and the Company.  Any difference between the amount estimated at June 30, 2002 and the final adjusted amount will be reported in the Company's September 30, 2002 financial statements.  Of the total proceeds, $2,125 remains in escrow and $425 represents trade accounts receivable.  These amounts are included in the Company’s accounts receivable balance at June 30, 2002.  The assets sold consisted primarily of third party accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory client contracts.  The Company recognized a gain on disposal of the segment of $8,283, including expenses associated with the sale of $1,552.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the three months ended June 30, 2001 and 2002 were $5,080 and $1,247, respectively.  For the six months ended June 30, 2001 and 2002, revenues reported in discontinued operations were $10,379, and $6,153, respectively.  For the three and six months ended June 30, 2002, no income tax benefit or expense was attributed to the income or loss from operations of the discontinued segment or to the gain on the sale of the segment, as the Company projects that it will incur a taxable loss for the fiscal year 2002.  For the three and six months ended June 30, 2001, operating income from discontinued operations is reported net of tax benefits of $111 and $328, respectively.

The following is a summary of the net assets sold in the transaction closed April 12, 2002:

	December 31, 2001	April 12, 2002
	(in thousands)

Accounts receivable, net	$4,552	$3,944
Prepaid expenses and other current assets	256	104
Property and equipment, net	887	762

Total assets	5,695	4,810

Other current liabilities	2,310	1,272

Total liabilities	2,310	1,272

Net assets of discontinued operations	$3,385	$3,538

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Revenues	100.0%	100.0%	100.0%	100.0%

Operating Costs:
Cost of services	66.2%	68.9%	65.2%	66.9%
Selling, general and administrative expenses	25.1%	37.8%	24.4%	33.1%
Depreciation and amortization	6.2%	9.5%	5.8%	8.6%
Acquisition goodwill amortization	1.1%	—	1.0%	—
Restructuring charges	—	2.7%	—	1.2%
Total operating expenses	98.6%	118.9%	96.4%	109.8%
Operating income (loss)	1.4%	(18.9)%	3.6%	(9.8)%

Interest expense, net	1.4%	0.7%	1.6%	0.8%
Non-cash interest expense	0.6%	1.2%	0.6%	1.0%
Income (loss) from continuing operations before income taxes	(0.6)%	(20.8)%	1.4%	(11.6)%
Current taxes	0.2%	—	1.0%	—
Deferred taxes		29.6%		13.3%
Net income (loss) from continuing operations	(0.8)%	(50.4)%	0.4%	(24.9)%

Discontinued operations:
Income (loss) from operations of discontinued segment, net of taxes	(0.3)%	0.1%	(0.4)%	(0.1)%

Estimated gain on disposal of business segment, net of taxes	—	25.0%	—	11.3%
Net income (loss)	(1.1)%	(25.3)%	(0.0)%	(13.7)%

Preferred stock dividends	3.4%	6.3%	3.2%	5.5%
Net loss available to common shareholders	(4.5)%	(31.6)%	(3.2)%	(19.2)%

The Company experienced a net loss available to common shareholders of $10.4 million, or 31.6% of revenues, for the quarter ended June 30, 2002.  During the prior year comparable quarter, the Company incurred a net loss available to common shareholders of approximately $2.5 million, or 4.5% of revenues.  For the six months ended June 30, 2002 the Company generated a net loss available to common shareholders of $14.2 million as compared to $3.7 million for the six months ended June 30, 2001.  Excluding net income from discontinued operations and a gain on sale of the related assets, we incurred a net loss from continuing operations of $16.6 million for the three months ended June 30, 2002 as compared to a net loss from continuing operations of $0.5 million for the year earlier comparable period.  For the six months ended June 30, 2002, we incurred a net loss from continuing operations of $18.3 million versus net income from continuing operations for six months ended June 30, 2001 of $0.5 million.

Revenues.  Total revenues generated during the quarter ended June 30, 2002 were $33.1 million as compared to $54.5 million in the second quarter of 2001, a decrease of $21.4 million, or 39.3%.  The decline in revenue is primarily attributable to dampened transaction volumes from our telecommunication and financial services clients, including our largest client, which remain substantially below prior year levels.  For the six months ended June 30, 2002, revenues were $73.5 million, 35.9% less than the $114.7 of revenues generated by the Company in the prior year comparable period.

Revenue Mix.  Together, inbound customer relationship management (“CRM”) and non-voice & other revenues represented 80.4% of the Company’s revenues in the second quarter of 2002 versus 74.3% in the second quarter of 2001.  Outbound CRM revenues accounted for 19.6% of total revenues for the three months ended June 30, 2002 as compared to 25.7% in the comparable prior year period.  For the three and six months ended June 30, 2001 and 2002, the mix of revenues was as follows:

	Three months ended June 30,				Six months ended June 30,
	2001	%	2002	%	2001	%	2002	%
	(Dollars in millions)				(Dollars in millions)
Inbound CRM	$35.8	65.7%	$20.3	61.3%	$75.6	65.9%	$44.5	60.5%
Outbound CRM	14.0	25.7%	6.5	19.6%	30.5	26.6%	14.8	20.1%
Non-Voice & Other	4.7	8.6%	6.3	19.1%	8.6	7.5%	14.2	19.4%
Total revenues	$54.5	100.0%	$33.1	100.0%	$114.7	100.0%	$73.5	100.0%

Revenue Concentration.  We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business.  For the three and six months ended June 30, 2002, three customers individually accounted for over 10% of the Company’s revenues.  The Company’s revenue concentration for customers accounting for greater than 10% of revenues is illustrated below:

		Three months ended June 30,				Six months ended June 30,
		2001	%	2002	%	2001	%	2002	%
Client	Industry Segment	(Dollars in millions)				(Dollars in millions)
Client A	Telecommunications	$6.9	12.7%	$8.9	26.8%	$12.1	10.6%	$21.4	29.1%
Client B	Telecommunications	20.4	37.4%	7.6	23.1%	43.9	38.3%	17.0	23.1%
Client C	Financial Services	9.9	18.1%	4.9	14.8%	19.5	17.0%	10.3	14.0%

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

Cost of Services.  For the quarter ended June 30, 2002, cost of services, which vary substantially with revenue, decreased by approximately $13.3 million, or 36.9%, to $22.8 million versus the quarter ended June 30, 2001.  Cost of services as a percentage of revenues for the quarter ended June 30, 2002 increased slightly to 68.9%, from 66.2% during the comparable prior year period.  For the six months ended June 30, 2002 cost of services dropped $25.6 million to $49.2 million compared to the first six months of 2001.  As a percentage of sales, cost of services rose slightly over the same period, from 65.2% to 66.9%.

Selling, General and Administrative.  Selling, general and administrative expenses were reduced 8.7% to $12.5 million in the quarter ended June 30, 2002 versus $13.7 million the prior year quarter.  As a percentage of revenue, selling, general and administrative expenses for the quarter ended June 30, 2002 were 37.8% as compared to 25.1% for the prior year period.  For the six months ended June 30, 2002, selling, general and administrative expenses were $24.3 million or 33.1% of revenues versus $28.0 million or 24.4% of revenues for the six months ended June 30, 2001.

Depreciation and Amortization.  Depreciation and amortization expenses, excluding acquisition goodwill amortization, decreased $0.3 million, or 7.8% in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. As a percentage of revenue, depreciation and amortization expenses were 9.5% in the quarter ended June 30, 2002 versus 6.2% in the quarter ended June 30, 2001.  For the six months ended June 30, 2002 and June 30, 2001 depreciation and amortization expenses were $6.3 million or 8.6% of revenues and $6.7 million or 5.8% of revenues, respectively.

Under Financial Accounting Standards Board Statement No. 142 concerning new accounting rules related to business combinations, beginning January 1, 2002, the Company no longer amortizes goodwill resulting from acquisitions.  Acquisition goodwill amortization of approximately $0.6 million or $0.01 per share and $1.2 million or $0.02 per share was taken in the three months and six months ended June 30, 2001, respectively.  See “New Accounting Pronouncements” below.

Restructuring Charges.  The Company recorded $0.9 million in restructuring charges related to the closing one of our U.S.  call centers.  Included in the restructuring charges was $0.8 million in non-cancelable lease costs, including costs associated with the future payment of an early buy out, as provided in the lease.  The remainder of the charges related primarily to the removal from operations and or disposal of certain leasehold improvements, equipment, furniture and fixtures.

Interest Expense, net.  Net interest expense decreased $0.5 million, or 68.8%, in the second quarter of 2002 versus the three-months ended June 30, 2001.  The significant decrease is primarily attributable to reduced borrowings on the Company’s revolving line of credit.  Net interest expense for the six months ended June 30, 2002 was $0.6 million or 0.8% of revenues as compared to $1.9 million or 1.6% of revenues for the comparable prior year period.  There was no outstanding balance on the Company’s revolving line of credit at June 30, 2002, which was $28.3 million lower than the outstanding balance at the end of the comparable prior year period.

Non-cash Interest Expense.  Non-cash interest expense increased to $0.4 million in the quarter ended June 30, 2002, from $0.3 million in the prior year comparable quarter.  For the six months ended June 30, 2002 and 2001, non-cash interest expense was $0.8 million and $0.7 million, respectively.  Non-cash interest expense represents interest expense incurred on two subordinated notes.  On the larger of the two notes, the unpaid interest is added to the principal balance of the note monthly, accounting for the increase in non-cash interest expense period over period.

Income Tax Provision.  Our statutory state and federal income tax rate for the three and six months ended June 30, 2002 and 2001 was approximately 40%.  Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to timing differences, and the non-deductibility, for tax purposes, of our acquisition goodwill amortization expense in 2001.

The Company has historically generated net operating losses for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2021.  Management regularly evaluates the realizability of the Company’s deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset will not be realized in the near future.  As a result, the Company increased its valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established.  At December 31, 2001, the realizability of the Company’s net deferred tax asset was determined to be $9.8 million  ($16.5 million less a valuation allowance of $6.7 million).  At June 30, 2002 the carrying amount of the deferred to asset was reduced to zero ($16.5 million less a valuation allowance of $16.5 million).  The Company has not provided an income tax benefit to the operating loss incurred during the first and second quarters of 2002, as such benefit would exceed the projected realizable deferred tax asset.

Income (loss) from Discontinued Operations.  On April 12, 2002, the Company completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc.  Cash proceeds from the sale were $12.2 million adjusted for certain purchase price adjustments.  As of the date of these consolidated financial statements, the total purchase price adjustment is estimated at approximately $1.2 million resulting in total estimated proceeds on the disposal of $13.4 million.  The final adjusted proceeds amount may differ from the amount estimated at June 30, 2002, pending review and agreement between Taylor Nelson Sofres Operations, Inc. and the Company.  Any difference between the amount estimated at June 30, 2002 and the final adjusted amount will be reported in the Company's September 30, 2002 financial statements.  Of the total proceeds, $2.1 million remains in escrow and $0.4 million represents trade accounts receivable.  These amounts are included in the Company’s accounts receivable balance at June 30, 2002.  The assets sold consisted primarily of accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory contracts.  The Company recognized a gain on disposal of the segment of  $8.3 million.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the three months ended June 30, 2001 and 2002 were $5.1 million and $1.2 million, respectively.  Revenues reported in discontinued operations for the six months ended June 30, 2001 were $10.4 million, and were $6.2 million for the six months ended June 30, 2002.

Preferred Dividends.  Preferred dividends increased to approximately $2.1 million for the quarter ended June 30, 2002 from $1.9 million in the comparable prior year period. For the six months ended June 30, 2002 and 2001 preferred dividends were $4.1 million and $3.6 million, respectively. For the three and six months ended June 30, 2002, dividends on the Series F Preferred Stock were not paid in cash, but were added to the investment value of such shares.  Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively.

FINANCIAL CONDITION

Liquidity and capital resources.  The following table sets forth certain unaudited information from the Company’s statements of cash flows for the periods indicated:

	Six months ended June 30,
	2001	2002
	(Dollars in millions)
Net cash provided by operating activities from continuing operations	$25.3	$10.8
Net cash provided by (used in) investing activities from continuing operations	(4.7)	8.4
Net cash used in financing activities from continuing operations	(17.7)	(16.4)
Net cash used in discontinued operations	(0.4)	(2.3)
Net change in cash and cash equivalents	$2.5	$0.5

We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs.  Based on our ability to secure such financing to date, availability under our current revolving line of credit, the possibility of additional subordinated indebtedness provided by certain shareholders, and anticipated cash flow from operations, management believes that for the foreseeable future we should be able to sufficiently fund our future working capital needs.  There can be no assurance, however, should we experience future liquidity issues, that such financial support will be available.

Cash and cash equivalents at June 30, 2002 were $1.5 million as compared to $1.1 million at December 31, 2001, and working capital totaled $3.7 million and $14.4 million over the same periods.  Availability under our revolving line of credit was $16.2 million at June 30, 2002.  See “Credit Agreement” below.

Cash provided by operating activities was approximately $10.8 million for the six months ended June 30, 2002, as compared to $25.3 million for the same period in 2001.  The decline in cash provided by operating activities is primarily attributable to reduced operating income during the first six months of 2002.  The six months ended June 30, 2001 also reflect the net effects of improved management of our accounts receivable and the related reduction in the outstanding balance of our accounts payable during that period, improvements we have sustained during the first six months of 2002.

Cash provided by investing activities during the first six months of 2002 was $8.4 million, as compared to cash used of $4.7 million during the comparable prior year period.  The change year over year reflects the $10.8 million in cash proceeds from the sale of E&L, our marketing research division, in the second quarter of 2002, partially offset by capital expenditures.  Capital expenditures continued to consist primarily of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations.

Cash used in financing activities during the period ended June 30, 2002 totaled $16.4 million and consisted of payments of approximately $13.8 million made to reduce the outstanding balance on our revolving line of credit, and $2.6 million made on capital lease obligations.  As of June 30, 2002, the Company had completely paid down the then outstanding balance under our revolving line of credit.

Contractual obligations and commitments.  The Company has entered into agreements with telephone long distance carriers which currently range 22 months to 36 months, and which provide for annual minimum usage requirements.  The remaining obligation under these agreements was $40.4 million at June 30, 2002 and $47.0 million at December 31, 2001.  With regards to the largest such agreement, and in accordance with its terms, at June 30, 2002, the Company was in negotiations with the carrier to modify the terms of the agreement which will likely result in a reduced commitment, extended length, or both.  At current usage levels, the Company would likely not fulfill the usage requirements under the existing agreement.  During the second quarter, the Company completed negotiations with another of its telecommunications carriers to cancel the remaining minimum usage requirements under the then existing agreement.  In exchange, the Company entered into a new reduced usage commitment with this carrier under which the Company is committed to usage of $2.2 million over a 36-month period.  This amount is included in the total remaining obligation reported at June 30, 2002.

On June 30, 2002, the Company had outstanding an irrevocable letter of credit expiring June 1, 2003, of approximately $0.2 million.  The letter will automatically extend for one year from the expiration date unless the Company notifies the issuer not to renew.  The letter is being maintained as security for the self-insured portion of the Company’s workers’ compensation insurance program.  The agreement provides for quarterly increases of $0.2 million through March 1, 2003 to an aggregate total of $1.0 million.

On June 30, 2002, the Company had outstanding an irrevocable letter of credit expiring May 9, 2003, of approximately $0.4 million.  The letter will automatically extend for one year from the expiration date unless the Company notifies the issuer not to renew.  The letter is being maintained to support licensing requirements related to certain contractual obligations entered into by the Company.

Credit Agreement.  On December 10, 1999, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of Nova Scotia and Credit Suisse First Boston, thereby curing all outstanding defaults through December 31, 1999. Borrowings under the revolving line of credit bear interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate (“LIBOR”) at the Company’s election. The margin above the applicable prime rate or LIBOR had been determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. Interest payments are due quarterly.  The Credit Agreement matures June 30, 2003.

As a condition of obtaining the lender’s consent on the sale of the collateralized assets of Elrick and Lavidge on April 12, 2002, the Company agreed to reduce the size of the revolving commitment under the Credit Agreement to $35.0 million from $49.0 million.  Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement.  The weighted–average interest rate on the outstanding balance of $13.8 million at December 31, 2001 was 4.2%.  At June 30, 2002 there was no balance outstanding on the revolving line of credit.

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

Revenue Recognition.  Customer solutions revenues earned under contracts based on time incurred and/or on transactions handled are recognized when the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer.

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

GENERAL

Growth Strategies.  We primarily compete in the segment of the CRM market that provides progressive companies with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone).  The CRM industry is very competitive and is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis.  The Company also offers a suite of web-enabled customer care capabilities that have transformed a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet.  The transformation of additional workstations into web-enabled stations will require capital expenditures and may require additional borrowing, including utilizing funds available under the existing Credit Agreement.

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

SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.  The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company implemented SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired.  In connection with the adoption of SFAS 142, the Company completed the first step of the goodwill impairment test during the quarter ended June 30, 2002.  Based on the results of this step, the Company believes that goodwill of $43.4 million reported on the accompanying consolidated balance sheets may be significantly, if not fully impaired.  The second step of the goodwill impairment test to determine the amount of impairment to be recognized has been initiated and will be completed prior to year-end.

In August 2001 the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business” (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented SFAS 144 on January 1, 2002.  The adoption of SFAS 144 did not have a material impact on the Company’s results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates inconsistencies between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management has not yet determined the effect SFAS No. 145 will have on its financial position, if any.

On June 28, 2002, the FASB voted in favor of issuing SFAS 146,  “Accounting for Exit or Disposal Activities”.  SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force  (EITF) has set forth in the EITF Issue No. 94-3,  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and  (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on results of operations and financial position.

RECENT DEVELOPMENTS

On June 20, 2002, the Company announced that Patrick W. Gross had been named to the Board of Directors of Aegis and would assume the role of Chairman of the Board effective August 8, 2002, the date of the next regularly scheduled Board meeting. On such date, Mr. Gross succeeded as Chairman, John R. Birk, who earlier in the year had advised the Board of his desire to transition his role to a successor.

At the Company’s regularly scheduled Board of Directors meeting held August 8, 2002, Mr. Christopher M. Temple was named to the Board of Directors replacing Dr. Paul G. Stern, who resigned effective August 8, 2002.  Dr. Stern had served on the Company’s Board of Directors since July 1998, and had served as Co-Chairman from that date until May 1999.  Both Mr. Temple and Dr. Stern are associated with Thayer Equity Investors, a significant investor in the Company.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three and six months ended June 30, 2002, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 1, 2002, at which time the shareholders were asked to consider and vote on the election of members to our Board of Directors.  As disclosed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, all of the nominees included on management’s slate were elected by the requisite vote for terms expiring in 2003, or until their successors are duly elected.

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

10.1

Third Amendment, Consent and Release dated April 11, 2002 to the Amended and Restated Credit Agreement  (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q Quarterly Report for the period ended March 31, 2002).

(B)	Reports on Form 8-K

On April 15, 2002, we filed a current report on Form 8-K reporting under Item 5. - “Other Events,” that on April 12, 2002, Aegis issued a press release announcing that it had completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc. The Company believes the sale does not constitute a significant disposition of its assets.

On July 2, 2002, we filed a current report on Form 8-K reporting under Item 4. – “Changes in the Registrant’s Certifying Accountant,” that on June 28, 2002, Aegis Communications Group, Inc. (the “Company”) dismissed Arthur Andersen LLP (“Arthur Andersen”) as its independent public accountant.  The decision to dismiss Arthur Andersen was recommended by the Audit Committee of the Company’s Board of Directors and approved by the Company’s Board of Directors.  Upon the dismissal of Arthur Andersen on June 28, 2002, the Company engaged BDO Seidman, LLP (“BDO”) to serve as the Company’s independent public accountant for the Company’s 2002 fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated: August 14, 2002	By:	/s/ Michael J. Graham
Michael J. Graham
Executive Vice President – Corporate Development And Chief Financial Officer

EXHIBITS INDEX

Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2001).

4.1	Specimen of Share Certificate of Company’s Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company’s Form 10-K Annual Report for the year ended June 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999)

10.1

Third Amendment, Consent and Release dated April 11, 2002, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q Quarterly Report for the period ended March 31, 2002).