Form 10-Q
period 2002-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 2002-11-14
CIK 778426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on November 14, 2002

COMMON STOCK $.01 PAR VALUE	52,171,168

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2001	September 30, 2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,080	$1,093
Accounts receivable - trade, less allowance for doubtful accounts of $512 and $791, respectively	32,693	19,379
Current deferred tax assets	1,032	—
Prepaid expenses and other current assets	2,182	1,426
Net current assets of discontinued operations	4,884	—
Total current assets	41,871	21,898

Property and equipment, net of accumulated depreciation of $54,364 and $63,608 respectively	34,698	30,258

Costs in excess of net assets acquired, net of accumulated amortization of $10,216	43,448	—

Deferred tax assets	8,746	—

Deferred financing costs, net of accumulated amortization of $2,085 and $2,444, respectively	746	386

Other assets	128	28

Net long-term assets of discontinued operations	887	—
	$130,524	$52,570

The accompanying notes are an integral part of these financial statements.

	December 31, 2001	September 30, 2002
		(unaudited)
Liabilities & Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of capital leases	$3,287	$1,505
Accounts payable	3,265	2,817
Accrued compensation expense and related liabilities	4,474	2,017
Accrued interest expense	281	155
Other current liabilities	12,968	10,212
Net current liabilities of discontinued operations	3,186	98
Total current liabilities	27,461	16,804

Revolving line of credit	13,800	5,000

Capital lease obligations, net of current portions	2,655	2,178

Subordinated indebtedness due to affiliates	12,371	13,522

Commitments and contingencies

Redeemable convertible preferred stock 46,750, 9.626% cumulative Series F shares issued and outstanding in 2001 and 2002	51,816	56,009

Shareholders’ equity (deficit):
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2001 and 2002; 111,702 and 124,708 convertible 15% cumulative Series D shares issued and outstanding in 2001 and 2002, respectively; 63,608 and 71,014 convertible 15% cumulative Series E shares issued and outstanding in 2001 and 2002, respectively	2	2

Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued and outstanding in 2001 and 2002	526	526

Additional paid-in capital	81,539	77,335

Treasury shares; at cost, 475,600 held in 2001 and 2002	(1,199)	(1,199)

Retained deficit	(58,447)	(117,607)
Total shareholders’ equity (deficit)	22,421	(40,943)
	$130,524	$52,570

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Revenues	$50,045	$29,049	$164,753	$102,565
Operating Costs:
Cost of services	33,718	20,389	108,470	69,975
Selling, general and administrative expenses	14,933	10,229	42,917	34,146
Depreciation and amortization	3,561	3,297	10,230	9,627
Acquisition goodwill amortization	594	—	1,783	—
Restructuring charges	—	—	—	900
Total operating expenses	52,806	33,915	163,400	114,648
Operating income (loss)	(2,761)	(4,866)	1,353	(12,083)
Interest expense, net	629	303	2,497	889
Non-cash interest expense	352	400	1,010	1,151
Loss from continuing operations before income taxes	(3,742)	(5,569)	(2,154)	(14,123)
Current taxes	(1,097)	—	—	—
Deferred taxes	—	—	—	9,778
Net loss from continuing operations	(2,645)	(5,569)	(2,154)	(23,901)

Discontinued operations:
Loss from operations of discontinued segment, net of taxes	(16)	—	(546)	(94)

Estimated gain on disposal of business segment, net of taxes	—	—	—	8,283
Loss before cumulative effect of change in accounting principle	(2,661)	(5,569)	(2,700)	(15,712)

Cumulative effect of change in accounting for goodwill impairment, net of taxes	—	—	—	(43,448)
Net loss	(2,661)	(5,569)	(2,700)	(59,160)

Preferred stock dividends	1,936	2,170	5,575	6,246
Net loss available to common shareholders	$(4,597)	$(7,739)	$(8,275)	$(65,406)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.09)	$(0.15)	$(0.15)	$(0.58)
Discontinued operations	—	—	(0.01)	0.16
Cumulative effect of change in accounting principle	—	—	—	(0.83)
Net loss applicable to common shareholders	(0.09)	(0.15)	(0.16)	(1.25)

Weighted average shares of common stock outstanding:
Basic	52,171	52,171	52,171	52,171
Diluted	52,171	52,171	52,171	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2001	2002
OPERATING ACTIVITIES
Net loss	$(2,700)	$(59,160)
Less: Loss from discontinued segment	546	94
Gain on disposal of business segment	—	(8,283)
Cumulative effect of accounting change	—	43,448
Loss from continuing operations	(2,154)	(23,901)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,230	9,627
Acquistion goodwill amortization	1,783	—
Accumulated depreciation related to disposed assets	—	(23)
Non-cash interest expense	1,010	1,151
Deferred taxes	—	9,778
Changes in operating assets and liabilities:
Accounts receivable	23,863	14,316
Prepaid and other current assets	1,106	756
Other assets	—	100
Accounts payable and other accrued liabilities	(8,613)	(3,029)
Other current liabilities	(1,384)	(2,766)
Net cash provided by operating activities from continuing operations	25,841	6,009

INVESTING ACTIVITIES
Capital expenditures	(6,414)	(3,832)
Disposal of fixed assets	—	23
Proceeds from the sale of business segment	—	12,371
Net cash provided by (used in) investing activities from continuing operations	(6,414)	8,562

FINANCING ACTIVITIES
Repayments on revolving line of credit	(17,700)	(8,800)
Payments on capital lease obligations	(1,775)	(3,255)
Net cash used in financing activities from continuing operations	(19,475)	(12,055)
Net cash provided by (used in) continuing operations	(48)	2,516
Net cash used in discontinued operations	(362)	(2,503)
Net increase (decrease) in cash and cash equivalents	(410)	13
Cash and cash equivalents at beginning of period	1,201	1,080
Cash and cash equivalents at end of period	$791	$1,093

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$5,565	$6,235
Non-cash proceeds from sale of discontinued segment	$—	$1,002
Equipment acquired under capital lease obligations	$4,107	$996
Supplemental information for cash paid during the period for:
Interest	$2,906	$1,046

The accompanying notes are an integral part of these financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data and where noted)

1.              SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the “Company”) for the three and nine months ended September 30, 2001 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the condensed consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and nothing has changed with respect to these policies.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.  Certain prior period balances have been reclassified to conform to the 2002 presentation.

2.              PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 205,088 and 225,500 shares as of December 31, 2001 and September 30, 2002, respectively, through its Series B, D and E Preferred Stock.  Additionally, the Company has issued and outstanding 46,750 shares of Series F Preferred Stock at December 31, 2001 and September 30, 2002.

Series B Preferred Stock

At December 31, 2001 and September 30, 2002, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. Accrued dividends payable were $167 at December 31, 2001 and $178 at September 30, 2002.

Series D & E Preferred Stock

At December 31, 2001 and September 30, 2002, 111,702 and 124,708 shares, respectively, of Series D Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares are convertible into Company Common Stock at $2.00 per share.  At December 31, 2001 and September 30, 2002, 63,608 and 71,014 shares, respectively, of Series E Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.

Series F Preferred Stock

At December 31, 2001 and September 30, 2002, 46,750 shares of Series F Preferred Stock were issued and outstanding. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of the Company, except for the Company’s Series B Preferred Stock, at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock, to the extent that dividends have not been paid, are added to the investment value of such shares. The Series F Preferred Stock are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock. The Series F Preferred Stock have a liquidation preference equal to the investment value of such shares, currently $1,306 per share, which liquidation preference is subordinate to the liquidation preference of the Series B Preferred Stock.

For the nine months ended September 30, 2002, accrued dividends totaling $2,041 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $4,194 on the Series F Preferred Stock were added to the investment value of such shares.  An annual dividend of $0.36 per share on 29,778 outstanding shares of Series B Preferred Stock was also accrued.  In the comparable prior year period, accrued dividends totaling $1,759 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $3,806 on the Series F Preferred shares were added to the investment value of such shares.  An annual dividend of $0.36 per share on 29,778 outstanding shares of Series B Preferred Stock was also accrued.

3.              EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and convertible preferred stock. Options, warrants, convertible debt and convertible preferred stock were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2001 and 2002 because the effect would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(in thousands)

Basic weighted average shares outstanding for the periods indicated were as follows:

Basic
Weighted average common shares issued	52,647	52,647	52,647	52,647
Weighted average treasury shares	(476)	(476)	(476)	(476)

Shares used in Basic EPS calculation	52,171	52,171	52,171	52,171

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:

Shares issuable under option agreements	9,665	8,426	9,665	8,426
Shares issuable under warrant agreements	2,756	2,756	2,756	2,756
Shares issuable upon conversion of preferred stock	63,970	71,223	63,970	71,223
Shares issuable upon conversion of convertible debt	6,657	7,504	6,657	7,504

4.     GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In June 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  SFAS 141 and SFAS 142 are effective for all business combinations completed after September 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.

The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company implemented SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired. In connection with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test during the quarter ended September 30, 2002.  A third party engaged by the Company performed the valuation.  As a result of the performance of the impairment test, the Company concluded that goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43,448.  The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142.  The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

Transitional Disclosures

Net loss available to common shareholders and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the three and nine months ended September 30, 2001 and 2002 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
	(Dollars in thousands)

Net loss available to common shareholders	$(4,597)	$(7,739)	$(8,275)	$(65,406)
Add back: Amortization of costs in excess of net assets acquired	594	—	1,783	—

Adjusted net loss available to common shareholders	$(4,003)	$(7,739)	$(6,492)	$(65,406)

Basic and diluted earnings per share:
Net loss available to common shareholders	(0.09)	(0.15)	(0.16)	(1.25)
Amortization of costs in excess of net assets acquired	0.01	—	0.03	—

Adjusted net loss available to common shareholders	(0.08)	(0.15)	(0.13)	(1.25)

Acquisitions

The Company made no acquisitions during the three and nine months ended September 30, 2001 and 2002.

Intangible Assets Not Subject To Amortization

The carrying value of the Company’s costs in excess of net assets acquired is as follows:

	December 31, 2001	September 30, 2002

Costs in excess of net assets acquired net of accumulated amortization of $10,216	$43,448	$—

5.     OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001,  the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business,” (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented SFAS 144 on January 1, 2002.  The adoption of SFAS 144 did not have a material impact on the Company’s results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates inconsistencies between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management has not yet determined the effect SFAS No. 145 will have, if any, on its results of operations or financial position.

On June 28, 2002, the FASB voted in favor of issuing SFAS 146,  “Accounting for Exit or Disposal Activities”.  SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force  (EITF) has set forth in the EITF Issue No. 94-3,  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and  (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS 146 will be effective for financial  statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the effect SFAS 146 will have, if any, on its results of operations and financial position.

6.     COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements with telephone long distance carriers which currently range from 19 months to 32 months, and which provide for annual minimum usage requirements.  The remaining obligation under these agreements was $38,348 at September 30, 2002 and $47,000 at December 31, 2001.  With regard to the largest such agreement, and in accordance with its terms, at September 30, 2002, the Company was in negotiations with the carrier to modify the terms of the agreement, which will likely result in a reduced commitment, extended length, or both. Under the existing agreement, at current usage levels, the Company would likely not fulfill the usage requirements under the agreement.  During the second quarter of 2002, the Company completed negotiations with another of its telecommunications carriers to cancel the remaining minimum usage requirements under the then existing agreement.  In exchange, the Company entered into a new reduced usage commitment with this carrier under which the Company is committed to usage of $2,160 over a 36-month period.  This amount is included in the total remaining obligation reported above at September 30, 2002.

On September 30, 2002, the Company had outstanding an irrevocable letter of credit expiring June 1, 2003 of approximately $493.  The letter will automatically extend for one year from the expiration date unless the Company notifies the issuer not to renew.  The letter is being maintained as security for the Company’s self-insured portion of its workers’ compensation insurance program.  The agreement provides for quarterly increases of $246 through March 1, 2003 to an aggregate total of $985.

On September 30, 2002, the Company had outstanding an irrevocable letter of credit expiring May 9, 2003, of approximately $400.  The letter will automatically extend for one year from the expiration date unless the Company notifies the issuer not to renew.  The letter is being maintained to support licensing requirements related to certain contractual obligations entered into by the Company.

7.              RESTRUCTURING CHARGES

The Company recorded $900 in restructuring charges in the quarter ended June 30, 2002, related to the closing of one of its U.S. call center facilities.  Included in the restructuring charges was $750 in non-cancelable lease costs that includes a future payment of an early lease buyout as provided in the lease.  The remainder of the charges related primarily to the removal from operations and / or disposal of certain leasehold improvements, equipment, furniture and fixtures.  No additional restructuring charges were incurred during the quarter ended September 30, 2002.

8.     INCOME TAXES

The Company has historically generated net operating losses for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2021.  Management regularly evaluates the realizability of the Company’s deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset will not be realized in the near future.  As a result, the Company increased its valuation allowance approximately $9,778, representing the amount of the deferred tax asset for which a valuation allowance previously had not been established, thereby reducing the carrying amount of the deferred tax asset to zero.   The Company has not provided an income tax benefit to the operating losses incurred during the first, second and third quarters of 2002 as such benefit would exceed the projected realizable deferred tax asset.

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

Initial cash proceeds from the sale were $12,200, adjusted for certain purchase price adjustments, the calculations for which are not yet final, and are under review by the buyer and the Company as of the date of these unaudited consolidated financial statements.  The purchase price adjustment is estimated at approximately $1,173 resulting in total estimated proceeds on the disposition of $13,373. Of the total proceeds, $625 remains in escrow and $377 represents trade accounts receivable.  These amounts are included in the Company’s accounts receivable balance at September 30, 2002.  The assets sold consisted primarily of third party accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory client contracts.  In the quarter ended June 30, 2002, the Company recognized a gain on disposal of the segment of $8,283, including expenses associated with the sale of $1,552.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the three months ended September 30, 2001 were $6,272.   For the nine months ended September 30, 2001 and 2002, revenues reported in discontinued operations were $16,652, and $6,153, respectively.  For the three and nine months ended September 30, 2002, no income tax benefit or expense was attributed to the income or loss from operations of the discontinued segment or to the gain on the sale of the segment, as the Company ceased recording the tax benefits of its operating losses as such benefits would exceed the projected realizable deferred tax asset.   For the three months ended September 30, 2001, operating loss from discontinued operations of $16 is reported net of tax expense of $328.  There is no tax effect on operating loss of $546 for the nine months ended September 30, 2001.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs:
Cost of services	67.4%	70.2%	65.8%	68.2%
Selling, general and administrative expenses	29.8%	35.2%	26.0%	33.3%
Depreciation and amortization	7.1%	11.3%	6.2%	9.4%
Acquisition goodwill amortization	1.2%	—	1.1%	—
Restructuring charges	—	—	—	0.9%
Total operating expenses	105.5%	116.7%	99.1%	111.8%
Operating income (loss)	(5.5)%	(16.7)%	0.9%	(11.8)%
Interest expense, net	1.3%	1.0%	1.5%	0.9%
Non-cash interest expense	0.7%	1.4%	0.6%	1.1%
Loss from continuing operations before income taxes	(7.5)%	(19.1)%	(1.2)%	(13.8)%
Current taxes	(2.2)%	—	—	—
Deferred taxes	—	—	—	9.5%
Net loss from continuing operations	(5.3)%	(19.1)%	(1.2)%	(23.3)%
Discontinued operations:
Loss from operations of discontinued segment, net of taxes	—	—	(0.3)%	(0.1% )

Estimated gain on disposal of business segment, net of taxes	—	—	—	8.1%
Loss before cumulative effect of change in accounting principle	(5.3)%	(19.1)%	(1.5)%	(15.3)%

Cumulative effect of change for accounting for goodwill impairment, net of taxes	—	—	—	(42.4)%
Net loss	(5.3)%	(19.1)%	(1.5)%	(57.7)%

Preferred stock dividends	3.9%	7.5%	3.4%	6.1%
Net loss available to common shareholders	(9.2)%	(26.6)%	(4.9)%	(63.8)%

We experienced a net loss available to common shareholders of $7.7 million, or 26.6% of revenues, for the quarter ended September 30, 2002.  During the prior year comparable quarter, we incurred a net loss available to common shareholders of approximately $4.6 million, or 9.2% of revenues.  For the nine months ended September 30, 2002, we generated a net loss available to common shareholders of $65.4 million as compared to $8.3 million for the nine months ended September 30, 2001.  Excluding net income from discontinued operations, we incurred a net loss from continuing operations of $5.6 million for the three months ended September 30, 2002 as compared to a net loss from continuing operations of $2.6 million for the year earlier comparable period.  For the nine months ended September 30, 2002, excluding net income from discontinued operations, a gain on sale of the related assets, and the cumulative effect of a change in accounting for goodwill, we incurred a net loss from continuing operations of $23.9 million for the nine months ended September 30, 2002 as compared to a net loss from continuing operations of $2.2 million for nine months ended September 30, 2001.

Revenues.  Total revenues generated during the quarter ended September 30, 2002 were $29.0 million as compared to $50.0 million in the third quarter of 2001, a decrease of $21.0 million, or 42.0%.  The decline in revenue is primarily attributable to dampened transaction volumes from our telecommunication and financial services clients, which remain substantially below prior year levels.  For the nine months ended September 30, 2002, revenues were $102.6 million, 37.7% less than the $164.8 million of revenues we generated in the prior year comparable period.

Revenue Mix.  Together, inbound customer relationship management (“CRM”) and non-voice & other revenues represented 82.7% of our revenues in the third quarter of 2002 versus 77.5% in the third quarter of 2001.  Outbound CRM revenues accounted for 17.3% of total revenues for the three months ended September 30, 2002 as compared to 22.5% in the comparable prior year period.  Inbound CRM and non-voice & other revenues for the nine months ended September 30, 2002 were 80.6% of total revenues versus 74.6% for the first nine months of 2001.  Outbound CRM revenues accounted for 19.4% of total revenues for the nine months ended September 30, 2002 as compared to 25.4% in the comparable prior year period.  For the three and nine months ended September 30, 2001 and 2002, the mix of revenues was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2001	%	2002	%	2001	%	2002	%
	(Dollars in millions)				(Dollars in millions)
Inbound CRM	$32.8	65.6%	$18.5	63.9%	$108.4	65.8%	$63.0	61.4%
Outbound CRM	11.2	22.5%	5.0	17.3%	41.9	25.4%	19.9	19.4%
Non-Voice & Other	6.0	11.9%	5.5	18.8%	14.5	8.8%	19.7	19.2%
Total revenues	$50.0	100.0%	$29.0	100.0%	$164.8	100.0%	$102.6	100.0%

Revenue Concentration.  We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business.   For the three months ended September 30, 2002, our three largest customers together accounted for approximately 58.6% of our revenues.  Individual revenue concentrations for these three customers is shown below:

		Three Months ended September 30,				Nine Months ended September 30,
		2001	%	2002	%	2001	%	2002	%
		(Dollars in millions)				(Dollars in millions)
Client	Industry Segment
Client A	Telecommunications	$10.9	21.8%	$7.5	25.9%	$23.0	14.1%	$28.9	28.2%
Client B	Telecommunications	14.9	29.8%	5.9	20.4%	58.8	35.7%	22.9	22.4%
Client C	Financial Services	8.1	16.3%	3.6	12.3%	27.6	16.8%	13.9	13.5%
	Total	$33.9	67.9%	$17.0	58.6%	$109.4	66.6%	$65.7	64.1%

Our revenues are also concentrated within the telecommunications industry segment.  In total, for the three and nine months ended September 30, 2002, approximately 54.5%  and 58.5%, respectively, of our revenues were derived from customers in the telecommunications market, an industry that has been under significant economic pressures throughout 2002.  The combination of a concentration and emphasis on the telecommunications industry, which is undergoing financial stress, creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.  At September 30, 2002, $8.5 million, or 43.6% of our net trade accounts receivable balance were concentrated in the telecommunications industry, as compared to $15.2 million, or 46.5% at December 31, 2001.    At September 30, 2002, only 1.9% of our telecommunications related accounts receivable were over 60 days past due.

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

Cost of Services.  Cost of services vary substantially with changes in revenue.  For the quarter ended September 30, 2002, cost of services decreased by approximately $13.3 million, or 39.5%, to $20.4 million versus the quarter ended September 30, 2001.  Cost of services incurred during the third quarter of 2002 reflect the benefit of a $1.4 million reversal of a contingency associated with the annual minimum usage requirements under one of our telecommunications contracts. We are currently in discussions with this telecommunications carrier, and it is no longer probable that this liability will be realized.  The incurrence of costs associated with this usage requirement is now considered unlikely.  Cost of services as a percentage of revenues for the quarter ended September 30, 2002 increased slightly to 70.2%, from 67.4% during the comparable prior year period.  For the nine months ended September 30, 2002 cost of services dropped $38.5 million to $70.0 million compared to the first nine months of 2001.  As a percentage of sales, cost of services increased over the same period, from 65.8% to 68.2%.  As a percentage of sales, costs of services rose slightly over the three and nine-months ended September 30, 2002, due to the fixed nature of certain service related costs associated with the operation of our call centers.

Selling, General and Administrative.  Selling, general and administrative expenses, which include certain payroll costs, employee benefits, rent expense and maintenance charges, among other expenses, were reduced 31.5% to $10.2 million in the quarter ended September 30, 2002 versus $14.9 million the prior year quarter.  As a percentage of revenue, selling, general and administrative expenses for the quarter ended September 30, 2002 were 35.2% as compared to 29.8% for the prior year period.  For the nine months ended September 30, 2002, selling, general and administrative expenses were $34.1 million or 33.3% of revenues versus $42.9 million or 26.0% of revenues for the nine months ended September 30, 2001.  The reduction in selling, general and administrative expenses over the three and nine months ended September 30, 2002 is primarily attributable to reduced labor, utilities and other overhead costs achieved as part of our on-going cost reduction efforts.

Depreciation and Amortization.  Depreciation and amortization expenses, excluding acquisition goodwill amortization, decreased $0.3 million, or 7.4% in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. As a percentage of revenue, depreciation and amortization expenses were 11.3% in the quarter ended September 30, 2002 versus 7.1% in the quarter ended September 30, 2001.  For the nine months ended September 30, 2002 and September 30, 2001 depreciation and amortization expenses were $9.6 million or 9.4% of revenues and $10.2 million or 6.2% of revenues, respectively.  The decrease in depreciation expense over the three and nine-month periods is the result of the effect of certain switch related assets becoming fully depreciated at the beginning of 2002, partially offset by depreciation expense incurred on newly acquired assets during 2002.

Under Financial Accounting Standards Board Statement No. 142 concerning new accounting rules related to goodwill arising in a business combination, beginning January 1, 2002, we no longer amortize goodwill resulting from acquisitions.   Acquisition goodwill amortization of approximately $0.6 million or $0.01 per share and $1.8 million or $0.03 per share was taken in the three months and nine months ended September 30, 2001, respectively.  See “New Accounting Pronouncements” below.

Restructuring Charges.  We recorded $0.9 million in restructuring charges in the second quarter of 2002, related to the closing of one of our U.S. call centers.  Included in the restructuring charges was $0.8 million in non-cancelable lease costs, including costs associated with the future payment of an early buy-out, as provided in the lease.  The remainder of the charges related primarily to the removal from operations and or disposal of certain leasehold improvements, equipment, furniture and fixtures.  No additional restructuring charges were incurred during the quarter ended September 30, 2002.

Interest Expense, net.  Net interest expense decreased $0.3 million, or 51.8%, in the third quarter of 2002 versus the three-months ended September 30, 2001.  Net interest expense for the nine months ended September 30, 2002 was $0.9 million or 0.9% of revenues as compared to $2.5 million or 1.5% of revenues for the comparable prior year period.  The significant decrease in interest expense is due primarily to reduced borrowings on our revolving line of credit.  The outstanding balance on the revolving line of credit at September 30, 2002 was $5.0 million, as compared to $27.3 million at the end of the comparable prior year period.

Non-cash Interest Expense.  Non-cash interest expense remained at $0.4 million in the quarter ended September 30, 2002, substantially equal to the quarter ended September 30, 2001.  For the nine months ended September 30, 2002 and 2001, non-cash interest expense was $1.2 million and $1.0 million, respectively.  Non-cash interest expense represents interest expense incurred on two subordinated notes.  On the larger of the two notes, the unpaid interest is added to the principal balance of the note monthly, accounting for the increase in non-cash interest expense period over period.

Income Tax Provision.  Our statutory state and federal income tax rate for the three and nine months ended September 30, 2002 and 2001 was approximately 40%.  Our effective tax rate on the reported taxable loss differs from the statutory rate due primarily to timing differences, and the non-deductibility, for tax purposes, of our acquisition goodwill amortization expense in 2001.

We have historically generated net operating losses for income tax purposes.  In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2021.  Management regularly evaluates the realizability of our deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset will not be realized in the near future.  As a result, at June 30, 2002, we increased our valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established, thereby reducing the carrying amount of the deferred tax asset to zero ($16.5 million less a valuation allowance of $16.5 million).  We have not provided an income tax benefit to the operating loss incurred during the first, second and third quarters of 2002, as such benefit would exceed the projected realizable deferred tax asset.

Income (Loss) from Discontinued Operations.  On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc.    Initial cash proceeds from the sale were $12.2 million adjusted for certain purchase price adjustments, which are not yet final, and which we and the buyer have under review, as of the date of these consolidated financial statements.  The purchase price adjustment is estimated at approximately $1.2 million resulting in total estimated proceeds on the disposal of $13.4 million. Of the total proceeds, $0.6 million remains in escrow and $0.4 million represents trade accounts receivable.  These amounts are included in our accounts receivable balance at September 30, 2002.  The assets sold consisted primarily of accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory contracts.  We recognized a gain on disposal of the segment of  $8.3 million in the quarter ended June 30, 2002.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the three months ended September 30, 2001 were $6.3 million.  Revenues reported in discontinued operations for the nine months ended September 30, 2001 were $16.7 million, and were $6.2 million for the nine months ended September 30, 2002.

Cumulative Effect of Change in Accounting Principle.  In connection with the adoption of SFAS 142, we completed the transitional goodwill impairment test during the quarter ended September 30, 2002.  A third party whom we engaged performed the valuation.  As a result of the performance of the impairment test, we concluded that goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43.4 million.  The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142.  The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

Preferred Dividends.  Preferred dividends increased to approximately $2.2 million for the quarter ended September 30, 2002 from $1.9 million in the comparable prior year period. For the nine months ended September 30, 2002 and 2001 preferred dividends were $6.2 million and $5.6 million, respectively. For the three and nine months ended September 30, 2002, dividends on the Series F Preferred Stock were not paid in cash, but were added to the investment value of such shares.  Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively.

FINANCIAL CONDITION

Liquidity and capital resources.  The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Nine months ended September 30,
	2001	2002
	(In thousands)

Net cash provided by operating activities	$25,841	$6,009
Net cash provided by (used in) investing activities	(6,414)	8,562
Net cash used in financing activities	(19,475)	(12,055)
Net cash used in discontinued operations	(362)	(2,503)
Net change in cash and cash equivalents	$(410)	$13

We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs.  Our banking agreement with lenders of our revolving line of credit expires in June 2003, and we have begun negotiations with various potential lenders to replace this line of credit at maturity.  Additionally, we have entered into negotiations with certain principal shareholders should bank negotiations be less successful than anticipated.  Based on our ability to secure such financing to date, availability under our current revolving line of credit, the possibility of seeking additional subordinated indebtedness provided by certain shareholders or extensions of maturity dates of this indebtedness, and anticipated cash flow from operations, management believes that these sources should be sufficient to fund our future working capital needs.  There can be no assurance, however, should we experience future liquidity issues or bank covenant noncompliance, that such financial support will be available.

Cash and cash equivalents were $1.1 million at December 31, 2001 and September 30, 2002.  Working capital totaled $5.1 million and $14.4 million over the same periods.  Availability under our revolving line of credit was $9.5 million at September 30, 2002.  See “Credit Agreement” below.

Cash provided by operating activities from continuing operations was approximately $6.0 million for the nine months ended September 30, 2002, as compared to $25.8 million for the same period in 2001.  The decline in cash provided by operating activities is primarily attributable to reduced operating income during the first nine months of 2002.  The nine months ended September 30, 2001 also reflect the net effects of improved management of our accounts receivable and the related reduction in the outstanding balance of our accounts payable during that period, improvements we have sustained during the first nine months of 2002.

Cash provided by investing activities from continuing operations during the first nine months of 2002 was $8.6 million, as compared to cash used of $6.4 million during the comparable prior year period.  The change year over year reflects the $12.4 million in cash proceeds from the sale of Elrick & Lavidge, our marketing research division, partially offset by capital expenditures.  Capital expenditures continued to consist primarily of new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations.

Cash used in financing activities during the period ended September 30, 2002 totaled $12.1 million and consisted of payments of approximately $8.8 million made to reduce the outstanding balance on our revolving line of credit, and $3.3 million made on capital lease obligations.   Cash used in financing activities during the nine months ended September 30, 2001 totaled $19.5 million, and was comprised primarily of pay downs of our revolving line of credit which was reduced from $45.0 million at December 31, 2000 to $27.3 million at September 30, 2002.  As of September 30, 2002, the outstanding balance under our revolving line of credit was $5.0 million.

Credit Agreement.  On December 10, 1999, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of Nova Scotia and Credit Suisse First Boston, thereby curing all outstanding defaults through December 31, 1999. Borrowings under the revolving line of credit bear interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate (“LIBOR”) at our election. The margin above the applicable prime rate or LIBOR had been determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. Interest payments are due quarterly.  The Credit Agreement matures June 30, 2003.

As a condition of obtaining the lender’s consent on the sale of the collateralized assets of Elrick and Lavidge on April 12, 2002, we agreed to reduce the size of the revolving commitment under the Credit Agreement to $35.0 million from $49.0 million.  During the quarter ended September 30, 2002,we reduced the size of the revolving commitment from $35.0 million to $30.0 million, as we did not need the incremental availability.  Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement.  The weighted–average interest rate on the outstanding balance of $13.8 million at December 31, 2001 was 4.2%.  At September 30, 2002 the weighted–average interest rate on the outstanding balance of $5.0 million was 4.8%.

Contractual obligations and commitments.  We have entered into agreements with telephone long distance carriers which currently range from 19 months to 32 months, and which provide for annual minimum usage requirements.  The remaining obligation under these agreements was $38.3 million at September 30, 2002 and $47.0 million at December 31, 2001.  With regard to the largest such agreement, and in accordance with its terms, at September 30, 2002, we were in negotiations with the carrier to modify the terms of the agreement, which will likely result in a reduced commitment, extended length, or both. Under the existing agreement, at current usage levels, we would likely not fulfill the usage requirements under the agreement.  During the second quarter, we completed negotiations with another of our telecommunications carriers to cancel the remaining minimum usage requirements under the then existing agreement.  In exchange, we entered into a new reduced usage commitment with this carrier under which we are committed to usage of $2.2 million over a 36-month period.  This amount is included in the total remaining obligation reported above at September 30, 2002.

On September 30, 2002, we had outstanding an irrevocable letter of credit expiring June 1, 2003, of approximately $0.5 million.   The letter will automatically extend for one year from the expiration date unless we notify the issuer not to renew.  The letter is being maintained as security for the self-insured portion of our workers’ compensation insurance program.  The agreement provides for quarterly increases of $0.2 million through March 1, 2003 to an aggregate total of $1.0 million.

On September 30, 2002, we had outstanding an irrevocable letter of credit expiring May 9, 2003, of approximately $0.4 million.  The letter will automatically extend for one year from the expiration date unless we notify the issuer not to renew.  The letter is being maintained to support licensing requirements related to certain contractual obligations into which we have entered.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies as critical to our business and results of operations and they are listed below.  For further discussion of these and other significant accounting policies that we follow, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

GENERAL

Growth Strategies.  We primarily compete in the segment of the CRM market that provides progressive companies with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone).  The CRM industry is very competitive and is spread among many competitors including a large number of in-house organizations and numerous independent providers like Aegis.  We also offer a suite of web-enabled customer care capabilities that have transformed a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet.  The transformation of additional workstations into web-enabled stations will require capital expenditures and may require additional borrowing, including utilizing funds available under the existing Credit Agreement.

We also anticipate the continued implementation of our site strategy and center migration plan, which focuses on locating client service centers in areas, including locations outside of the United States, where we believe we can more effectively attract and retain employees and efficiently control front-line costs.  Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will have furniture, equipment and technological requirements consistent with our existing facilities.  Any additional client service centers will require capital expenditures and may require additional borrowing under the existing Credit Agreement.  In addition, expenses associated with establishing such centers may temporarily adversely affect operating income.  Additionally, management periodically evaluates strategic alternatives for maximizing the value of certain assets, including divestiture and expansion.  Opportunities to optimize our portfolio are regularly considered, and we seek to execute transactions that are beneficial to us.

Government Regulation.  The on-going efforts in a majority of states to further regulate the Teleservices industry may impact revenue and capital investments in the near term. The number of states with “Do Not Call” legislation has grown to 28, with legislation pending in many others in the 2003 sessions. The states with more recent legislation have levied costly registration and bonding requirements. The state of California set the tone regarding the next generation of controls with the requirement to meet minimal abandonment rates on outbound services. The Federal Communications Commissions and the Federal Trade Commission are both reviewing more restrictive guidelines as well. These activities may require investment in more sophisticated technology to manage outbound services.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impartment is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  SFAS 141 and SFAS 142 are effective for all business combinations completed after September 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.

The adoption of SFAS 141 did not have a material impact on our results of operations and financial position. We implemented SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired.  We and a third party engaged by us performed the valuation for the transitional goodwill impairment test during the quarter ended September 30, 2002, and as a result of the performance of the impairment test, we concluded that goodwill was impaired.  Accordingly, we recognized a goodwill impairment loss of $43,448.  The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142.  The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business” (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. We implemented SFAS 144 on January 1, 2002.  The adoption of SFAS 144 did not have a material impact on our results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates inconsistencies between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. We have not yet determined the effect SFAS No. 145 will have on our financial position, if any.

On June 28, 2002, the FASB voted in favor of issuing SFAS 146,  “Accounting for Exit or Disposal Activities”.  SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force  (EITF) has set forth in the EITF Issue No. 94-3,  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and  (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. We have not yet determined the impact of SFAS 146 on results of operations and financial position.

FORWARD LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are “forward-looking statements”.  Terms such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “predicts”, “may”, “should”, “will”, the negative thereof and similar expressions are intended to identify forward-looking statements.  Such statements are by nature subject to uncertainties and risks, including but not limited to: our reliance on certain major clients; unanticipated losses of or delays in implementation of client programs; higher than anticipated implementation costs associated with new client programs; the successful combination of revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions; competition and pricing; dependence on our labor force; reliance on technology; telephone and internet service dependence; and other operational, financial or legal risks or uncertainties detailed in our SEC filings from time to time. Should one or more of these uncertainties or risks materialize, actual results may differ materially from those described in the forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new expectations, conditions or circumstances, or otherwise.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three and nine months ended September 30, 2002, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.              CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President — Corporate Development and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President — Corporate Development and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company performed its evaluation.

PART II - OTHER INFORMATION

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company’s Form 10-K Annual Report for the year ended September 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999).

10.1	Letter from the Company dated September 10, 2002 to The Bank of Nova Scotia, administrative agent for the lenders under the Credit Agreement (filed herewith).

10.2	Letter agreement dated July 22, 2002 by the Company and Patrick W.Gross (filed herewith)

(B)	Reports on Form 8-K

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

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated: November 14, 2002	By:	/s/ Michael J. Graham
Michael J. Graham
Executive Vice President – Corporate Development And Chief Financial Officer

CERTIFICATIONS

I, Herman M. Schwarz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aegis Communications Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Herman M. Schwarz
Herman M. Schwarz
President & Chief Executive Officer

I, Michael J. Graham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aegis Communications Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Michael J. Graham
Michael J. Graham
Executive Vice President – Corporate Development And Chief Financial Officer

EXHIBITS INDEX

Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company’s Form 10-K Annual Report for the year ended September 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999)

10.1	Letter from the Company dated September 10, 2002 to The Bank of Nova Scotia, administrative agent for the lenders under the Credit Agreement (filed herewith).

10.2	Letter agreement dated July 22, 2002 by the Company and Patrick W. Gross (filed herewith).

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aegis Communications Group, Inc. (the “Company”) on Form 10-Q for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Herman M. Schwarz, President and Chief Executive Officer of the Company, certify, to the best of my knowledge and in my capacity as an officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)               The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)               The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company, as of the dates and for the periods expressed in the Report.

/s/ Herman M. Schwarz

Herman M. Schwarz
President and Chief Executive Officer
November 14, 2002

Note:  This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aegis Communications Group, Inc. (the “Company”) on Form 10-Q for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael J. Graham, Executive Vice President — Corporate Development and Chief Financial Officer of the Company, certify, to the best of my knowledge and in my capacity as an officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)               The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)               The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

/s/ Michael J. Graham

Michael J. Graham
Executive Vice President - Corporate Development and Chief Financial Officer
November 14, 2002

Note:  This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.