Form 10-K
period 2002-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2003-04-15
CIK 778426

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-14315

AEGIS COMMUNICATIONS GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	75-2050538 (IRS Employer Identification No.)
7880 Bent Branch Drive, Suite 150, Irving, Texas 75063 (Address of Principal Executive Offices, Zip Code)

        Registrant's telephone number, including area code: (972) 830-1800

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last day of the registrant's most recently completed second fiscal quarter was approximately $8.9 million.

        As of March 21, 2003, 52,646,768 shares of the registrant's Common Stock were outstanding, of which 475,600 were held in Treasury.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's 2003 Proxy Statement and Notice of Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

GENERAL

        Aegis Communications Group, Inc. is a leading provider of multi-channel customer relationship management, including database management, analytical services and market intelligence to progressive companies. Our customer relationship management, or CRM service offerings include: web-enabled and telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; client service center facilities management; order provisioning, which is the transferring of data into our clients' billing systems and customer records; upselling and cross-selling of products and services; and database management. Our web-enabled customer care capabilities include online customer-initiated call back, automated e-mail response, live web text chat, pushed content web sessions (in which we send, or "push", web pages to the customer from anywhere on the Internet), click-stream analysis, web self-service, fax/e-mail on demand and online management reporting. Our database service offerings include profiling and data overlay, segmentation, modeling, survey results analysis, financial analysis and customer lifecycle analysis.

        Aegis Communications Group, Inc. is a Delaware corporation originally organized in that state in 1985. Our trading symbol is "AGIS". Aegis Communications Group, Inc. was formerly known as ATC Communications Group, Inc., or ATC. On July 9, 1998 ATC completed the acquisition of IQI, Inc., a New York corporation, or IQI. Effective upon the merger, we formally changed the company name to Aegis Communications Group, Inc. Our headquarters are located at 7880 Bent Branch Drive, Suite 150, Irving, Texas 75063. Our telephone number is (972) 830-1800 and our web-site address is www.aegiscomgroup.com. Unless the context requires otherwise, references to Aegis Communications Group, Inc. in this report include our consolidated subsidiaries.

SERVICES AND STRATEGY

        Our objective is to become the premier high-quality, full service provider of outsourced CRM solutions to progressive companies seeking a high level of customer interaction. We believe that web-enabled services, inbound CRM services and non-voice support programs possess the greatest long-term growth potential in our industry and we are concentrating our efforts primarily on those areas. However, in order to fully meet our clients' needs we continue to offer outbound services. For the year ended December 31, 2002, approximately 81% of our revenues were generated by inbound CRM solutions and non-voice services and 19% from outbound CRM solutions. In comparison, for the year ended December 31, 2001, approximately 76% of our revenues were generated by inbound CRM solutions and non-voice services and 24% by outbound CRM solutions; and for the year ended December 31, 2000, approximately 69% of our revenues were generated by inbound CRM solutions and non-voice services and 31% by outbound CRM solutions.

        We develop and implement customized multi-channel contact programs designed to strengthen our clients' relationships with their customers while reducing or eliminating their costs to serve. Our CRM solutions consist of telephone-based marketing and customer service programs (teleservices) as well as web-based capabilities, which comprise handling a variety of customer contacts through our clients' Internet web-sites, and our phone-based customer service offerings.

        We design, manage and conduct telecommunications-based CRM programs scaled to the client's needs which feature live, knowledgeable customer service representatives, or CSRs, provided on an outsourced basis to corporations in a wide variety of industries.

        Inbound CRM solutions require answering incoming telephone calls or web-initiated queries and responding to customer service requests. To illustrate, when one of our client's customers requests an interaction (e.g., places a call to a toll-free "800" customer service number, sends an e-mail to our client, or initiates an online call back or text chat at a client's web-site) it is directed to one of our client service centers and answered by one of our trained CSRs. The CSR is able to handle the customer's inquiry because, in most instances, the customer's account information has been transferred, instantaneously, to the CSR's computer screen via our system's links to the client's customer database. At the end of the interaction, the customer's record is automatically updated in the client's database with any new information.

        Outbound CRM solutions involve making outgoing telephone calls, usually to market a client's products or to acquire new customers for the client. We do not engage in any form of outbound calling that uses computerized voice presentations or makes unsolicited financial requests, nor are we engaged in the "900" number business.

        Our operations are technology driven through our advanced data and communications systems, which permit real-time interface with our clients' host systems via the Internet or dedicated networks. We also provide a suite of web-enabled customer care capabilities that includes multi-channel capable workstations able to handle a variety of customer interactions, including those originating from the Internet. Through the web-enabled services, we can assist our clients by providing real-time, web-based data that tracks customers' interactions with a client's web-site, allows us to handle all aspects of responding to client e-mail from customers, provides a secure chat window to conduct one-on-one chat with client customers, initiates live voice conversations when a client customer clicks an icon on a client's web-site, and performs other functions.

        We endeavor to establish long-term relationships with clients that utilize telecommunications and/or the Internet as important, ongoing elements in their core CRM strategies. These arrangements usually require us to develop unique software systems for the client. By offering high quality, customized, flexible and fully-integrated customer contact management services designed to improve quality, productivity and effectiveness, we can enhance and add value to our clients' existing marketing and customer service programs.

OPERATIONS

        As of December 31, 2002, we operated or managed approximately 5,200 production workstations in 12 client service centers. A workstation includes a cubicle, personal computer with monitor and keyboard, a headset and an automatic call distributor console. All of our facilities are located in the continental United States.

        Our current technology platform delivers custom CRM solutions based on a browser-based application environment and primarily Avaya Definity telecommunications switches interfaced with multiple servers running on UNIX or Microsoft 2000 Advanced Server platforms. The data system is based on an open architecture design supported by sophisticated relational databases. This open architecture design allows us to interface seamlessly, and in real-time, with our clients' host systems. It also provides the flexibility that enables us to deliver solutions rapidly to our clients' marketing and customer service needs. Outbound calling is enhanced through an Avaya supported dialer, our proprietary dialer technology, or an SER Services (formerly EIS) dialer. Our operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits us to offer productivity enhancements associated with this "call blending" activity. During the course of 2001, we acquired technology to deliver an enhanced level of CRM solutions for an integrated solutions offering.

        The quality of our people is critical to our success. Because our customer service representatives deal directly with our clients' customers and sales prospects, we place a heavy emphasis on their training and the quality control process. Our training facilities are equipped with workstations for live role-playing. We employ a large staff of trainers dedicated to teaching the details of client programs to our customer service representatives. The training curriculum includes instruction on the client's sales or service process, study of the features and benefits of the product and service, intensive role-playing and information about both our and the client's philosophy and culture. We conduct both initial and follow-up training for all representatives that, depending on the complexity of the client program, can take up to six weeks to complete. Our training curriculum is developed by professional experts in adult learning methods and includes a "hands-on" personal computer lab experience. This attentiveness to training enables our representatives to perform an assortment of duties when handling inbound and outbound calling programs. Along with our clients, we monitor our marketing and customer service representatives to insure strict compliance with the client's quantitative and qualitative standards. In many instances, quality is evaluated and communicated on a daily basis.

INDUSTRY AND COMPETITION

        Several trends continue to shape the teleservices industry. Many U.S.-based companies that have a history of outsourcing customer sales and service are moving certain portions of their business to non-U.S. locations to take advantage of labor arbitrage available in many foreign markets. Additionally, downturns in overall transaction volumes due to general economic conditions and transition of many traditional phone-based activities to the Internet have led many of these same companies to redirect transactions to existing, in-house call centers with excess capacity and away from outsourced CRM providers. We continue to believe, however, that an overall long-term focus on business fundamentals will lead companies to maintain or increase their outsourcing activities, especially when considering the favorable impact on cost structures made by moving to a variable outsourced cost model from a fixed cost model. Client spending on technology has slowed with the economy, and outsourced providers offer a viable alternative, since the significant investment required to automate these transactions has already been made by companies in the outsourced CRM market. We believe clients will require more efficiencies from their CRM partners in the form of performance-based pricing that further aligns the interests of the client and of the service provider. In addition, due to excess capacity in the industry, we believe we can continue to expect some firms to offer below market pricing of their services in an attempt to gain market share.

        We compete in a market that provides progressive companies the opportunity to take advantage of the latest advances in processes and technology across multiple communications channels to drive more effective and efficient means of customer interaction. Customer contact services are spread across a broad spectrum of competitors, including a client company's own in-house call center and numerous third-party providers like us. Our market, which is extremely competitive, ranges from very small firms offering specialized applications to larger, full-service companies with multiple, high-volume call centers, including APAC Customer Services, Inc., ClientLogic Corporation, Convergys Corporation, ICT Group, Inc., Precision Response Corporation, RMH Teleservices, Inc., Sitel Corporation, Sykes Enterprises, Inc., Teleperformance USA, Inc., TeleTech Holdings, Inc. and West Corporation.

        We believe we compete primarily on the basis of:

  •
  our unique operating model that allows us to create client capabilities and deliver the appropriate means of communication with each of the end customers to drive more value in each client engagement;

  •
  the consistency and quality of our service;

  •
  the ability to implement advanced technology and processes, including web-enabled capabilities, predictive dialing, skills based routing, call blending and proprietary interfaces which enable real-time access to clients' host data;

  •
  a proactive approach to changing client needs and the ability to adapt to unique client requirements; and

  •
  our cost/value proposition wherein we guarantee more value from each customer engagement, as measured by a mutually agreed upon set of financial and operational metrics.

MARKETING OF SERVICES

        We seek to differentiate ourselves from our competitors through a unique emphasis on customer value segmentation to enhance the results of each engagement we manage on behalf of our clients, which we describe as Customer Value Management, or CVM. We seek to develop and maintain long-term relationships with our clients, and we focus our marketing efforts on progressive companies that utilize integrated customer services to more effectively acquire and retain customers. We believe these corporations present the greatest potential for us to deliver a differentiated service that takes advantage of our information resources, our skilled employees and our technology platform, which will ultimately provide the greatest opportunity for recurring revenue growth. We obtain new business through our dedicated sales force, through existing relationships with current clients, from client referrals and by responding to requests for proposals.

GOVERNMENT REGULATION

        Both federal and state governments regulate our business. The Federal Communications Commission, or FCC, rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations called Do Not Call lists, or DNC, and to avoid making calls to such consumers.

        The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission, or FTC, to issue regulations prohibiting misrepresentation in telephone sales. The FTC issued its telemarketing sales rules, or TSR, which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers. New TSR amendments effective October 31, 2003 place further restrictions on the use of automated telephone dialing equipment relative to abandoned calls and require enhanced record keeping. These amendments also introduce a national do not call list that will become effective in 2003 and require all telemarketing firms to acquire DNC lists on a timely basis and update databases before dialing any list.

        In addition to these rules and regulations, bills are frequently introduced in Congress to regulate the use of credit information, as well as new proposals to further refine the DNC and TSR regulations and restrict predictive dialer use. We cannot predict whether this legislation will be enacted and what effect, if any, it would have on our industry.

        Most states have also enacted or are considering legislation to regulate telephone solicitations. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and then the contract may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit cards as a method of payment, and several other states require certain telemarketers to obtain licenses and post bonds. For instance, in certain states persons selling insurance products or mortgage services are required to be licensed by various state insurance commissions and participate in regular continuing education programs. Some industries we serve are also subject to various state government regulations with regard to selling practices and consumer disclosure requirements.

        We specifically train our representatives to conduct calls in an approved manner and believe we are in compliance in all material respects with all federal and state regulations. There can be no assurance, however, that we may not be subject to regulatory challenge for a violation of federal or state law by any of our clients or other third parties.

REVENUES AND SEASONAL NATURE OF BUSINESS

        The timing and size of our clients' marketing programs, which are impacted by unique seasonal situations and subject to variations in underlying economic conditions, directly affect our revenues. Our expenses are also directly affected by these factors. We cannot predict the seasonal variations in our clients' demands for our services.

PERSONNEL AND TRAINING

        Our business depends on people. We place a high priority on hiring, training, retaining and managing good people. We attempt to locate our client service centers where the cost of labor is relatively low and there are sufficient qualified and motivated workers to meet our needs. We do this to maintain lower operating costs while maintaining a high quality workforce generating a manageable turnover rate. Employee turnover rates, while manageable, exceed those experienced in most other industries and the cost of attrition training remains a significant cost of operation. We offer internal educational and professional development opportunities for our supervisors and managers, and have processes that allow associates to self identify next level opportunities as efforts to help mitigate turnover.

RELIANCE ON MAJOR CLIENTS

        Historically a few major clients have accounted for the bulk of our revenue. In 2002, three clients each accounted for over 10% of our revenues. Our largest telecommunications client, Qwest Communications International, accounted for approximately 26% of our revenues, and AT&T accounted for nearly 22%, while American Express, our largest financial services client in 2002, was responsible for approximately 13% of our revenues. Similarly, in 2001, three clients each accounted for over 10% of our revenues. AT&T accounted for approximately 33% of our revenues, Qwest Communications International accounted for 17%, and American Express accounted for approximately 16%. Revenues from AT&T are derived from separate contractual arrangements with several different business units of AT&T. From time to time, AT&T reorganizes or curtails its marketing programs, negotiates price reductions in certain of its programs and significantly reduces its volume of business with its outsourced CRM solutions vendors, including us, all of which negatively affect our revenues. Although we try to build and improve our customer relationships, it is our goal to reduce our dependence on a few major clients by broadening our customer base because of the detrimental impact their unilateral decisions can have on our business.

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

EMPLOYEES

        As of December 31, 2002, we employed 4,500 persons, including over 3,700 client service representatives. We believe our relationship with our employees is generally good.

AVAILABLE INFORMATION

        We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at their Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We also file reports with the SEC electronically via the Electronic Data Gathering, Analysis and Retrieval System, or EDGAR. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC via EDGAR, at http://www.sec.gov.

        Additional information about Aegis Communications Group, Inc. may also be obtained from our Internet website at http://www.aegiscomgroup.com.

ITEM 2. PROPERTIES

        Our principal executive offices and operational and administrative headquarters are located in a 23,333 square foot leased building in Irving, Texas. This lease expires on December 31, 2003. We also lease an additional 7,076 square feet in Atlanta, Georgia for executive and administrative offices. This lease expires on September 30, 2007. All of our facilities are occupied pursuant to various lease arrangements. We believe that the development of additional centers should enhance our long-term profitability. Accordingly, we continue to implement our site selection strategy, which focuses on locating client service centers in markets we believe offer lower wage rates, better employee retention and generally lower operating costs. To that end, in 2002 we closed two metropolitan- based inbound centers in Mesquite, Texas and Atlanta, Georgia. The changes in 2002 followed other significant moves made in prior years. In 2001, we closed six relatively small outbound dedicated centers in Dalton and Browns Valley, Minnesota, Hazleton, Pennsylvania, Newport News, Virginia, Barrie, Canada and San Francisco, California and opened a 534 seat inbound oriented client service center in Rocky Mount, North Carolina. In 2000 we closed a center in Virginia Beach, Virginia and opened a client service center in Terre Haute, Indiana. In March 2003, we opened a new 180-seat service center in El

Segundo, California and reduced our existing Los Angeles facilities to broaden our ability to attract talented labor. As of December 31, 2002, we performed our services in the facilities listed below:

Client Service Centers

	Client Service Centers
Location	Date Opened	Lease Expiration Date	Square Footage	Number of Production Workstations
Arlington, TX	April 1990	December 31, 2003	11,600	140
Elkins, WV	November 1998	October 31, 2008	20,125	204
Fairmont, WV	October 1997	February 28, 2009	48,000	517
Irving, TX (2 facilities)	September 1985	December 31, 2003	97,126	1,230
Joplin, MO	February 1998	February 1, 2008	33,055	445
Los Angeles, CA	October 1985	October 31, 2007	19,674	320
Port St. Lucie, FL	September 1997	July 23, 2007	44,000	310
Rocky Mount, NC	June 2001	October 9, 2007	62,500	534
Sierra Vista, AZ	February 1999	March 1, 2009	45,000	615
St. Joseph, MO	April 1999	June 1, 2004	27,316	328
Terre Haute, IN	August 2000	September 30, 2010	34,680	493

			443,076	5,136

        We believe we can extend the leases at these locations or relocate the facilities on terms comparable with our current lease obligations. While our current capacity is sufficient to handle our current production demands, revenue growth may warrant additional client service center facilities. We are actively evaluating non-U.S. locations as the next phase of the site migration program. We have partnered with WNS North America, Inc., a leading business processing outsourcer with extensive operations in India, to offer a full suite of offshore CRM and business process outsourcing, or BPO, services to clients in North America. We began our alliance in 2002 by successfully collaborating on an engagement for a major telecommunications provider. The CRM services are provided by our facilities in North America while WNS provides complex BPO services in its facilities located in India.

ITEM 3. LEGAL PROCEEDINGS

        Other than ordinary litigation incidental to our business, neither we nor our subsidiaries are parties to, nor are our properties the subject of, any material pending legal proceedings. We believe that the litigation incidental to our business is not likely, individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        On September 20, 1999 we received notification from Nasdaq that we no longer met the minimum requirements for continued listing on the Nasdaq National Market System and, therefore, the Nasdaq staff determined that our continued listing was no longer warranted. Accordingly, our common stock, $.01 par value per share, now trades on the National Association of Securities Dealers' Over-the-Counter Electronic Bulletin Board ("Nasdaq OTC BB") under the symbol "AGIS". As of March 31, 2003, there were 52,171,168 shares of our common stock outstanding held by approximately 6,500 holders of record.

        The table below lists the range of high and low bid prices for our common stock as reported by the Nasdaq OTC BB for the two-year period ended December 31, 2002 and the subsequent interim period. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Year ended December 31, 2001	High	Low
First Quarter	$0.97	$0.59
Second Quarter	$0.88	$0.40
Third Quarter	$0.55	$0.20
Fourth Quarter	$0.30	$0.13
Year ended December 31, 2002	High	Low
First Quarter	$0.39	$0.17
Second Quarter	$0.32	$0.16
Third Quarter	$0.17	$0.06
Fourth Quarter	$0.08	$0.03
Interim period from January 1, 2003	High	Low
through March 31, 2003	$0.07	$0.05

DIVIDENDS

        To date, we have not declared a cash dividend on our common stock. We intend to retain any earnings for use in the operation and expansion of our business, and therefore do not anticipate declaring cash dividends in the foreseeable future. We have accrued an annual dividend of $0.36 per share on 29,778 outstanding shares of our Series B Preferred Stock. Our Series D and E Preferred Stock accrue dividends quarterly at a rate of 15% per annum. Our Series F Preferred Stock accrues dividends daily at a rate of 9.626% per annum. Under our current Credit Agreement, we are prohibited from paying cash dividends on our common stock and preferred stock until all the lender's commitments have been met and all of our obligations under the Credit Agreement have been satisfied. See "Notes to Consolidated Financial Statements—6. Long-Term Debt, and 9. Preferred Stock."

PRIVATE PLACEMENTS OF CONVERTIBLE PREFERRED STOCK

        In an effort to reduce debt and improve our balance sheet, on June 30, 1999, a group led by our then largest shareholder, Thayer Equity Investors III, L.P. ("Thayer Equity", and together the "Thayer-led group"), agreed to convert $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of Series D Preferred Stock issued, ($0.01 par value per share, $100 per share liquidation preference) are convertible into our common stock at $2.00 per share, and the 44,018 shares of new Series E Preferred Stock issued ($0.01 par value per share, $100 per share liquidation preference) are convertible into our common stock at $2.375 per share. Both series earn cumulative dividends (payable in cash or in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and are non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, we also issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of our common stock at $0.90625 per share. As of December 31, 2002, the Series D Preferred Stock has accrued paid in kind dividends of approximately 52,123 shares of Series D Preferred Stock, and the Series E Preferred Stock has accrued paid in kind dividends of approximately 29,681 shares of Series E Preferred Stock.

        In an effort to further reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our Credit Agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively, the "Questor Investors") for an aggregate purchase price of $46.75 million. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of Aegis Communications Group, Inc., except for our Series B Preferred Stock, at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such shares. The Series F Preferred Stock are convertible into shares of common stock on the basis of one share of common stock per $1.00 of investment value (as adjusted) of the Series F Preferred Stock. The Series F Preferred Stock also participate, on an as-converted basis, with the common stock in any dividends that may be declared and paid after the payment of preferential dividends. The Series F Preferred Stock vote on an as-converted basis. We used the proceeds from the sale of the Series F Preferred Stock to repay outstanding bank debt and pay transaction expenses.

        As a result of the sale of the Series F Preferred Stock and subsequent increases in the investment value of the Series F Preferred Stock resulting from dividends, and through their ownership of common stock and Series E Preferred Stock, on an as-converted basis, the Questor Investors collectively own 46.5% of our common stock and common stock equivalents outstanding. The Series F Preferred Stock vote on an as-converted basis and represent approximately 57.3% of our voting equity securities at December 31, 2002.

        The sales and exchanges of the Series D, E and F Preferred Stock described above were exempt under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Thayer and Questor investors are "accredited investors" as defined by Regulation D and each of the private placements exceeded $5.0 million in value.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

IQI Plan

        In November 1996, IQI, Inc. established the 1996 Incentive Stock Option Plan, or the IQI Plan. The IQI Plan provides for the award of incentive stock options to directors, officers, key employees and members of Thayer's Advisory Board. The IQI Plan was administered by a Compensation Committee, as established by IQI's Board of Directors. These options are intended to qualify as incentive stock options, or ISOs, under the Internal Revenue Code or non-statutory stock options, also referred to as NSOs, which are not intended to qualify. IQI reserved 3,929,774 shares of common stock for issuance under the IQI Plan. Options granted pursuant to the IQI Plan are exercisable for ten years from the date of the grant subject to vesting schedules.

ATC Plans

        Prior to the merger with IQI, ATC shareholders approved two stock option plans, known as the ATC Plans, which provided for the granting of options to purchase up to 5,000,000 shares of common stock to key employees, officers and directors of ATC and its operating subsidiary. At the date of the IQI Merger, options to purchase 4,447,000 shares of common stock granted pursuant to the ATC Plans were outstanding. Options granted pursuant to the ATC Plans are exercisable for ten years from the date of the grant subject to vesting schedules.

1998 Plan

        In September 1998, we initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan, or the 1998 Aegis Communications Group Plan, which provides for the granting of options to purchase up to a maximum of 12,000,000 shares of common stock to key employees, officers and directors of us and our operating subsidiaries. Options granted pursuant to the 1998 Aegis Communications Group Plan are exercisable for ten years from the date of the grant subject to vesting schedules. We may grant additional options under the 1998 Aegis Communications Group Plan at any time prior to September 2008. As a result of the adoption of the 1998 Aegis Communications Group Plan, we will not grant any future options to purchase shares of common stock pursuant to the IQI Plan or the ATC plans.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,531,610	$0.99	6,005,000
Equity compensation plans not approved by security holders	—	—	—

Total	7,531,610	$0.99	6,005,000

        The number of securities to be issued upon exercise of stock options includes 350,000 under the 1992 ATC Plan, 371,000 under the 1996 ATC Plan, 815,610 under the 1996 IQI Plan, and 5,995,000 under the 1998 Aegis Communications Group, Inc. Plan. The number of securities available for issuance under compensation plans is 6,005,000. These securities are subject to such future issuance under the 1998 Aegis Communications Group, Inc. Plan.

ITEM 6. SELECTED FINANCIAL DATA

        The table below sets forth certain of our selected consolidated financial data for the last five years. This information should be read in conjunction with Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes to the consolidated financial statements.

	Year ended December 31,
	1998(1)	1999	2000	2001	2002
	(Dollars in thousands)
Statements of Operations Data
Revenues	$195,355	$219,066	$267,496	$214,410	$135,894
Cost of services	138,593	157,572	182,548	141,643	93,492
SG&A expenses	43,209	57,543	67,740	55,542	43,118
Depreciation & amortization	9,316	12,366	13,446	14,014	13,013
Acquisition goodwill amortization	2,876	2,723	2,378	2,377	—
Non-cash asset impairment charge	—	20,399	—	—	—
Restructuring and other charges	8,395	541	3,539	—	900

Operating income (loss)	(7,034)	(32,078)	(2,155)	834	(14,629)
Interest expense, net	4,799	5,864	4,516	2,951	1,160
Non-cash interest expense	3,871	1,597	1,210	1,374	1,565

Loss from continuing operations before income taxes	(15,704)	(39,539)	(7,881)	(3,491)	(17,354)
Income tax (benefit) expense	(2,989)	(6,213)	(2,305)	5,774	9,671

Net loss from continuing operations	(12,715)	(33,326)	(5,576)	(9,265)	(27,025)
Net income (loss) from operations of discontinued segment	1,912	(850)	(808)	(105)	(94)
Estimated gain on disposal of business segment net of taxes	—	—	—	—	8,283
Cumulative effect of change in accounting for goodwill impairment, net of taxes	—	—	—	—	(43,448)

Net loss	(10,803)	(34,176)	(6,384)	(9,370)	(62,284)
Preferred stock dividends	—	1,208	6,775	7,572	8,468

Net loss after preferred stock dividends	$(10,803)	$(35,384)	$(13,159)	$(16,942)	$(70,752)

Basic and diluted loss per share	$(0.27)	$(0.68)	$(0.25)	$(0.32)	$(1.35)

Basic and diluted weighted average number of common and common equivalent shares outstanding	40,383	52,043	52,004	52,171	52,171
Operating Data
Client service centers at end of period	25	21	19	14	12
Teleservices workstations at end of period	5,658	5,382	5,996	6,189	5,136
Marketing research facilities at end of period	9	11	7	6	—
Marketing research workstations at end of period	225	225	225	161	—
Balance Sheet Data
Working capital	$35,881	$36,716	$44,357	$14,410	$4,806
Total assets	180,544	160,585	174,982	130,524	52,678
Current portions of capital leases	2,758	2,243	2,039	3,287	1,333
Long-term obligations, less current portions	79,580	43,689	56,926	28,826	21,709
Total liabilities	108,716	70,987	91,343	56,287	40,737
Series F redeemable convertible preferred stock	—	41,970	46,655	51,816	57,491
Shareholders' equity	71,828	47,628	36,984	22,421	(45,550)

(1)
On July 9, 1998, Aegis Communications Group, Inc., formerly known as ATC Communications Group, Inc. ("ATC"), completed the acquisition of IQI, Inc., a New York corporation ("IQI"). The acquisition was effected through the merger (the "Merger") of ATC Merger Sub, Inc. ("Sub"), a New York corporation and wholly-owned subsidiary of ATC, with and into IQI pursuant to an Agreement and Plan of Merger dated as of April 7, 1998 (the "Merger Agreement") by and between ATC, Sub and IQI. The Merger has been accounted for as a reverse purchase, meaning that for accounting purposes, IQI is the surviving corporation and is treated as having acquired ATC in a purchase accounting transaction. Accordingly, the pre-merger consolidated financial information reported is that of IQI.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

	Year ended December 31,
	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Operating Costs:
Cost of services	68.2%	66.1%	68.8%
Selling, general and administrative expenses	25.3%	25.9%	31.7%
Depreciation and amortization	5.0%	6.5%	9.6%
Acquisition goodwill amortization	0.9%	1.1%	0.0%
Restructuring charges	1.3%	0.0%	0.7%

Total operating expenses	100.7%	99.6%	110.8%

Operating income (loss)	(0.7)%	0.4%	(10.8)%
Interest expense, net	1.7%	1.4%	0.9%
Non-cash interest expense	0.5%	0.6%	1.2%

Loss from continuing operations before income taxes	(2.9)%	(1.6)%	(12.9)%
Current taxes	0.0%	0.0%	(0.1)%
Deferred taxes	(0.9)%	2.7%	7.2%

Net loss from continuing operations	(2.0)%	(4.3)%	(20.0)%
Discontinued operations:
Net loss from operations of discontinued segment, net of taxes	(0.3)%	0.0%	(0.1)%
Estimated gain on disposal of business segment, net of taxes	0.0%	0.0%	6.1%

Loss before cumulative effect of change in accounting principle	(2.3)%	(4.3)%	(14.0)%
Cumulative effect of change in accounting for goodwill impairment, net of taxes	0.0%	0.0%	(32.0)%

Net loss	(2.3)%	(4.3)%	(46.0)%

Preferred stock dividends	2.5%	3.5%	6.2%

Net loss available to common shareholders	(4.8)%	(7.8)%	(52.2)%

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

        We recognized a net loss available to common shareholders of $70.8 million or $1.35 per share for the year ended December 31, 2002 versus a net loss available to common shareholders of $16.9 million or $0.32 per share in 2001. Excluding net income from discontinued operations, a gain on sale of the related assets, and the cumulative effect of a change in accounting for goodwill, we incurred a net loss from continuing operations of $27.0 million for the period ended December 31, 2002, as compared to a net loss from continuing operations of $9.3 million for the period ended December 31, 2001.

        Revenues.    For the year ended December 31, 2002 revenues from continuing operations were $135.9 million versus $214.4 million in the prior year, a decline of $78.5 million, or 36.6%. The decline in revenues versus the year ended December 31, 2001 was centered principally in three large clients, each of which experienced reduced transactional volumes year over year. The reduction in revenues attributed to these three clients was responsible for approximately 73% of the revenue decline from 2001 to 2002. The remainder of the decline in revenue was due primarily to the effects on our clients of the slowing economy.

        Revenue Mix.    The inbound CRM and non-voice services continued to be responsible for the majority of our revenues in 2002. Together these two service areas accounted for approximately 80.5% of our revenues, as compared to 76.2% in 2001.

	Year ended December 31,
	2001	%	2002	%
	(Dollars in millions)
Inbound CRM	$140.7	65.6%	$85.3	62.8%
Outbound CRM	51.1	23.8%	26.5	19.5%
Non-Voice & Other	22.6	10.6%	24.1	17.7%

Total revenues	$214.4	100.0%	$135.9	100.0%

        Revenue Concentration.    We are dependent on several large clients for a significant portion of our revenues. For the year ended December 31, 2002 three customers each were responsible for at least 10% of our revenues, and together accounted for approximately 61% of our revenues. Our revenue concentration for these three customers for the years ended December 31, 2001 and 2002 was as follows:

		Year ended December 31,
Client	Industry Segment	2001	%	2002	%
		(Dollars in millions)
AT&T	Telecommunications	$69.8	32.5%	$30.0	22.0%
Qwest	Telecommunications	37.1	17.3%	35.3	26.0%
American Express	Financial Services	33.5	15.6%	17.7	13.1%

	Total	$140.4	65.4%	$83.0	61.1%

        Cost of Services.    For the year ended December 31, 2002, cost of services dropped $48.2 million to $93.5 million compared to 2001, primarily as a result of the reduction in revenue. As a percentage of sales, cost of services rose slightly over the same period, from 66.1% to 68.8%. These costs, which consist primarily of direct labor associated with revenue generation, vary substantially with revenue.

        Selling, General and Administrative Expenses.    For the year ended December 31, 2002, selling, general and administrative expenses or SG&A were $43.1 million, or 31.7% of revenues versus $55.5 million, or 25.9% of revenues for the year ended December 31, 2001. The reduction in selling, general and administrative expenses year over year is primarily attributable to our on-going cost reduction efforts that centered around reducing labor and associated employee benefit costs, and reducing occupancy costs. The increase as a percentage of revenue is primarily the result of the significant decline in revenue over the same period.

        Depreciation and Amortization.    For the years ended December 31, 2002 and 2001, respectively, depreciation and amortization expenses were $13.0 million, or 9.6% of revenues and $14.0 million, or 6.5% of revenues. The reduction in depreciation expense is due to the effects of reduced capital spending coupled with more mature assets becoming fully depreciated. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), beginning January 1, 2002, we no longer amortize goodwill resulting from acquisitions.

Acquisition goodwill amortization of approximately $2.4 million, or $0.04 per common share was recognized in the year ended December 31, 2001.

        Restructuring Charges.    We recorded $0.9 million in restructuring charges in the second quarter of 2002, related to the closing of our Atlanta call center. Included in the restructuring charges was $0.8 million in non-cancelable lease costs, including costs associated with the future payment of an early buy out, as provided in the lease. The remainder of the charges related primarily to the removal from operations and/or disposal of certain leasehold improvements, equipment, furniture and fixtures.

        Interest Expense, net.    Net interest expense of $1.2 million incurred in 2002 was $1.8 million less than that incurred during the year ended December 31, 2001. The decline in net interest expense is primarily attributable to lower levels of outstanding balances maintained during the year on our revolving line of credit. The outstanding balance on our revolving line of credit at December 31, 2002 was $5.9 million as compared to $13.8 million at December 31, 2001.

        Income Tax Provision.    Our statutory state and federal income tax rate for the years ended December 31, 2001 and 2002 was approximately 40%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the write-down of our deferred tax asset, and the non-deductibility, for tax purposes, of acquisition goodwill amortization in 2001.

        We have historically generated net operating losses for income tax purposes. In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2021. Management regularly evaluates the realizability of our deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future. As a result, we increased the valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. At June 30, 2002 the carrying amount of the deferred to asset was reduced to zero ($16.5 million less a valuation allowance of $16.5 million). We have not provided an income tax benefit to the operating loss incurred during 2002 as such benefit would exceed the projected realizable deferred tax asset.

        Income (loss) from Discontinued Operations.    On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc. Initial cash proceeds from the sale were $12.2 million adjusted for certain purchase price adjustments, which are not yet final, and which we and the buyer have under review, as of the date of these consolidated financial statements. The purchase price adjustment is estimated at approximately $1.2 million resulting in total estimated proceeds on the disposal of $13.4 million. Of the total proceeds, $0.6 million remains in escrow and $0.4 million represents trade accounts receivable. These amounts are included in our accounts receivable balance at December 31, 2002. The assets sold consisted primarily of accounts receivable, property and equipment, and other assets. The buyer assumed no liabilities, except for executory contracts. We recognized a gain on disposal of the segment of $8.3 million in the quarter ended June 30, 2002. Elrick & Lavidge's revenues reported in discontinued operations for the years ended December 31, 2001 and 2002 were $22.9 million, and $6.2 million, respectively.

        Change in Accounting Principle.    In connection with the adoption of SFAS 142, we completed the transitional goodwill impairment test during the quarter ended September 30, 2002. A third party engaged by us performed the valuation. As a result of the performance of the impairment test, we concluded that goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43.4 million. The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

        Preferred Dividends.    Preferred dividends increased to approximately $8.5 million for the year ended December 31, 2002 from $7.6 million in the prior year. During 2002, dividends on the Series F Preferred Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively. See "Notes to Consolidated Financial Statements-9. Preferred Stock."

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

        We recognized a net loss available to common shareholders of $16.9 million or $0.32 per share for the year ended December 31, 2001 versus a net loss available to common shareholders of $13.2 million or $0.25 per share in 2000.

        Revenues.    Total revenues generated from continuing operations during the year ended December 31, 2001 were $214.4 million as compared to $267.5 million in 2000, a decrease of $53.1 million, or 19.9%. The decrease in revenue in 2001 was due primarily to the loss early in the year of a significant customer account, VoiceStream, which took the services being performed by Aegis and other service providers in-house early in 2001 to fill excess capacity in its internal call centers. Other factors affecting the decline in revenue were the economic slowdown in the U.S economy, and the tragic events of September 11th.

        Revenue Mix.    For the year ended December 31, 2001, inbound CRM and non-voice services together accounted for 76.2% of our total revenues as compared to 69.2% in 2000, while outbound CRM revenues fell from 30.8% to 23.8%. For the years ended December 31, 2000 and 2001, our actual mix of revenues was as follows:

	Year ended December 31,
	2000	%	2001	%
	(Dollars in millions)
Inbound CRM	$174.3	65.2%	$140.7	65.6%
Outbound CRM	82.5	30.8%	51.1	23.8%
Non-Voice & Other	10.7	4.0%	22.6	10.6%

Total revenues	$267.5	100.0%	$214.4	100.0%

        Revenue concentration.    Three clients each accounted for over 10% of revenues in 2001. Our largest telecommunications client in 2001 accounted for approximately 33% of our total revenues, while comprising approximately 40% of total revenues for the year ended December 31, 2000. Revenues from this client are derived from separate contractual arrangements with several different business units. Approximately 17% of our revenues were generated from another significant telecommunications client in 2001. This client contributed 5% of our revenues in 2000. Approximately 16% of total revenues were generated by our largest financial services client in 2001 as compared to 15% in 2000.

		Year ended December 31,
		2000	%	2001	%
		(Dollars in millions)
Client	Industry Segment
AT&T	Telecommunications	$106.5	39.8%	$69.8	32.5%
Qwest	Telecommunications	13.9	5.2%	37.1	17.3%
American Express	Financial Services	39.9	14.9%	33.5	15.6%

	Total	$160.3	59.9%	$140.4	65.4%

        Cost of Services.    Management established as a priority early in 2001 to stabilize our operating platform through the implementation of a targeted cost reduction program. The successful implementation of these efforts was reflected in our improved cost of services as a percentage of revenues. For the year ended December 31, 2001, cost of services as a percentage of revenues, declined to 66.1% from 68.2% in the prior year. In dollars, cost of services fell to $141.6 million from $182.5 million over the same period. A significant factor in the overall reduction in cost of services, which consist primarily of direct labor, was our reduced revenues.

        Selling, General and Administrative Expenses.    SG&A expenses declined by $12.2 million, or 18.0%, in the year ended December 31, 2001 as compared to 2000; however, because of the significant reduction in revenue year over year, as a percentage of revenues, SG&A expenses for 2001 slightly increased to 25.9% versus 25.3% in 2000. We made a concerted effort to reduce fixed and variable SG&A expenses in response to the revenue declines incurred during the year.

        Depreciation and Amortization.    Depreciation and amortization expenses in 2001 were about flat with 2000, increasing by just over $0.6 million, or 4.2%, to $14.0 million versus the prior year. As a percentage of revenues, depreciation and amortization expenses increased to 7.6% in 2001 from 5.9% in 2000 primarily as a result of the reduction in revenues over the same period.

        Restructuring Charges.    Our results for 2000 included non-recurring charges of $3.5 million ($2.2 million, net of tax) recorded in connection with the transition in our executive management team and actions taken to implement a broad-based turnaround plan designed to improve productivity and promote profitable revenue growth.

        Interest Expense, net.    Net interest expense decreased $1.6 million, or 34.6%, in the year ended December 31, 2001 as compared to the prior year due primarily to the reduction of the outstanding balance on our revolving line of credit, which was reduced from $45.0 million at December 31, 2000 to $13.8 million at December 31, 2001.

        Income Tax Provision.    Our statutory state and federal income tax benefit rate for the years ended December 31, 2000 and 2001 was approximately 40.0%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the non-deductibility, for tax purposes, of goodwill amortization expense and the write-down of the deferred tax asset in 2001.

        We had a net deferred tax asset of $9.8 million at December 31, 2001 ($16.5 million less a valuation allowance of $6.7 million). We have historically generated a net operating loss for income tax purposes. In the past, we recognized a deferred tax asset reflecting the future benefits of this net operating loss. These future tax benefits expire through 2021. We periodically evaluate the realizability of the deferred tax asset, and in 2001 provided an additional $6.0 million reserve partially offsetting the future tax benefit, in recognition of the uncertain nature of realizing the longer-term portion of the tax asset.

        Income (loss) from Discontinued Operations.    Elrick & Lavidge's revenues reported in discontinued operations for the years ended December 31, 2001 and 2000 were $22.9 million, and $27.9 million, respectively. The decline in revenue was more than offset by reductions in direct and overhead expenses, which were reduced from $28.2 million to $22.6 million.

        Preferred Dividends.    Preferred dividends increased to approximately $7.6 million for the year ended December 31, 2001 from $6.8 million in the prior year. During 2001, dividends on the Series F Preferred Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively. See "Notes to Consolidated Financial Statements-9. Preferred Stock"

LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth certain information from our statements of cash flows for the periods indicated:

	Year ended December 31,
	2000	2001	2002
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(3.8)	$40.1	$7.2
Net cash provided by (used in) investing activities	(12.1)	(7.4)	7.3
Net cash provided by (used in) financing activities	10.5	(33.9)	(11.9)
Effect of exchange rate	(0.1)	—	—
Net cash provided by (used in) discontinued operations	0.5	0.5	(2.1)

Net increase (decrease) in cash and cash equivalents	$(5.0)	$(0.7)	$0.5

        We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs. Our revolving line of credit agreement, which was due to mature in June 2003 was amended on April 14, 2003, and now expires on April 16, 2004. Subordinated debt instruments held by certain of our shareholders which were due to mature in 2003, were also amended on April 14, 2003, and now mature on April 17, 2004. At December 31, 2002, we were in compliance with all loan covenants. However, based on the twelve-month covenants for the period ended March 31, 2003, we were in default of certain covenants under the revolving line of credit agreement. Such covenants, however, were waived under the new amended agreement.

        Based on the above, management believes that cash flow from operations and funds available under the revolving line of credit should be sufficient to meet our liquidity requirements through the month of maturity of the debt instruments. However, we anticipate a refinancing of this debt will be necessary late in 2003 or early 2004, which may be difficult to economically achieve in light of current conditions in the debt market.

        Cash provided by operating activities was $7.2 million in 2002, as compared to $40.1 million in the prior year. The decline in cash provided by operating activities is primarily attributable to an increased operating loss in 2002 versus 2001, and the net effects in 2001 of improved management of our accounts receivable and the related reduction in the outstanding balance of our accounts payable during that period.

        Cash provided by investing activities was $7.3 million in 2002, as compared to cash used of $7.4 million in 2001. The change is primarily attributable to the $12.4 million in cash proceeds received on the sale of the assets of the Elrick & Lavidge business segment in 2002. Total capital expenditures in 2002 were $6.4 million. Our capital expenditures consisted primarily of telecommunications equipment and information technology hardware and software required in the upgrade of our operations and the upgrade or replacement of workstations in our existing facilities. Of the $6.4 million in capital spending in 2002, $1.3 million was financed with capital leases. The remaining capital expenditures during 2002 were funded with proceeds from bank borrowings under our revolving line of credit and available cash. See "Credit Agreement" below.

        Cash used in financing activities was $11.9 million in 2002, as compared to $33.9 million in 2001. The change is primarily attributable to the reduction in the outstanding balance on our revolving line of credit and payments on capital lease obligations. Principal payments made during 2002 reduced the outstanding balance on the revolving line of credit to $5.9 million at December 31, 2002 from $13.8 million at December 31, 2001. See "Credit Agreement" below.

Accounts Receivable

        Accounts receivable at December 31, 2002 were $20.9 million, as compared to $32.7 million at December 31, 2001. Our revenues and related accounts receivable are concentrated with clients in the telecommunications industry, an industry that has been under significant economic stress.    At December 31, 2002, $7.8 million, or 41.5% of our net trade accounts receivable balance were concentrated in the telecommunications industry, as compared to $15.2 million, or 46.5% at December 31, 2001.    At December 31, 2002, none of our telecommunications related accounts receivable were over 60 days past due.

Contractual Obligations and Commercial Commitments

        The following table sets forth certain information concerning our contractual obligations and commercial commitments at December 31, 2002, and outlines our expected future payments to be made under such obligations and commitments:

	Payments due by period (Dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$19.8	$—	$19.8	$—	$—
Capital Lease Obligations	3.2	1.3	1.4	0.5	—
Operating Lease Obligations	21.6	5.8	7.6	5.9	2.3
Telecommunications Purchase Obligations	36.9	8.1	15.8	13.0	—

Total	$81.5	$15.2	$44.6	$19.4	$2.3

        We have agreements with certain telephone long distance carriers which currently range from 29 months to 57 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, we completed negotiations with one of our carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which we are committed to usage of $2.2 million over a 36-month period. During the fourth quarter of 2002, we reached agreement with our largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment retroactively effective October 1, 2000, under which we are committed to usage of $7.4 million annually for seven years.

        On December 31, 2002, we had outstanding an irrevocable letter of credit expiring June 1, 2003 of approximately $0.7 million. The letter will automatically extend for one year from the expiration date unless we notify the issuer not to renew. The letter is being maintained as security for the self-insured portion of our workers' compensation insurance program. The agreement provides for quarterly increases of $0.3 million through March 1, 2003 to an aggregate total of $1.0 million.

        On December 31, 2002, we had outstanding an irrevocable letter of credit expiring May 9, 2003, of approximately $0.4 million. The letter will automatically extend for one year from the expiration date unless we notify the issuer not to renew. The letter is being maintained to support licensing requirements related to certain contractual obligations entered into by us. For further information on our contractual obligations and commercial commitments, see "Notes to Consolidated Financial Statements—6. Long-Term Debt, 7. Subordinated Debt, 8. Leases and 13. Commitments and Contingencies."

1999 Questor Transaction

        In an effort to reduce outstanding debt on our balance sheet in 1999, thereby providing us the needed flexibility to renegotiate our bank revolving Credit Agreement and cure then outstanding defaults, and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to the Questor Investors for an aggregate purchase price of $46.75 million. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of Aegis Communications Group, Inc., except for our Series B Preferred Stock, at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Series F Preferred Stock accrue on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends have not been paid in-cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends are added to the investment value of such shares. The Series F Preferred Stock also participate, on an as-converted basis, with the common stock in any dividends that may be declared and paid after the payment of preferential dividends. The Series F Preferred Stock are convertible into shares of common stock on the basis of one share of common stock per $1.00 of investment value (as adjusted) of the Series F Preferred Stock. The Series F Preferred Stock vote on an as-converted basis. We used the proceeds from the sale of the Series F Preferred Shares to repay outstanding bank debt and pay transaction expenses. For the years ended December 31, 2001 and 2002, accrued dividends on the Series F Preferred Stock were added to the investment value of such shares.

Credit Agreement

        In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving commitments under the Credit Agreement from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the Credit Agreement, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment. Borrowings under the Credit Agreement bore interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate ("LIBOR") at our election. The margin above the applicable prime rate or LIBOR was determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio.

        As a result of charges recorded in the second quarter of 2000 (see "Results of Operations" above), we were in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with Scotiabank and CSFB, we entered into the First Amendment to the Credit Agreement (the "First Amendment"), which: i) waived our default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the First Amendment, our borrowing base under the Credit Agreement was restricted to $49.0 million.

        As a condition of obtaining the lender's consent on the sale of the collateralized assets of Elrick and Lavidge on April 12, 2002, we agreed to reduce the size of the revolving commitment under the Credit Agreement to $35.0 million from $49.0 million. During the quarter ended September 30, 2002, in order to reduce costs, we reduced the size of the revolving commitment from $35.0 million to $30.0 million, as we did not believe the loan borrowing base would necessitate the level of commitment. Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement.

        On April 14, 2003 we entered into the Fourth Amended and Restated Credit Agreement with Scotiabank and Credit Suisse First Boston. Under the amended agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003. The amended agreement provides for the waiver of all outstanding defaults through March 31, 2003 and reduces the aggregate revolving commitments under the agreement from $30.0 million to $19.0 million. Additionally, the agreement requires that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement are fixed at certain levels on prime borrowings until the maturity of the agreement. A fee of $1.2 million was earned by the lender at closing of the amended agreement and payable over twelve months. A portion of the fee may be rebated under the agreement if the loan is paid off prior to maturity.

        The weighted-average interest rate on the outstanding balances of $13.8 million and $5.9 million at December 31, 2001 and 2002 was 4.2% and 5.0%, respectively. Interest payments are due quarterly. At December 31, 2002 and 2001, we were in compliance with the covenants of the Credit Agreement, as amended. However, based on the twelve-month covenants for the period ended March 31, 2003, we were in default of certain covenants under the revolving line of credit agreement. Such covenants, however, were waived under the new amended agreement. At December 31, 2002, we estimated that our available borrowing capacity under the amended Credit Agreement was approximately $9.7 million.

Subordinated Indebtedness

        In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3.0 million. In December 1997, IQI and the shareholder consummated an agreement to settle outstanding issues between the shareholder, IQI and Thayer Capital (then IQI's principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1.0 million and the interest rate increased from 8% to 12% on the remaining note. The $2.0 million reduction to the shareholder note was treated as a contribution of capital by the shareholder. On April 14, 2003, we reached agreement with the shareholder to extend the maturity date of the $1.0 million note from November 18, 2003 to April 17, 2004.

        In connection with the March 1998 amendment to the Credit Agreement, IQI issued a subordinated note payable to Thayer Capital of $2.0 million with interest payable quarterly at an annual rate of 15%. Proceeds from the note were used for working capital purposes and to pay down $1.0 million of the term portion of the Credit Agreement. Payments under the note are subordinated to the Credit Agreement. Therefore, quarterly accrued interest is rolled into the principal balance of the note. At December 31, 2001 and 2002, the balance due on the note was approximately $3.5 million and $4.0 million, respectively and we recognized $0.4 million, $0.5 million and $0.6 million in interest expense, during 2000, 2001 and 2002, respectively pursuant to the note. On April 14, 2003, we reached agreement with the note holder to extend the maturity date of the note from August 31, 2003 to April 17, 2004.

        Prior to the IQI Merger, on July 6, 1998, we received an additional financing commitment from Thayer Capital and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend us, at our election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the IQI Merger. As of October 23, 1998, we had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the IQI Merger, we issued the Thayer-led group additional warrants to purchase up to 350,000 shares of our common stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into our common stock at a conversion price of $2.375 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to us. These borrowings were subsequently converted to preferred stock. See "Notes to Consolidated Financial Statements—7. Subordinated Indebtedness and 9. Preferred Stock."

        In connection with the IQI Merger, Thayer Capital provided us with $6.8 million in subordinated indebtedness as well as a guarantee for $2.0 million in bridge financing to assist in funding our working capital needs. This subordinated indebtedness is convertible into shares of our common stock at a conversion price of $2.00 per share. In connection with the guarantee, and for additional consideration of $110,000, we issued to Thayer Equity warrants to purchase 1,100,000 shares of our common stock at an exercise price of $1.96. These borrowings were subsequently converted to preferred stock. See "Notes to Consolidated Financial Statements—7. Subordinated Indebtedness and 9. Preferred Stock."

        On March 30, 1999, Thayer Equity provided us with approximately $5.7 million in additional subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The additional indebtedness is convertible into our common stock at a conversion price of $1.15 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to us. The note carries an annual interest rate of 12%. Payments under the note are subordinated to the Credit Agreement; therefore, quarterly accrued interest is rolled into the principal balance of the note. At December 31, 2001 and 2002, the balance due on the note was $7.9 million and $8.9 million, respectively. We recognized $0.8 million, $0.9 million and $1.0 million in interest expense during 2000, 2001 and 2002, respectively pursuant to the note. On April 14, 2003, we reached agreement with the note holder to extend the maturity date of the note from August 31, 2003 to April 17, 2004.

Note Receivable

        In February 2002, we were granted a summary judgment in a case against Mr. Michael G. Santry, a former director, pursuant to a suit we filed on July 5, 2001 in the District Court of Dallas County to recover monies owed us under a secured promissory note dated September 16, 1997. Mr. Santry was ordered to pay us $2.2 million plus prejudgment interest. The note bears interest at an annual rate of 7%, and was originally secured by 7,000 shares of our common stock, options to purchase 1,750,000 shares of our common stock held by Mr. Santry, and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, we extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued, but unpaid, interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from us, and make certain other payments to us. On July 1, 2000, October 1, 2000, January 1, 2001 and April 1, 2001, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, we exercised our rights under the amended and restated secured promissory note to cancel the options to purchase 1,750,000 shares of our common stock held by Mr. Santry. Mr. Santry resigned as a director on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options Because Mr. Santry was an affiliate and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999. Any amounts recovered as a result of the judgment will be recorded as capital upon receipt. As of December 31, 2002 no monies had been recovered as a result of the judgment.

Growth Strategies

        We primarily compete in the CRM market that provides progressive corporations with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone). The CRM industry is very competitive and is spread among many competitors, including a large number of in-house organizations and numerous independent providers like us. To compete more effectively in this market, we offer clients a suite of web-enabled customer care capabilities that transform a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet.

        We also anticipate the continued implementation of our site selection strategy, which focuses on locating client service centers in areas where we believe we can more effectively attract and retain employees and efficiently control front-line costs including the potential expansion into non-U.S. locations. Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will require furniture, equipment and technology consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the existing Credit Agreement. In addition, expenses associated with opening such centers may temporarily adversely affect operating income.

        Although no assurances can be made in this regard, management anticipates that through the maturity of the debt agreement we should be able to sufficiently fund the combination of our future working capital needs combined with additional sources of capital. Expenditures to improve our technology platform and the capital equipment requirements for the build-out of additional facilities needed to meet unanticipated growth will require funding from sources of capital outside of our current Credit Agreement and anticipated cash flow from operations.

CRITICAL ACCOUNTING POLICIES

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Key estimates and assumptions impacting the amounts recorded in the consolidated financial statements include reserves for recoverability of receivables and the deferred tax asset, as well as liability reserves related to transmission commitments. Such estimates are based on several factors including historical experience and performance, economic conditions, and forecasts of financial and operational performance.

Goodwill

        In 2002, we changed our method of accounting for certain intangibles, including acquisition goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including amortization goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. As a result of the performance of the impairment test, we concluded that amortization goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43.4 million. The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

Revenue Recognition

        Customer solutions revenues earned under contracts based on time incurred and/or on the volume of transactions handled are recognized when the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, we periodically record reserves, which have not been historically material, against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 supersedes Accounting Principles Board Opinion ("APB") 16 "Business Combinations" and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including acquisition goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. SFAS 141 and SFAS 142 are effective for all business combinations completed after September 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.

        The adoption of SFAS 141 did not have a material impact on our results of operations and financial position. We implemented SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired. In connection with the adoption of SFAS 142, we completed the transitional goodwill impairment test during the quarter ended September 30, 2002. A third party engaged by management performed the valuation. As a result of the performance of the impairment test, we concluded that goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43.4 million. The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," ("ARB 51") to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. We implemented SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on our results of operations and financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") which eliminates inconsistencies between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. We have not yet determined the effect SFAS 145 will have on our financial position, or results of operations, if any.

        On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. We have not yet determined the impact of SFAS 146 on results of operations and financial position.

        In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in material increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness to others.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," ("SFAS 148") which amended SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by APB No 25, "Accounting for Stock Issued to Employees," and have made the applicable disclosures in the footnotes to the consolidated financial statements.

        In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities as defined. FIN 46 is applicable to financial statements to be issued by us after December 31, 2002; however, disclosures are required currently if we expect to consolidate any variable interest entities. We do not currently believe that any material entities will be consolidated as a result of FIN 46.

FACTORS INFLUENCING FUTURE RESULTS

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

Control by Principal Shareholders

        The Questor Investors (through their ownership of the convertible Series E and Series F Preferred Stock and common stock) collectively own at December 31, 2002, on an as-converted basis, approximately 57% of the voting issued and outstanding common stock and approximately 47% of the common stock and common stock equivalents outstanding.

        Thayer Capital and its affiliates (through their ownership of common stock, warrants, convertible subordinated debt and convertible Series D and Series E Preferred Stock) collectively own approximately 26% of the common stock and common stock equivalents outstanding. The Series D and Series E Preferred Stock are non-voting; therefore, Thayer holds approximately 16% of our voting equity securities.

        Under the terms of a Stockholders Agreement among Questor, Thayer and certain other stockholders of Aegis Communications Group, Inc., Questor and Thayer each has the right to nominate six of twelve board members and to approve certain major decisions (described below). As a result, Questor and Thayer can exercise significant control over the outcome of substantially all matters that require a Board of Directors or shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis Communications Group, Inc. In addition, since our officers serve at the pleasure of the Board of Directors, the Thayer and Questor investors may be able to exert influence over day-to-day operations.

        The Stockholders Agreement provides that the parties to the agreement satisfy a "right of first offer" to the others prior to a transfer of shares to a third party. The Stockholders Agreement also provides that the parties provide each other with certain "tag-along" rights in the event of a sale or transfer of shares to a third party. The parties are required to use their best efforts to vote all of their shares to elect and continue in office twelve directors, six of whom are nominated by Questor and six of whom are nominated by Thayer. Questor also agreed that from and after December 10, 1999, the Questor financing, it would use its best efforts to cause its Board designees to abstain from voting on any Board action in connection with the optional redemption of the Series F Preferred Stock. Further, the parties agreed that from and after the Closing they will use their best efforts to cause their Board designees to abstain from voting on any Board action in connection with the repayment of certain indebtedness owed to Edward Blank, a former director, and his affiliates, or the redemption or repurchase of any or all of either the Series D Preferred Stock or the Series E Preferred Stock. Additionally, each committee of the Board will be constituted so that the number of Questor Designees (as defined in the Stockholders Agreement) and Existing Stockholder Designees (as defined in the Stockholders' Agreement) on any such committee is as nearly as possible in the same proportion as the number of Questor Designees and Existing Stockholder Designees on the entire Board.

        The Stockholders' Agreement and the Bylaws also provide that certain major decisions will require the affirmative vote of not less than three-fourths of the directors of the Board. The list of major decisions include:

  •
  issuing shares, including any indebtedness convertible into shares, or any other form of equity in Aegis Communications Group, Inc. or any subsidiary of Aegis Communications Group, Inc. other than a) granting options to directors or employees of Aegis Communications Group, Inc. pursuant to any incentive or other benefit plan adopted by the Board, b) issuing shares of common stock pursuant to the exercise of such options and c) issuing shares of common stock or any security, including any debt convertible into shares of common stock, or any other form of equity in Aegis Communications Group, Inc., in one or more offerings, where the aggregate purchase price for all such issuances does not exceed $500,000;

  •
  adoption of any stock-based employee benefit plan by Aegis Communications Group, Inc.;

  •
  incurring debt or entering into guarantees for borrowed money (excluding trade payables) in excess of $2,500,000 in a 12 month period, subject to certain exceptions;

  •
  selling, leasing, pledging or granting a security interest or encumbrance in all or substantially all of Aegis Communications Group, Inc.'s or any subsidiary of Aegis Communications Group, Inc.'s assets, except in connection with the incurrence of indebtedness for borrowed money that does not involve a major decision under 3 above;

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

  •
  amending the Bylaws or the Certificate of Incorporation of Aegis Communications Group, Inc.;

  •
  any Change of Control Transaction;

  •
  executing or delivering any assignment for the benefit of creditors of Aegis Communications Group, Inc.;

  •
  filing any voluntary petition in bankruptcy or receivership with respect to Aegis Communications Group, Inc.; and

  •
  taking any action while there is a vacancy on the Board, including without limitation the filling of such vacancy.

        Under the stockholders agreement, each of Questor and Thayer may nominate six directors to the board. Although we expect that our board of directors will be able to resolve major business issues, we cannot assure you that deadlocks will not occur.

Shares Available for Future Sale

        Questor, Thayer and their respective affiliates combined, own approximately 72% of the common stock and common stock equivalents outstanding and approximately 74% of voting equity securities (through their ownership of common stock, warrants, convertible subordinated debt and convertible preferred stock). Although Questor, Thayer and other affiliates of Aegis Communications Group, Inc. are restricted to some extent from reselling their respective shares of our common stock under applicable securities laws, both possess registration rights with respect to the shares of capital stock they own that can be exercised at any time. We cannot predict the effect that future sales of stock, especially by Questor or Thayer, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the conversion of preferred stock or the exercise of stock options), and even the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Dependence on Key Personnel

        Our success depends in large part on the abilities and continued service of our executive officers and other key employees and our ability to hire and retain qualified executive officers and key personnel. We cannot assure you that we will be able to hire or retain these people. Losing one or more of them could materially and adversely affect our results of operations.

Reliance on Major Clients

        Historically a few major clients have accounted for the bulk of our revenue. In 2002, three separate clients accounted for approximately 26%, 22% and 13% of our revenues, respectively. Relying on one or a few major clients includes a number of more specific business risks that may adversely impact our ability to derive revenue from the client, including:

  •
  the risk that a client unilaterally decides to curtail or terminate marketing programs;

  •
  the risk that service or billing disputes may adversely impact the client's desire to utilize the provider's services;

  •
  the risk that the customer may decide to reduce the number of providers of the subject services or otherwise consolidate its operations;

  •
  the risk that financial, competitive or operational pressure on the client may inhibit its ability to purchase services from outside providers or prompt the client to negotiate lower fees for services provided; and

  •
  the risk of adverse financial impact to us if the client is unable to meet the payment terms of open receivables as billed by Aegis Communications Group, Inc.

        Many of our clients are concentrated in the telecommunications and financial services industries. A significant downturn in any of these industries or a trend away from their use of telephone-based sales or outsourced customer relationship management services could materially and adversely affect our business. Although we believe our relations with our major clients are good, the loss of one or more of our major clients could have a material adverse effect on our operating results. See "Item 1. Business—Reliance on Major Clients."

Leverage and Future Capital Requirements

        At December 31, 2002, we had outstanding borrowings of $5.9 million under our revolving line of credit, had long-term capital leases of approximately $1.9 million and subordinated indebtedness of $13.9 million, which results in a total debt to total capitalization ratio of approximately 64.5%. Our tangible net book value (including Series F Preferred Stock) was approximately $11.9 million at December 31, 2002. As our Credit Agreement and subordinated indebtedness mature in 2004, our leverage could adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes and could make our business more vulnerable to economic downturns and competitive pressures. Our future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, efforts to expand existing operations and capital expenditures. If funds available through the Credit Agreement, subordinated indebtedness and cash flows from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through additional equity or debt financings or from other sources. Any additional equity financings are most likely to be dilutive to our shareholders and the terms of any debt financings are likely to contain restrictive covenants that limit our ability to pursue certain courses of action. In addition, the terms of the Credit Agreement and the Questor Transaction limit our ability to incur debt other than pursuant to the existing facilities. We cannot assure you that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to restructure our existing indebtedness or forego strategic decisions or delay, scale back or eliminate operations, which could have a material adverse effect on our business, financial condition and results of operations.

Factors Affecting Ability to Manage and Sustain Growth

        We anticipate that the trend toward outsourcing of telephone and Internet-based sales, marketing, and customer relationship management activities, as well as increased penetration of new and existing clients and markets, will drive future growth. A number of other factors, including the effective and timely initiation and development of client relationships, the opening of new client service centers, the recruitment, motivation and retention of qualified personnel, the slowing U.S. economy, our ability to find qualified non-U.S. locations and intensified competition among our telecommunications clients will affect growth. Sustaining growth will also require better and faster systems and additional management, operational and financial resources. We cannot assure you that we will be able to manage expanding operations effectively or maintain or accelerate growth.

Dependence on Outsourcing Trend and Industries Served

        Our growth depends in part on continued demand for our services prompted by the outsourcing trend, as well as continued growth in the industries we serve. If the interest in outsourcing wanes or there is a significant downturn in the telecommunications, financial services, consumer products, entertainment or other industries, we could be materially and adversely affected. The telecommunications and financial services industries were under significant economic pressure during 2002.

Possible Volatility of Stock Price

        Our stock price can be volatile, in response to:

  •
  sales or proposed sales by Questor, Thayer or other affiliates;

  •
  variations in quarterly operating results;

  •
  the depth and liquidity of the market for our common stock;

  •
  investor perception of Aegis Communications Group, Inc. and the industry in which it competes;

  •
  the gain or loss of significant customer contracts;

  •
  changes in management;

  •
  changes in or new services by Aegis Communications Group, Inc. or competitors;

  •
  general trends in the industry;

  •
  leverage and future capital requirements; and

  •
  other events or factors.

        In addition, the stock market generally has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. Since July 9, 1998, the market price per share of our common stock has ranged from $3.50 to $0.05. On March 31, 2003, the closing bid price for our stock was $0.05.

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

  •
  changes in our revenue mix among our various service offerings; and

  •
  price competition.

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

Government Regulation

        Both Federal and state governments regulate our business and the CRM industry as a whole. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation will be enacted that regulates our business. The increasing level of DNC legislation, both at the federal and local levels, could cause our operating results to suffer. See "Item 1. Business—Government Regulation."

Dependence on Labor Force

        Our business is very labor intensive and characterized by high personnel turnover. Although by industry standards we believe our employees are highly qualified and well trained, many employees receive modest hourly wages and have relatively short tenure with Aegis Communications Group, Inc. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. Some of our operations require specially trained employees. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of our costs consists of wages paid to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely affect us.

        During 2000, the United Steelworkers of America ("USWA") undertook an effort to organize our call center workforce located in Elkins, West Virginia. We believe that a unionized workforce would be contrary to our best interests, and to our employees', customers' and shareholders' best interests as well, and accordingly, vigorously opposed the unionization effort. Although the USWA ultimately withdrew its election petition in Elkins, there can be no assurances that the USWA or another union will not endeavor to organize our workforce in Elkins or other call center locations. Unionization of our workforce could materially and adversely affect our results of operations.

Competition

        Our industry is very competitive. We cannot assure you that, as the CRM industry continues to evolve, additional competitors with greater resources than ours will not enter the industry or that our clients will not choose to conduct more of their telephone-based sales or customer relationship management activities internally. Further, the impact of non-U.S. companies entering our industry with lower operating costs, the development of new forms of direct sales and marketing techniques such as interactive home shopping through television, computer networks, including the Internet and other media, could adversely effect the demand for our services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the Internet as a tool by our clients could reduce the demand for certain of our offered services. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although we attempt to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. See "Item 1. Business—Industry and Competition."

Reliance on Technology and Computer Systems

        We rely on specialized telecommunications and computer technology to meet our clients' needs. We will need to continue to select, invest in and develop new and enhanced technology to remain competitive. Our future success will also depend on our operational and financial ability to develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our business is highly dependent on our computer and telephone equipment and software systems, the temporary or permanent loss of which could materially and adversely affect our business.

Telephone Service Dependence

        We depend on service provided by various local and long distance telephone companies. If service is disrupted or telecommunications costs increase significantly and we cannot recover those costs by increasing the price of our services, our operating results will suffer.

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

Other Uncertainties

        We discuss other operating, financial or legal risks or uncertainties in this Form 10-K in specific contexts and in our other filings with the SEC. We are also subject to general economic risks, the risk of loss of a major customer and other risks and uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have exposure to market risk associated with the floating rate portion of the interest charged on our Credit Agreement. The Credit Agreement, which matures on April 16, 2004, bears interest at fluctuating rates based on the prime rate. Our exposure to interest rate risk due to changes in prime rate is not expected to be material and, at December 31, 2002, the fair value of the Credit Agreement approximates its related carrying value because the obligation bears interest at the current market rate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages F-1 through F-32 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Recent interpretations of SEC rules for former Arthur Andersen, LLP clients indicated that a re-audit of our 2001 financial statements by our new auditors, BDO Seidman LLP, was necessary. This re-audit was required due to our 2002 sale of Elrick & Lavidge, which required restated financial statement and disclosure presentation for the accounting for discontinued operations.

        As noted in our Form 10-Q for the quarter ended September 30, 2002, we were in discussions with our revolving line of credit lenders, new potential lenders, and our preferred debt holders to refinance our current loan facilities or to extend the maturity date of the existing debt that matures later in 2003. These discussions were continuing at March 31, 2003, and could have had an impact on the disclosures in our 2002 Form 10-K. For this reason, and the delay in the audit completion, we filed a notification of late filing of our Form 10-K.

        On June 28, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent public accountant, as previously reported on Form 8-K filed July 3, 2002. The decision to dismiss Arthur Andersen was recommended by the Audit Committee of our Board of Directors and approved by our Board of Directors.

        We engaged Arthur Andersen on August 22, 2001. In connection with the audit for the fiscal year ended December 31, 2001 and the interim period through the date of the Form 8-K disclosing the dismissal, there were no disagreements between Aegis Communications Group, Inc. and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our consolidated financial statements for the fiscal year ended December 31, 2001. During the fiscal year ended December 31, 2001, and during the fiscal year ending December 31, 2002 through the date of the Form 8-K disclosing the dismissal, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        Arthur Andersen's report on the our consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

        Upon the dismissal of Arthur Andersen on June 28, 2002, we engaged BDO Seidman, LLP ("BDO") to serve as our independent public accountant for the 2002 fiscal year. The change was effective immediately. During the fiscal years ended December 31, 2001, and during the fiscal year ending December 31, 2002 through the date of the Form 8-K disclosing the change, we did not consult with BDO regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements or (iii) any matter that was either the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This information will be contained in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        This information will be contained in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference. Information in the definitive proxy statement section entitled "Report of the Compensation Committee of the Board of Directors" and in the subsection entitled "Performance Graph" are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information will be contained in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information will be contained in our definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Executive Vice President—Corporate Development and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President—Corporate Development and Chief Financial Officer concluded that the our disclosure controls and procedures are effective in timely alerting them to material information relating to Aegis Communications Group, Inc. required to be included in our periodic filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we performed our evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  (1)    FINANCIAL STATEMENTS

          (2)  FINANCIAL STATEMENT SCHEDULES

    See "Index to Consolidated Financial Statements and Financial Statement Schedule" included on page F-1 of this Annual Report on Form 10-K for a listing of the financial statements and schedules filed as a part of this Annual Report on Form 10-K.

          (3)  EXHIBITS

    The exhibits to this report on Form 10-K are listed under Item 15(c) below.

        (b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the registrant in the fourth quarter of 2002.

        (c)  EXHIBITS

    The following exhibits are filed as a part of this Form 10-K Annual Report:

2.1	Agreement and Plan of Merger dated April 7, 1998 between ATC Communications Group, Inc., ATC Merger Sub, Inc., and IQI, Inc. (Incorporated by reference to Exhibit 4.6 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the registrant's Form 10-K Annual Report for the year ended December 31, 1999).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant's Form 10-K Annual Report for the year ended December 31, 2000).
4.1	Specimen of Share Certificate of Company's common stock (Incorporated by reference to Exhibit 4.1 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).
4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant's Form 10-K Annual Report for the year ended June 30, 1994).
4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the registrant's Form 8-K filed on December 20, 1999).
4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).
4.5	Amendment to Series D & E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.2 of the registrant's Form 8-K filed on December 20, 1999).
4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the registrant's Form 8-K filed on December 20, 1999).
10.1
Securities Purchase and Registration Rights Agreement by and between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated April 7, 1998 (Incorporated by reference to Exhibit 4.7 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
10.2
Warrant to Purchase Shares of common stock of ATC Communications Group, Inc. issued to Thayer Equity Investors III, L.P. dated April 7, 1998 (Incorporated by reference to Exhibit 4.8 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
10.3
Second Warrant to Purchase Shares of common stock of ATC Communications Group, Inc. dated May 4, 1998, (Incorporated by reference to Exhibit 10.29 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).

10.4
Promissory Note by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference to Exhibit 10.26 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
10.5
Security Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference to Exhibit 10.27 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
10.6
Pledge Agreement between ATC Communications Group, Inc. and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference to Exhibit 10.28 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
10.7
Reimbursement and Indemnification Agreement by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4, 1998, (Incorporated by reference to Exhibit 10.25 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
10.8
Promissory Note by and between Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P. dated March 31, 1999 in the original principal amount of $5.7 million (Incorporated by reference to Exhibit 10.24 of the registrant's Form 10-K Annual Report for the year ended December 31, 1998).
10.9
Securities Exchange Agreement entered into as of June 30, 1999 by and among Aegis Communications Group, Inc., Thayer Equity Investors III, L.P., Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust and ITC Service Company (Incorporated by reference to Exhibit 10.25 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).
10.10
Series Four Warrant to Purchase Shares of common stock of Aegis Communications Group, Inc. issued to Thayer Equity Investors III, L.P., Edward Blank, The Edward Blank 1995 Grantor Retained Annuity Trust and ITC Service Company dated June 30, 1999 (Incorporated by reference to Exhibit 10.27 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).
10.11
Series Five Warrant to Purchase Shares of common stock of Aegis Communications Group, Inc. issued to Thayer Equity Investors III, L.P. dated June 30, 1999 (Incorporated by reference to Exhibit 10.28 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).
10.12
Parent Guaranty, dated as of August 6, 1999, made by Thayer Equity Investors III, L.P. pursuant to the Fourth Amendment to the Second Amended and Restated Credit Agreement, in favor of each of the Bank of Nova Scotia, as documentation agent and administrative agent for the lenders, and Credit Suisse First Boston, as syndication agent for the lenders (Incorporated by reference to Exhibit 10.30 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).
10.13	Third Amended and Restated Credit Agreement dated December 10, 1999 (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K Current Report filed on December 20, 1999).

10.14
Series F Senior Voting Convertible Preferred Stock Purchase and Registration Rights Agreement dated August 25, 1999 by and among the Company, Questor Partners Fund II, L.P., a Delaware limited partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership, Thayer Equity Investors III, L.P., a Delaware limited partnership, TC Co-Investors, LLC, a Delaware limited liability company, ITC Services Company, Edward Blank, trusts created by Edward Blank as both grantor and trustee under Article Fourth of The Edward Blank 1995 Grantor Retained Annuity Trust, dated December 29, 1995, a trust organized under the laws of New Jersey. (Incorporated by reference to Exhibit 10.31 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).
10.15
Stockholders and Voting Agreement dated as of August 25, 1999 by and among Questor Partners Fund II, L.P., a Delaware limited partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, and Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership and the stockholders listed on Schedule A thereto (Incorporated by reference to Exhibit 10.34 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).
10.16
Amendment No. 1 to the Series F Senior Voting Convertible Preferred Stock Purchase and Registration Rights Agreement dated August 26, 1999 (Incorporated by reference to Exhibit 10.32 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).
10.17
Amendment No. 2 to the Series F Senior Voting Convertible Preferred Stock Purchase and Registration Rights Agreement, dated October 22, 1999 (Incorporated by reference to Exhibit 10.33 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).
10.18
Stockholders Agreement dated December 10, 1999 by and among the Company, Questor Partners Fund II, L.P., a Delaware limited Partnership, Questor Side-by-Side Partners II, L.P., a Delaware limited partnership, Questor Side-by-Side Partners II 3(c)(1), L.P., a Delaware limited partnership, Thayer Equity Investors III, L.P., a Delaware limited partnership and TC Co-Investors, LLC, a Delaware limited liability company. (Incorporated by reference to Exhibit 10.4 of the registrant's Form 8-K filed on December 20, 1999).
10.19
Second Amended and Restated Promissory Note dated May 26, 2000 by and between Aegis Communications Group, Inc. and Michael G. Santry (Incorporated by reference to Exhibit 10.42 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000).
10.20
Second Amended Pledge Agreement dated May 26, 2000 by and between Aegis Communications Group, Inc. and Michael G. Santry (Incorporated by reference to Exhibit 10.43 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000).
10.21
Letter of Amendment, dated April 7, 1998, of Promissory Note by Michael G. Santry in favor of ATC Communications Group, Inc. (Incorporated by reference to Exhibit 4.12 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
10.22
Stock Pledge Agreement between Michael G. Santry and ATC Communications Group, Inc., dated April 7, 1998 (Incorporated by reference to Exhibit 4.13 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).

10.23	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the registrant's Form S-8 Registration Statement—File No. 333-01131).
10.24	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the registrant's Form S-8 Registration Statement—File No. 333-01131).
10.25	Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.27 of the registrant's Form 10-K Annual Report for the year ended December 31, 2001).
10.26
Lease Agreement dated January 1, 1991 by and between Royal Tech Properties, Ltd. and Advanced Telemarketing Corporation. (Incorporated by reference to registrant's Form 10-K Annual Report for the year ended June 30, 1991).
10.27
Employment Agreement between Michael J. Graham and the Company dated May 8, 2000, as amended (Incorporated by reference to Exhibit 10.41 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000).
10.28
Agreement by and among Stephen A McNeely and Aegis Communications Group, Inc. and its subsidiaries dated April 17, 2000 (Incorporated by reference to Exhibit 10.45 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2000).
10.29
Employment Agreement dated October 13, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Thomas P.G. Franklin (Incorporated by reference to Exhibit 10.46 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2000).
10.30
Employment Agreement dated July 16, 2001, by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz. (Incorporated by reference to Exhibit 10.48 of the registrant's Form 10-Q Quarterly Report for the quarterly period ending September 30, 2001).
10.31
Employment Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated December 3, 2001 (Incorporated by reference to Exhibit 10.34 of the registrant's Form 10-K Annual Report for the year ended December 31, 2001).
10.32	Employment Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and it subsidiaries dated August 28, 2000 (filed herewith).
10.33	Agreement between Richard Interdonato and Aegis Communications Group, Inc. and its subsidiaries dated August 8, 2002 (filed herewith).
10.34	Agreement between Herman M. Schwarz and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (filed herewith).
10.35	Agreement between Michael J. Graham and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (filed herewith).
10.36	Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (filed herewith).
10.37	Agreement between Thomas P.G. Franklin and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (filed herewith).
10.38	Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (filed herewith).

16.1	Letter from Arthur Andersen LLP dated July 2, 2002 (Incorporated by reference to Exhibit 16.1 of the registrant's 8-K filed on July 3, 2002).
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the registrant's Form 10-K Annual Report for the year ended June 30, 1998).
23.1	Consent of BDO Seidman, LLP, dated April 15, 2003 (filed herewith).
99.1
Letter from Questor Management Company, dated March 13, 2001 offering to acquire all outstanding shares of common stock not already owned by the acquisition group. (Incorporated by reference to Exhibit 99.3 of the registrant's Form 8-K Report filed on March 22, 2001).
99.2
Letter from Questor Management Company dated June 11, 2001 withdrawing offer to acquire outstanding shares of common stock not already owned by the acquisition group. (Incorporated by reference to Exhibit 99.2 of the registrant's Form 8-K dated June 12, 2001).
99.3
Management representation regarding Arthur Andersen LLP, dated March 29, 2002 (Incorporated by reference to Exhibit 99.3 to the registrant's Form 10-K Annual Report for the year ended December 31, 2001).
99.4	Aegis Communications Group, Inc. Fourth Quarter and Year-End 2002 Earnings release (filed herewith).
99.9	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (attached hereto)

        Copies of the above Exhibits are available to stockholders of current record at a charge of $0.50 per page, minimum of $5.00 each. Direct requests to:

    Aegis Communications Group, Inc.
    Attention: Secretary
    7880 Bent Branch Drive, Suite 150
    Irving, Texas 75063

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: April 15, 2003	By:	/s/ HERMAN M. SCHWARZ Herman M. Schwarz, President and Chief Executive Officer, Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2003	By:	/s/ HERMAN M. SCHWARZ Herman M. Schwarz, President and Chief Executive Officer, Director
Dated: April 15, 2003	By:	/s/ MICHAEL J. GRAHAM Michael J. Graham, Executive Vice President—Corporate Development and Chief Financial Officer
Dated: April 15, 2003	By:	/s/ PATRICK W. GROSS Patrick W. Gross, Chairman of the Board, Director
Dated: April 15, 2003	By:	/s/ DEAN ANDERSON Dean Anderson, Director
Dated: April 15, 2003	By:	/s/ HUGH E. SAWYER Hugh E. Sawyer, Director
Dated: April 15, 2003	By:	/s/ STANTON D. ANDERSON Stanton D. Anderson, Director

Dated: April 15, 2003	By:	/s/ HENRY L. DRUKER Henry L. Druker, Director
Dated: April 15, 2003	By:	/s/ PETER D. FITZSIMMONS Peter D. Fitzsimmons, Director
Dated: April 15, 2003	By:	/s/ FREDERIC V. MALEK Frederic V. Malek, Director
Dated: April 15, 2003	By:	/s/ KEVIN J. PROKOP Kevin J. Prokop, Director
Dated: April 15, 2003	By:	/s/ CHRISTOPHER M. TEMPLE Christopher M. Temple, Director
Dated: April 15, 2003	By:	/s/ JOSH S. WESTON Josh S. Weston, Director

CERTIFICATION

I, Herman M. Schwarz, certify that:

1.
I have reviewed this annual report on Form 10-K of Aegis Communications Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ HERMAN M. SCHWARZ Herman M. Schwarz President & Chief Executive Officer

CERTIFICATION

I, Michael J. Graham, certify that:

1.
I have reviewed this annual report on Form 10-K of Aegis Communications Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ MICHAEL J. GRAHAM Michael J. Graham Executive Vice President—Corporate Development And Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

        All other schedules are omitted since the required information is not applicable or is not material or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Board of Directors and Shareholders
of Aegis Communications Group, Inc.

        We have audited the accompanying consolidated balance sheets of Aegis Communications Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2000, 2001 and 2002. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2000, 2001 and 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

Draft

BDO Seidman LLP

Dallas, Texas
April 14, 2003

Aegis Communications Group, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2000	2001	2002
Revenues	$267,496	$214,410	$135,894
Operating costs:
Cost of services	182,548	141,643	93,492
Selling, general and administrative expenses	67,740	55,542	43,118
Depreciation and amortization	13,446	14,014	13,013
Acquisition goodwill amortization	2,378	2,377	—
Restructuring charges	3,539	—	900

Total operating expenses	269,651	213,576	150,523

Operating income (loss)	(2,155)	834	(14,629)
Interest expense, net	4,516	2,951	1,160
Non-cash interest expense	1,210	1,374	1,565

Loss from continuing operations before income taxes	(7,881)	(3,491)	(17,354)
Current taxes	—	—	(107)
Deferred taxes	(2,305)	5,774	9,778

Net loss from continuing operations	(5,576)	(9,265)	(27,025)

Discontinued operations:
Loss from operations of discontinued segment, net of taxes	(808)	(105)	(94)
Estimated gain on disposal of business segment, net of taxes	—	—	8,283

Loss before cumulative effect of change in accounting principle	(6,384)	(9,370)	(18,836)
Cumulative effect of change in accounting for goodwill impairment, net of taxes	—	—	(43,448)

Net loss	(6,384)	(9,370)	(62,284)

Preferred stock dividends	6,775	7,572	8,468

Net loss available to common shareholders	$(13,159)	$(16,942)	$(70,752)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(0.24)	$(0.32)	$(0.68)
Discontinued operations	(0.01)	—	0.16
Cumulative effect of change in accounting principle	—	—	(0.83)

Net loss applicable to common shareholders	(0.25)	(0.32)	(1.35)

Weighted average shares of common stock outstanding:
Basic	52,004	52,171	52,171
Diluted	52,004	52,171	52,171

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

December 31, 2001 and 2002

(In thousands, except share and per share amounts)

	2001	2002
Assets
Current assets:
Cash and cash equivalents	$1,080	$1,584
Accounts receivable—trade, less allowance for doubtful accounts of $512 and $639, respectively	32,693	20,871
Current deferred tax assets	1,032	—
Prepaid expenses and other current assets	2,182	1,379
Current assets of discontinued operations	4,884	—

Total current assets	41,871	23,834
Property and equipment, net of accumulated depreciation of $54,364 and $66,797 respectively	34,698	28,627
Costs in excess of net assets acquired, net of accumulated amortization of $10,216	43,448	—
Deferred tax assets, net	8,746	—
Deferred financing costs, net of accumulated amortization of $2,085 and $2,641, respectively	746	189
Other assets	128	28
Net long-term assets of discontinued operations	887	—

	$130,524	$52,678

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets (Continued)

December 31, 2001 and 2002

(In thousands, except share and per share amounts)

	2001	2002
Liabilities & Shareholders' Equity (Deficit)
Current liabilities:
Current portion of capital leases	$3,287	$1,333
Accounts payable	3,265	3,375
Accrued compensation expense and related liabilities	4,474	3,764
Accrued interest expense	281	160
Other current liabilities	12,968	9,843
Net current liabilities of discontinued operations	3,186	553

Total current liabilities	27,461	19,028
Revolving line of credit	13,800	5,900
Capital lease obligations, net of current portions	2,655	1,873
Subordinated indebtedness due to affiliates	12,371	13,936
Commitments and contingencies
Redeemable convertible preferred stock
46,750, 9.626% cumulative Series F shares issued and outstanding in 2001 and 2002	51,816	57,491
Shareholders' equity (deficit):
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2001 and 2002; 111,702 and 129,423 convertible 15% cumulative Series D shares issued and outstanding in 2001 and 2002, respectively; 63,608 and 73,699 convertible 15% cumulative Series E shares issued and outstanding in 2001 and 2002, respectively	2	2
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued and outstanding in 2001 and 2002	526	526
Additional paid-in capital	81,539	75,852
Treasury shares; at cost, 475,600 held in 2001 and 2002	(1,199)	(1,199)
Retained deficit	(58,447)	(120,731)

Total shareholders' equity (deficit)	22,421	(45,550)

	$130,524	$52,678

The accompanying notes are an integral part of the consolidated financial statements

Aegis Communications Group, Inc.

Consolidated Statements of Shareholders' Equity (Deficit)

December 31, 2000, 2001 and 2002

(In thousands, except share amounts)

	Preferred Stock
	Series B		Series D		Series E		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Cumulative Translation Adjustment	Retained Deficit	Total Shareholders' Equity (Deficit)
Balance at December 31, 1999	29,778	$—	83,206	$1	47,381	$1	52,492,616	$525	761,000	$(1,918)	$91,674	$88	$(42,743)	$47,628
Proceeds from sale of treasury shares	—	—	—	—	—	—	—	—	(285,400)	719	(443)	—	—	276
Exercise of stock options	—	—	—	—	—	—	154,152	1	—	—	183	—	—	184
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	13,201	—	7,517	—	—	—	—	—	(4,703)	—	—	(4,703)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(17)	—	(17)
Net loss													(6,384)	$(6,384)

Balance at December 31, 2000	29,778	$—	96,407	$1	54,898	$1	52,646,768	$526	475,600	$(1,199)	$86,711	$71	$(49,127)	$36,984
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	15,295	—	8,710	—	—	—	—	—	(5,172)	—	—	(5,172)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(71)	50	(21)
Net loss													(9,370)	$(9,370)

Balance at December 31, 2001	29,778	$—	111,702	$1	63,608	$1	52,646,768	$526	475,600	$(1,199)	$81,539	$—	$(58,447)	$22,421
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	17,721	—	10,091	—	—	—	—	—	(5,687)	—	—	(5,687)
Net loss													(62,284)	$(62,284)

Balance at December 31, 2002	29,778	$—	129,423	$1	73,699	$1	52,646,768	$526	475,600	$(1,199)	$75,852	$—	$(120,731)	$(45,550)

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2000	2001	2002
OPERATING ACTIVITIES
Net loss	$(6,384)	$(9,370)	$(62,284)
Less: Loss from discontinued segment	808	105	94
Gain on disposal of business segment	—	—	(8,283)
Cumulative effect of accounting change	—	—	43,448

Loss from continuing operations	(5,576)	(9,265)	(27,025)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,446	14,014	13,013
Acquistion goodwill amortization	2,378	2,377	—
Accumulated depreciation related to disposed assets	(1,457)	—	(23)
Non-cash interest expense	1,210	1,374	1,565
Other	(22)	23	—
Deferred tax (benefit) expense	(2,305)	5,774	9,778
Changes in operating assets and liabilities:
Accounts receivable	(18,871)	33,142	12,824
Prepaid and other current assets	(185)	614	803
Other assets	104	2	100
Accounts payable and other accrued liabilities	4,600	(7,999)	(721)
Other current liabilities	2,863	34	(3,135)

Net cash provided by (used in) operating activities from continuing operations	(3,815)	40,090	7,179
INVESTING ACTIVITIES
Capital expenditures	(12,135)	(7,413)	(5,109)
Disposal of fixed assets	—	—	23
Proceeds from the sale of business segment	—	—	12,371

Net cash provided by (used in) investing activities from continuing operations	(12,135)	(7,413)	7,285
FINANCING ACTIVITIES
Payments on revolving line of credit	(20,334)	(83,000)	(69,638)
Proceeds from revolving line of credit	33,000	51,800	61,738
Payments on capital lease obligations	(2,663)	(2,691)	(4,013)
Proceeds from exercise of stock options	184	—	—
Proceeds from sale of treasury stock	276	—	—

Net cash provided by (used in) financing activities from continuing operations	10,463	(33,891)	(11,913)

Net cash provided by (used in) continuing operations	(5,487)	(1,214)	2,551
Effect of exchange rates on cash	(17)	—	—
Net cash provided by (used in) discontinued operations	468	515	(2,047)

Net increase (decrease) in cash and cash equivalents	(5,036)	(699)	504
Cash and cash equivalents at beginning of period	6,815	1,779	1,080

Cash and cash equivalents at end of period	$1,779	$1,080	$1,584

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$6,764	$7,561	$8,457
Non-cash proceeds from sale of discontinued segment	$—	$—	$1,002
Equipment acquired under capital lease obligations	$1,833	$5,665	$1,277
Supplemental information for cash paid during the period for:
Interest	$4,170	$3,184	$1,310

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Non-Cash Investing and Financing Activities

        During 2000, 2001 and 2002 the Company converted $2,072, $2,400 and $2,781 respectively in dividends on the Series D and E convertible preferred stock into additional Series D and E shares.

        During 2000, 2001 and 2002 the Company added $4,692, $5,161 and $5,676 respectively in dividends on the Series F redeemable convertible preferred stock into to the investment value of such shares.

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

        At December 31, 2002, Aegis had the following operating subsidiaries:

Name	State of incorporation	Date acquired	Percentage ownership		Principal business activity
Advanced Telemarketing	Nevada	July 1998	98.9	%(1)	Customer solutions
InterServ Services Corporation	Delaware	July 1997	100.0%		Customer solutions
Lexi International, Inc.	California	November 1996	100.0%		Customer solutions
IQI, Inc.	New York	N/A	100.0%		Customer solutions
EBA Direct, Inc.	Canada	N/A	100.0%		Customer solutions

(1)
The minority interest in Advanced Telemarketing is immaterial to the Company's consolidated financial statements. Additionally, Advanced Telemarketing currently maintains a negative equity position. Accordingly, no minority interest has been presented in the accompanying consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of consolidation.    The consolidated financial statements include the accounts of Aegis and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Key estimates and assumptions impacting the amounts recorded in the consolidated financial statements include reserves for recoverability of receivables and the deferred tax asset, as well as liability reserves related to transmission commitments.

        Operating Segments.    The Company operates in one business segment: the provision of outsourced telecommunications-based CRM. During 2002 the Company sold its marketing research division, which had been previously reported as a separate segment.

        Revenue recognition.    Customer solutions revenues earned under contracts based on time incurred and/or on transactions handled are recognized after the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

        Cash and Cash Equivalents.    The Company considers all highly liquid instruments purchased with acquisition maturities of three months or less to be cash equivalents.

        Accounts Receivable.    Trade receivables are comprised primarily of amounts owed to Aegis through its CRM services and are presented net of an allowance for doubtful accounts. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments. The amount of the allowance for doubtful accounts is calculated as follows: Account balances over 90 days past due are specifically identified and reserved. An additional reserve amount equal to two percent of the remaining accounts receivable balance is added to the amount for which a specific reserve was established based on historical trends. This combined amount comprises the balance in the allowance account. The adequacy of the reserve is periodically reviewed to determine its appropriateness.

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

        Cost in excess of net assets acquired.    In June 2001, the Federal Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion 16 "Business Combinations" ("APB 16") and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. (See Note 4—"Goodwill and Other Intangible Assets—Adoption of SFAS 142").

        Impairment of long-lived assets.    On January 1, 2002 the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In the event that facts and circumstances indicate that the value of property and equipment or other long-term assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required.

        Deferred financing costs.    Deferred financing costs are amortized over the term of the related debt using the straight-line method.

        Foreign currency translation.    For fiscal year 2000, the financial position and results of operations of the Company's Canadian subsidiary ("EBA Direct") were measured using local currency as the functional currency. Assets and liabilities were translated using the end of period exchange rates while the statements of operations were translated at the average exchange rate prevailing during the period. The translation adjustment arising from the use of different exchange rates from period to period was reported as a cumulative translation adjustment in stockholders' equity. The Company's accounting was in accordance with SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. As of December 31, 2002, the Company has no foreign-based operations and thus no cumulative translation adjustment. No separate statement of comprehensive income is presented as the amounts are immaterial for all periods.

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

        Concentration of credit risk.    The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues and receivables. (See Note 14.—"Major Clients")

        Accounting for stock-based compensation.    The Company provides stock options and other stock-based awards to certain employees and directors. The company accounts for these awards using the intrinsic method pursuant to Accounting Principles Board Opinion 25 "Accounting for Stock Issued to

Employees" ("APB 25") and related interpretations. If the Company had elected to recognize compensation cost for the issuance of options to employees of the company based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123 "Accounting for Stock Based Compensation," ("SFAS 123") net income and earnings per share would have been impacted as follows:

	Year ended December 31,
	2000	2001	2002
Net loss
As reported	(6,384)	(9,370)	(62,284)
Proforma compensation expense, net of tax	1,850	1,414	889

Proforma	(8,234)	(10,784)	(63,173)

Basic loss per share:
As reported	(0.25)	(0.32)	(1.35)
Proforma	(0.29)	(0.35)	(1.37)
Diluted loss per share:
As reported	(0.25)	(0.32)	(1.35)
Proforma	(0.29)	(0.35)	(1.37)

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS"). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, Aegis has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No 25 and has made the applicable disclosures in the footnotes to the consolidated financial statements.

        Earnings (loss) per share.    The Company accounts for earnings (loss) per share ("EPS") in accordance with SFAS No. 128 "Earnings Per Share", which requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

Other New Accounting Requirements

        In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of Business" (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company implemented SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on our results of operations and financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") which eliminates inconsistencies between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company has not yet determined the effect SFAS 145 will have on our financial position, if any.

        On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on results of operations and financial position.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In November 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness to others.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), which amended SFAS 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, Aegis has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25, and has made the applicable disclosures in the footnotes to the consolidated financial statements.

        In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently have any material variable interest entities therefore, none will be consolidated as a result of FIN 46.

3. PROPERTY AND EQUIPMENT

        Property and equipment, at cost consisted of the following:

	December 31,
	2001	2002
Office furniture and equipment	$12,862	$11,913
Computer equipment	39,340	41,106
Computer software	8,275	10,877
Telecommunications equipment	19,119	21,502
Leasehold improvements	9,466	10,026

	89,062	95,424

Less: Accumulated depreciation and amortization	(54,364)	(66,797)

	$34,698	$28,627

4. GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS 142

        In June 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including amortization goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. SFAS 141 and SFAS 142 are effective for all business combinations completed after September 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.

        The adoption of SFAS 141 did not have a material impact on the Company's results of operations and financial position. The Company implemented SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired. In connection with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test during the quarter ended September 30, 2002. A third party engaged by the Company performed the valuation. As a result of the performance of the impairment test, the Company concluded that goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43,448. The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

Transitional Disclosures

        Net loss available to common shareholders and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the years ended December 31, 2000, 2001 and 2002 are as follows:

	Year Ended December 31,
	2000	2001	2002
	(Dollars in thousands)
Net loss	$(6,384)	$(9,370)	$(62,284)
Add back: Amortization of costs in excess of net assets acquired	2,378	2,377	—

Adjusted net loss	$(4,005)	$(6,993)	$(62,284)

Basic and diluted earnings per share:
Net loss	$(0.25)	$(0.32)	$(1.35)
Amortization of costs in excess of net assets acquired	0.04	0.04	—

Adjusted net loss	$(0.21)	$(0.28)	$(1.35)

Acquisitions

        The Company made no acquisitions during the years ended December 31, 2000, 2001 and 2002.

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

        The Company's results for 2000 included restructuring charges of $3,539 ($2,185, net of taxes) recorded during the second quarter of 2000 in connection with the transition in the Company's executive management team and actions taken to implement a plan designed to improve productivity by streamlining the Company's operating platform. All recorded accruals, except for $336 related to the resolution of lease litigation, were fully utilized at December 31, 2002. The resolution of the lease litigation will be paid out over the remaining term of the lease, which expires in July 2007.

        The Company's results for 2002 included restructuring charges of $900 (net of taxes) recorded during the second quarter of 2002 related to the closing of its Atlanta call center facilities. Included in the restructuring charges was $750 in non-cancelable lease costs that includes a future payment of an early lease buyout as provided in the lease. The remainder of the charges related primarily to the removal from operations and / or disposal of certain leasehold improvements, equipment, furniture and fixtures. At December 31, 2002, $457 remains unutilized.

        The following table details the restructuring and other non-recurring charges for the years ended December 31, 2000, 2001 and 2002:

	Year ended December 31,
	2000	2001	2002
Severance costs and consolidation of certain administrative functions	$1,440	$—	$—
Other non-recurring charges	2,099	—	900

Total	$3,539	$—	$900

6. LONG-TERM DEBT

        In conjunction with the December 10, 1999 closing of the Questor investment in Series F Preferred Stock (see Note 7) and the associated repayment of bank debt, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with The Bank of Nova Scotia and Credit Suisse First Boston (the "Lenders"), thereby curing all outstanding defaults existing at December 31, 1999. Under the Credit Agreement, the Lenders expanded their aggregate revolving line of credit facility commitments from $30,000 to $45,000. Certain financial targets were met by the Company in the fourth quarter of 1999, resulting in a $1,500 commitment increase, to $46,500. Certain financial targets were also met by the Company in the first quarter of 2000, resulting in a $2,500 increase in the commitment bringing the total revolving facility to $49,000. Borrowings under this Credit Agreement bore interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate ("LIBOR") at the Company's election. The margin above the applicable prime rate or LIBOR is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. The weighted-average interest rate at December 31, 2001 and 2002 was 4.2% and 5.0%, respectively. Interest payments are due quarterly. Accrued interest at December 31, 2001 and 2002 was $230 and $109, respectively. Interest expense was $4,020, $2,325, and $608 for 2000, 2001 and 2002, respectively.

        As a result of charges recorded in the second quarter of 2000 (see Note 3), the Company was in default of certain covenants of the Credit Agreement at June 30, 2000. On July 28, 2000, following negotiations with the Lenders, the Company entered into the First Amendment to the Credit Agreement (the "First Amendment"), which: i) waived the Company's default under certain financial covenants of the Credit Agreement; and ii) amended and restated certain covenants of the agreement related to the interest rate, availability under the revolving line of credit, and certain financial targets. As a result of the default and subsequent First Amendment, the Company's borrowing base was limited to $49,000 and an interest rate grid was established that adjusted the financial targets three times in 2001.

        As a condition of obtaining the lender's consent on the sale of the collateralized assets of Elrick and Lavidge on April 12, 2002, the Company agreed to reduce the size of the revolving commitment under the Credit Agreement to $35,000 from $49,000. During the quarter ended September 30, 2002 in order to reduce costs, the Company reduced the size of the revolving commitment from $35,000 to $30,000, as it did not believe the loan borrowing base would necessitate the level of commitment. Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement. At December 31, 2001 and 2002, the available borrowing capacity under the Credit Agreement was approximately $18,000 and $9,700, respectively.

        On April 14, 2003 the Company entered into the Fourth Amended and Restated Credit Agreement with Bank of Nova Scotia and Credit Suisse First Boston. Under the amended agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003. The Company also agreed to reduce the aggregate revolving commitments under the agreement from $30,000 to $19,000. Additionally, the amended agreement requires that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement were fixed on prime borrowings until the maturity of the agreement. A fee of $200 was paid upon closing of the amended agreement. The amended agreement is also subject to certain other contingent fees during its term. At December 31, 2002 and 2001, the Company was in compliance with the covenants of the Credit Agreement, as amended. However, based on the trailing twelve-month covenants for the period ended March 31, 2003, the Company was in default of certain covenants. Such covenants, however, were waived under the Fourth Amended and Restated Credit Agreement.

        The Credit Agreement contains various covenants that limit, among other things, the operating subsidiaries' indebtedness, capital expenditures, investments, and requires the operating subsidiaries to meet certain financial covenants. Similarly, under the terms of the Company's guaranty of our operating subsidiaries' obligations, the Company is subject to certain covenants limiting, among other things, our ability to incur indebtedness, enter into guaranties, and acquire other companies. The Credit Agreement is collateralized by liens on the operating subsidiaries' accounts receivable, furniture and equipment, and is guaranteed by the Company. At December 31, 2001 and 2002 the Company was in compliance with all such covenants.

        The Company has granted to the Lenders a security interest in all of the assets of the Company including, without limitation, the pledge of all the capital stock of Lexi, InterServ and ATC owned by the Company. In addition, these subsidiaries have guaranteed the obligations of the Company. The Credit Agreement also prohibits the Company from paying cash dividends on its Common Stock until all the Lenders' commitments have been terminated and all of our obligations under the Credit Agreement have been satisfied.

        The Company entered into an interest rate collar agreement in 1999 with an original notional principal amount of $19,600 whereby it paid interest at LIBOR, subject to a floor of 5.6% and a cap of 8.0%. The agreement terminated on March 31, 2000. The effect of this agreement on interest expense for the years ended December 31, 2000 was immaterial.

        Long-term debt at December 31, 2001 and 2002, is summarized below:

	2001	2002
Revolving line of credit	$13,800	$5,900
Capital lease obligations	5,942	3,206
Subordinated indebtedness due to affiliates	12,371	13,936

	32,113	23,042
Less current maturities	(3,287)	(1,333)

	$28,826	$21,709

        Future maturities of long-term debt at December 31, 2002 are as follows:

Years ending December 31,
2003	1,333
2004	20,877
2005	324
2006	267
2007	241
and thereafter	—

$23,042

7. SUBORDINATED INDEBTEDNESS

	December 31,
	2001	2002
Note I payable to an affiliate	$7,890	$8,894
Note II payable to an affiliate	3,481	4,042
Note payable to a shareholder	1,000	1,000

	$12,371	$13,936

Note I Payable to an Affiliate

        On March 30, 1999, Thayer Equity Investors III, L.P. ("Thayer Equity") provided us with $5,667 in subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The note payable is convertible into the Company's Common Stock at a conversion price of $1.15 per share. The note payable matures on April 17, 2004 with interest payable at a 12% annual rate. Payments under the note payable are subordinated to the Credit Agreement; therefore, quarterly accrued interest is rolled into the principal balance of the note payable. The Company recognized $793, $891 and $1,000 in interest expense during 2000, 2001 and 2002, respectively pursuant to the note payable. On April 14, 2003, the Company reached agreement with the note holder to extend the maturity date of the note from August 31, 2003 to April 17, 2004.

Note II Payable to an Affiliate

        In connection with a March 1998 amendment to the Credit Agreement, IQI issued a subordinated note payable to Thayer of $2,000 due April 17, 2004 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down a $1,000 portion of the Credit Agreement. Payments under the note payable are subordinate to the Credit Agreement. Therefore, quarterly accrued interest is rolled into the principal balance of the note payable. The Company recognized $417, $482 and $560 in interest expense during 2000, 2001 and 2002, respectively pursuant to this note payable. On April 14, 2003, the Company reached agreement with the note holder to extend the maturity date of the note from August 31, 2003 to April 17, 2004.

Note Payable to a Shareholder

        In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3,000. In December 1997, IQI and the shareholder consummated an agreement (the "IQI Agreement") to settle outstanding issues between the shareholder, IQI and Thayer (IQI's principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1,000 and the interest rate increased from 8% to 12% on the remaining note. The $2,000 reduction to the shareholder note was treated as a contribution of capital by the shareholder. The Company recognized $122, in interest expense during 2000, 2001 and 2002, pursuant to this note payable. On April 14, 2003, the Company reached agreement with the note holder to extend the maturity date of the note from November 18, 2003 to April 17, 2004.

Indebtedness Converted to Preferred Stock in 1999

        In connection with the Merger, on July 9, 1998, The Company issued a subordinated note payable to Thayer of $6,872 due August 31, 2003 and bearing interest at a 12% annual rate. Proceeds from the note payable were used to pay-off certain obligations of ATC and for transaction expenses related to the Merger. Also in connection with the Merger, The Company obtained a commitment from Thayer and a Thayer-led group of shareholders to provide up to $4,000 of additional working capital to us. On July 29, 1998 and October 23, 1998, The Company executed notes payable aggregating $1,900 and $2,100, respectively, pursuant to this commitment. The notes payable were to mature on August 31, 2003 with interest payable quarterly at an annual rate of 12%. The Company recognized $705 in interest expense during 1999 pursuant to these notes payable. In June 1999 these notes were converted into two new series of convertible preferred stock.

        As a result of the extension of maturities on the Company's revolving line of credit and subordinated debt instruments, accomplished prior to the issuance of the Company's financial statements, amounts outstanding on those instruments at December 31, 2002 have been classified as long-term.

8. LEASES

        The Company has capital leases covering certain equipment. The Company also leases property and certain other equipment under operating leases. Capital leases are included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2001	2002
Equipment	$13,670	$6,990
Less: accumulated depreciation	(7,021)	(2,182)

	$6,649	$4,808

        Future minimum lease payments for all non-cancelable leases with initial or remaining terms of one year or more at December 31, 2002 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2003	$1,424	$5,807
2004	1,250	3,987
2005	380	3,659
2006	300	3,066
2007	250	2,863
and thereafter	—	2,260

Total minimum future lease payments	$3,604	$21,642

Less: amounts representing interest	(398)

Present value of future lease payments	$3,206

        Rent expense on operating leases for the years ended December 31, 2000, 2001 and 2002 was $7,496, $6,821 and $5,945 respectively.

9. PREFERRED STOCK

        The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 205,088 and 232,901 shares as of December 31, 2001 and 2002, respectively, through its Series B, D and E Preferred Stock. Additionally, the Company has issued and outstanding 46,750 shares of Series F Preferred Stock at December 31, 2001 and 2002.

Series B Preferred Stock

        At December 31, 2001 and 2002, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares were previously issued by ATC, are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $167 and $178 at December 31, 2001 and 2002, respectively.

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

Series F Preferred Stock

        On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Redeemable Preferred F senior voting convertible preferred stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Investors") for an aggregate purchase price of $46,750. The Questor Investors obtained the funds used to acquire the Series F Preferred Stock through capital contributions by their partners. The Company used the net proceeds from the sale of the Series F Preferred Stock to repay outstanding bank debt and pay transaction expenses. The Series F Preferred Stock are entitled to receive dividends, in preference to all other capital stock of Aegis Communications Group, Inc., except for the Company's Series B Preferred Stock, at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock, to the extent that dividends have not been paid, are added to the investment value of such shares. The Series F Preferred Stock are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value of the Series F Preferred Stock. The Series F Preferred Stock have a liquidation preference equal to the investment value of such shares. The Series F Preferred Stock vote on an as-converted basis. Because the Series F Preferred Stock are redeemable at the option of the Questor Investors in the event of a change of control, the Series F Preferred Stock are classified as neither debt nor equity on the consolidated balance sheets at December 31, 2001 and 2002.

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

        Basic and diluted weighted average shares outstanding for the years ended December 31, 2000, 2001 and 2002 were computed as follows:

	Year ended December 31,
	2000	2001	2002
Basic and Diluted (in thousands)
Weighted average common shares outstanding	52,613	52,647	52,647
Weighted average treasury shares	(609)	(476)	(476)

Shares used in EPS calculation	52,004	52,171	52,171

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:
Shares issuable under option agreements	12,463	8,748	7,532
Shares issuable under warrant agreements	2,756	2,756	2,756
Shares issuable upon conversion of preferred stock	59,180	65,789	73,155
Shares issuable upon conversion of convertible debt	6,086	6,861	7,734

11. INCOME TAXES

        The components of the income tax expense (benefit) applicable to continuing operations are as follows:

	Year ended December 31,
	2000	2001	2002
Current
Federal	—	—	(107)
State	—	—	—
Deferred
Federal	(2,004)	(226)	—
State	(301)	—	—
Valuation allowance	—	6,000	9,778

Total income tax expense (benefit)	$(2,305)	$5,774	$9,671

        A reconciliation of the expected statutory federal income tax expense (benefit) to the actual expense (benefit) based on pre-tax loss is as follows for 2000 and 2001. For 2002, the actual expense differs from the expected expense as the Company provided a full valuation allowance against the beginning of year deferred tax asset and the tax benefits related to losses incurred in 2002.

	Year ended December 31,
	2000	2001
Expected federal tax benefit at the statutory rate	$(2,985)	$(1,258)
State taxes, net of federal benefit	(196)	—
Goodwill amortization and acquisition costs	832	909
Other items	44	123
Valuation allowance	—	6,000

Total income tax expense (benefit)	$(2,305)	$5,774

        The components of deferred taxes included in the accompanying consolidated balance sheets as of December 31, 2001 and 2002 are as follows:

	2001	2002
Deferred tax assets:
Bad debt reserve	$309	$244
Accrued expenses	740	856
Net operating loss carryforwards	14,274	16,833
Tax credits	1,142	1,142
Depreciation	22	—

Gross deferred tax assets	16,487	19,075
Deferred tax liabilities
Depreciation	—	637

Gross deferred tax liabilities	—	637
Valuation allowance	(6,709)	(18,438)

Net deferred tax asset	$9,778	$—

        At December 31, 2002, the Company had net operating loss carryforwards of approximately $44,000 and unutilized tax credits of approximately $1,100. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carryforwards and tax credits begin to expire from 2013 through 2021. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

12. DISCONTINUED OPERATIONS

        On April 12, 2002, the Company completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc. The Company determined, after a full evaluation, that marketing research services were not viewed by its core clients as a value added service when coupled with its customer relationship management offerings. As a result, the Company concluded that the Elrick & Lavidge division was not integral to Aegis' future growth strategies. Proceeds from the sale were used to completely pay down the then outstanding balance on the Company's revolving line of credit.

        Cash proceeds from the sale were $12,200. Certain purchase price adjustments, the calculations for which are not yet final, are under review by the parties as of the date of these unaudited consolidated financial statements. The purchase price adjustment is estimated at approximately $1,173 resulting in total estimated proceeds on the disposition of $13,373. Of the total proceeds, $625 remains in escrow and $377 represents trade accounts receivable. These amounts are included in the Company's accounts receivable balance at December 31, 2002. The assets sold consisted primarily of third party accounts receivable, property and equipment, and other assets including customer contracts. The buyer assumed no liabilities. In the quarter ended June 30, 2002, the Company recognized a gain on disposal of the segment of $8,283, including expenses associated with the sale of $1,552. Elrick & Lavidge's revenues, reported in discontinued operations, for the years 2000, 2001 and 2002 were $27,868, $22,932 and $6,153, respectively.

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

13. COMMITMENTS AND CONTINGENCIES

        The Company has agreements with certain telephone long distance carriers which currently range from 29 months to 57 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,160 over a 36-month period. During the fourth quarter, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

        On December 31, 2002, the Company had outstanding an irrevocable letter of credit expiring June 1, 2003 of approximately $738. The letter will automatically extend for one year from the expiration date unless the Company notifies the issuer not to renew. The letter is being maintained as security for the Company's self-insured portion of its workers' compensation insurance program. The agreement provides for quarterly increases of $246 through March 1, 2003 to an aggregate total of $984.

        On December 31, 2002, the Company had outstanding an irrevocable letter of credit expiring May 9, 2003, of approximately $400. The letter will automatically extend for one year from the expiration date unless the Company notifies the issuer not to renew. The letter is being maintained to support licensing requirements related to certain contractual obligations entered into by the Company.

        The Company is party to certain legal proceedings incidental to its business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the claims are without merit and that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position or results of operations of Aegis Communications Group, Inc.

14. MAJOR CLIENTS

        The Company had earned revenue from major clients (those clients representing 10% or more of consolidated revenues) of the following amounts for the periods indicated.

	Years ended December 31,
Revenues
	2000	2001	2002
Client A	$106,477	$69,785	$29,962
Client B	$13,913	$37,061	$35,300
Client C	$39,898	$33,534	$17,752

        The Company held receivables from major clients (those clients with accounts receivable balances in excess of 10% of the Company's total accounts receivable balance) of the following amounts at December 31:

	Years ended December 31,
Receivables
	2001	2002
Client A	$6,875	$4,197
Client B	5,400	2,534
Client C	2,343	3,245

15. STOCK OPTIONS AND WARRANTS

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

        The following table summarizes certain information related to options for common stock:

	IQI Plan/ATC Plans		1998 Plan
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 1999	4,939,015	$1.86	3,016,838	$1.43
Granted	—	—	6,694,000	$1.92
Forfeited	(1,102,427)	$2.86	(930,558)	$2.81
Exercised	(1,872)	$0.85	(152,280)	$2.79

Outstanding at December 31, 2000	3,834,716	$1.57	8,628,000	$1.75
Granted	—	—	3,419,000	$0.51
Forfeited	(2,298,106)	$1.78	(4,835,500)	$1.69
Exercised	—	—	—	—

Outstanding at December 31, 2001	1,536,610	$2.09	7,211,500	$0.81
Granted	—	—	585,000	$0.15
Forfeited	—	—	(1,801,500)	$0.95
Exercised	—	—	—	—

Outstanding at December 31, 2002	1,536,610	$2.09	5,995,000	$0.71

        Information with respect to stock options outstanding as of December 31, 2002, under the three stock plans is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted average exercise price	Weighted average remaining life (months)	Number Exercisable at December 31, 2002	Weighted average exercise price
$0.12 to $0.50	1,980,000	$0.33	108.4	465,000	$0.40
$0.51 to $1.00	3,140,839	$0.73	95.6	1,772,283	$0.79
$1.01 to $2.00	1,477,097	$1.43	66.3	1,234,708	$1.40
$2.01 to $4.00	933,674	$2.58	53.6	933,674	$2.58

$0.12 to $4.00	7,531,610	$0.99	88.0	4,405,665	$1.30

        For the years ended December 31, 2000 and 2001 there were 4,822,938 and 3,533,616 exercisable options at a weighted average price of $1.75 and $1.51, respectively.

        The weighted-average fair value of options granted during 2000, 2001 and 2002 was $1.22, $0.47, and $0.15, respectively. The fair values of options issued prior and subsequent to the Merger were estimated on the dates of grant based on the fair value method and the Black-Scholes option pricing model, respectively, with the following assumptions:

	December 31,
	2000	2001	2002
Expected life in years	6 years	10 years	10 years
Risk-free interest rate	6.35%	5.51%	3.83%
Dividend yield	—	—	—
Volatility factor	100.3%	101.9%	141.5%

        These option valuation models require input of highly subjective assumptions. Because change in the subjective input assumptions can materially affect the fair-value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

Warrants Outstanding

        In April 1993, Advanced Telemarketing Corporation ("Advanced") initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan which provides for the granting of options to Advanced's key employees, officers, and directors to purchase shares of Advanced's common stock ("Advanced Common"). In December 1996, ATC initiated the ATC Communications Group, Inc. 1996 Stock Exchange Rights Plan (the "Rights Plan") which provides for holders of options to purchase shares of Advanced Common to exchange shares of Advanced Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged on the ratio of two shares of Common Stock for one share of Advanced Common. At December 31, 2001 and 2002, fully vested options to purchase 11,668 shares of ATC Common were outstanding. The options to purchase ATC Common outstanding at December 31, 2001 and 2002 are subject to the Rights Plan as discussed above.

        In connection with the IQI Agreement (see Note 5), IQI issued warrants to a shareholder to purchase an aggregate of 919,060 common shares for $3,000. The right to exercise the warrants expires at the earlier of i) repayment of the note payable to a shareholder, ii) the date the Company consummates an underwritten public offering of common stock, iii) the consummation date of a sale of the Company, as defined, or iv) November 2003. In December 1997, IQI and the shareholder settled a dispute whereby the shareholder would purchase two-thirds of the common shares subject to warrants (612,714 shares) by paying the exercise price of $2,000. The balance of the warrants remains outstanding and subject to their original terms.

Thayer Warrants

        In connection with the Merger, Thayer provided a guarantee for $2,000 in bridge financing to assist in funding ATC's working capital needs. In connection with the guarantee and for additional consideration of $110, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 per share. The warrants were valued at $188. These warrants are all exercisable and expire August 31, 2003.

        Also in connection with the Merger, the Company received an additional financing commitment from a Thayer-led group to advance to the Company up to an additional $4,000 in subordinated indebtedness (see Note 7). In connection with this commitment, the Company issued the Thayer-led group warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. The warrants were valued at $95. These warrants are all exercisable and expire August 31, 2003.

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

        In consideration of the conversion of the subordinated debt into preferred stock (see Note 9) on June 30, 1999, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity. These warrants are all exercisable and expire June 30, 2004.

16. EMPLOYEE BENEFIT PLANS

        The Company sponsors a defined contribution 401(k) plan (the "Plan") covering all eligible employees of Aegis. The Company, on a discretionary basis, contributes up to 3% of eligible employee salaries at the rate of 50% of employee contributions payable to the Plan. Employer matching contributions to the Plan for the year ended December 31, 2000, 2001 and 2002, were approximately $486, $452 and $150, respectively.

17. RELATED PARTY TRANSACTIONS

        In February 2002, Aegis was granted a summary judgment in a case against Mr. Michael G. Santry, a former director of the Company, pursuant to a suit filed by the Company on July 5, 2001 in the District Court of Dallas County to recover monies owed the Company under a secured promissory note dated September 16, 1997. Mr. Santry was ordered to pay Aegis $2,200 plus prejudgment interest. The note bears interest at an annual rate of 7%, and was originally secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry, and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. On July 1, 2000, October 1, 2000, January 1, 2001 and April 1, 2001,

Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel the options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999. Any amounts recovered as a result of the judgment will be recorded as capital upon receipt. As of December 31, 2002 no monies had been recovered as a result of the judgment.

18. OTHER CURRENT LIABILITIES

	Year ended December 31,
	2001	2002
Accrued taxes	$1,437	$1,502
Employee benefit related accruals	1,880	1,681
Unclaimed property	454	1,718
Accrued telecommunications accruals	4,037	431
Accrued expenses, other	5,160	4,511

Total other current liabilities	12,968	9,843

19. REVENUES

        Revenues for the periods ended December 31, 2000, 2001 and 2002 were as follows:

	Years ended December 31,
	2000	2001	2002
Inbound CRM	$174,339	$140,711	$85,289
Outbound CRM	82,515	51,119	26,523
Non-Voice & Other	10,642	22,580	24,082

Total revenues	$267,496	$214,410	$135,894

20. UNAUDITED QUARTERLY FINANCIAL DATA

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$40,445	$33,071	$29,049	$33,329
Operating loss	(983)	(6,233)	(4,866)	(2,547)
Loss before income taxes	(1,698)	(6,855)	(5,569)	(3,232)
Net loss from continuing operations	(1,698)	(16,633)	(5,569)	(3,125)
Net income (loss) from discontinued operations	(138)	44	—	—
Estimated gain on disposal of business segment	—	8,283	—	—
Cumulative effect of change in accounting principle	(43,448)	—	—	—
Net loss(a)	(45,284)	(8,306)	(5,569)	(3,125)
Preferred stock dividends	1,999	2,077	2,170	2,222
Net loss applicable to common shareholders	$(47,283)	$(10,383)	$(7,739)	$(5,347)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.07)	$(0.36)	$(0.15)	$(0.10)
Discontinued operations	—	0.16	—	—
Cumulative effect of change in accounting principle	(0.83)	—	—	—
Net loss applicable to common shareholders	(0.90)	(0.20)	(0.15)	(0.10)
Weighted average common shares:
Basic	52,171	52,171	52,171	52,171
Diluted	52,171	52,171	52,171	52,171
	Three months ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$60,211	$54,498	$50,045	$49,656
Operating income (loss)	3,370	744	(2,761)	(519)
Income (loss) before income taxes	1,942	(355)	(3,742)	(1,336)
Net income (loss) from continuing operations	961	(471)	(2,645)	(7,110)
Net income (loss) from discontinued operations	(351)	(178)	(16)	440
Net loss(a)	610	(649)	(2,661)	(6,670)
Preferred stock dividends	1,787	1,852	1,936	1,997
Net loss applicable to common shareholders	$(1,177)	$(2,501)	$(4,597)	$(8,667)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.02)	$(0.04)	$(0.09)	$(0.17)
Discontinued operations	(0.01)	—	—	0.01
Net loss applicable to common shareholders	(0.03)	(0.04)	(0.09)	(0.16)
Weighted average common shares:
Basic	52,171	52,171	52,171	52,171
Diluted	52,171	52,171	52,171	52,171

(a)
Net loss for the quarter ended June 30, 2002 includes a restructuring charge of $900, a gain from the sale of the Company's marketing research division of $8,283, and a write-down of the Company's deferred tax asset of $9,778.

Aegis Communications Group, Inc. (a)

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2000, 2001 and 2002

(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Net Write-Off	Balance at End of Year
Year Ended December 31, 2000:
Allowance for doubtful accounts	$671	$720	$(422)	$969
Deferred tax asset valuation allowance	$709	$—	$—	$709
Year Ended December 31, 2001:
Allowance for doubtful accounts	$969	$233	$(690)	$512
Deferred tax asset valuation allowance	$709	$6,000	$—	$6,709
Year Ended December 31, 2002:
Allowance for doubtful accounts	$512	$291	$(164)	$639
Deferred tax asset valuation allowance	$6,709	$11,729	$—	$18,438

(1)
This schedule should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
Client Service Centers
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Aegis Communications Group, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)
Aegis Communications Group, Inc. Consolidated Balance Sheets December 31, 2001 and 2002 (In thousands, except share and per share amounts)
Aegis Communications Group, Inc. Consolidated Balance Sheets (Continued) December 31, 2001 and 2002 (In thousands, except share and per share amounts)
Aegis Communications Group, Inc. Consolidated Statements of Shareholders' Equity (Deficit) December 31, 2000, 2001 and 2002 (In thousands, except share amounts)
Aegis Communications Group, Inc. Consolidated Statements of Cash Flows (In thousands)
Aegis Communications Group, Inc. Consolidated Statements of Cash Flows (In thousands)
AEGIS COMMUNICATIONS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share and per share amounts and where noted)
Aegis Communications Group, Inc. (a) Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2000, 2001 and 2002 (In thousands)