Form 10-Q
period 2003-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 2003-05-15
CIK 778426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

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

(972) 830-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on May 14, 2003

COMMON STOCK $.01 PAR VALUE	52,171,168

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2002	March 31, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,584	$2,174
Accounts receivable - trade, less allowance for doubtful accounts of $639 and $636, respectively	20,871	29,080
Prepaid expenses and other current assets	1,379	1,137
Total current assets	23,834	32,391

Property and equipment, net of accumulated depreciation of $66,797 and $69,780 respectively	28,627	26,939

Deferred financing costs, net of accumulated amortization of $2,641 and $2,753, respectively	189	77

Other assets	28	207
	$52,678	$59,614

The accompanying notes are an integral part of these financial statements.

	December 31, 2002	March 31, 2003
		(unaudited)
Liabilities & Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of capital leases	$1,333	$1,236
Accounts payable	3,375	4,050
Accrued compensation expense and related liabilities	3,764	2,087
Accrued interest expense	160	23
Other current liabilities	9,843	11,018
Net current liabilities of discontinued operations	553	506
Total current liabilities	19,028	18,920
Revolving line of credit	5,900	15,425
Capital lease obligations, net of current portions	1,873	1,654
Subordinated indebtedness due to affiliates	13,936	14,354
Commitments and contingencies
Redeemable convertible preferred stock 46,750, 9.626% cumulative Series F shares issued and outstanding in 2002 and 2003	57,491	58,976
Shareholders’ equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2002 and 2003; 129,423 and 134,210 convertible 15% cumulative Series D shares issued and outstanding in 2002 and 2003, respectively; 73,699 and 76,425 convertible 15% cumulative Series E shares issued and outstanding in 2002 and 2003, respectively	2	2
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued and outstanding in 2002 and 2003	526	526
Additional paid-in capital	75,852	74,367
Treasury shares, at cost, 475,600 held in 2002 and 2003	(1,199)	(1,199)
Accumulated deficit	(120,731)	(123,411)
Total shareholders’ deficit	(45,550)	(49,715)
	$52,678	$59,614

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended March 31,
	2002	2003
Revenues	40,445	40,403

Operating costs:
Cost of services	26,398	28,751
Selling, general and administrative expenses	11,834	10,545
Depreciation and amortization	3,196	3,095
Total operating expenses	41,428	42,391
Operating loss	(983)	(1,988)

Interest expense, net	348	274
Non-cash interest expense	367	418
Loss from continuing operations before income taxes	(1,698)	(2,680)
Income tax expense	—	—
Net loss from continuing operations	(1,698)	(2,680)

Discontinued operations:
Loss from operations of discontinued segment, net of taxes	(138)	—

Loss before cumulative effect of change in accounting principle	(1,836)	(2,680)

Cumulative effect of change in accounting for goodwill impairment, net of taxes	(43,448)	—
Net loss	(45,284)	(2,680)

Preferred stock dividends	1,998	2,236
Net loss available to common shareholders	(47,282)	(4,916)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.07)	$(0.09)
Discontinued operations	(0.00)	—
Cumulative effect of change in accounting principle	(0.84)	—
Net loss applicable to common shareholders	$(0.91)	$(0.09)

Weighted average shares of common stock outstanding:
Basic	52,171	52,171
Diluted	52,171	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2002	2003
OPERATING ACTIVITIES
Net loss	$(45,284)	$(2,680)
Less: Loss from discontinued segment	138	—
Cumulative effect of accounting change	43,448	—
Loss from continuing operations	(1,698)	(2,680)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,196	3,095
Accumulated depreciation related to disposed assets	(23)	—
Non-cash interest expense	367	418
Changes in operating assets and liabilities:
Accounts receivable	6,664	(8,209)
Prepaid and other current assets	(31)	242
Other assets	98	(179)
Accounts payable and other accrued liabilities	(2,014)	(1,139)
Other current liabilities	(796)	1,175
Net cash provided by (used in) operating activities from continuing operations	5,763	(7,277)
INVESTING ACTIVITIES
Capital expenditures	(790)	(1,295)
Disposal of fixed assets	23	—
Net cash used in investing activities from continuing operations	(767)	(1,295)
FINANCING ACTIVITIES
Payments on revolving line of credit	(23,625)	(6,475)
Proceeds from revolving line of credit	19,550	16,000
Payments on capital lease obligations	(1,180)	(316)
Net cash provided by (used in) financing activities from continuing operations	(5,255)	9,209
Net cash provided by (used in) continuing operations	(259)	637
Net cash provided by (used in) discontinued operations	627	(47)
Net increase in cash and cash equivalents	368	590
Cash and cash equivalents at beginning of period	1,080	1,584
Cash and cash equivalents at end of period	$1,448	$2,174

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$1,998	$2,236
Supplemental information for cash paid during the period for:
Interest	$433	$395

The accompanying notes are an integral part of these financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data and where noted)

1.     SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and no material changes have occurred with respect to these policies.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.  Certain prior period balances have been reclassified to conform to the 2003 presentation.

2.     PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 232,900 and 240,413 shares as of December 31, 2002 and March 31, 2003, respectively, through its Series B, D and E Preferred Stock.  Additionally, the Company has issued and outstanding 46,750 shares of Series F Preferred Stock at December 31, 2002 and March 31, 2003.

Series B Preferred Stock

At December 31, 2002 and March 31, 2003, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. Accrued dividends payable were $178 at December 31, 2002 and March 31, 2003.

Series D & E Preferred Stock

At December 31, 2002 and March 31, 2003, 129,423 and 134,210 shares, respectively, of Series D Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares are convertible into Company Common Stock at $2.00 per share.  At December 31, 2002 and March 31, 2003, 73,699 and 76,425 shares, respectively, of Series E Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares are convertible into Company Common Stock at $2.375 per share. Both series earn cumulative dividends (payable in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.

Series F Preferred Stock

At December 31, 2002 and March 31, 2003, 46,750 shares of Series F Preferred Stock were issued and outstanding. Holders of Series F Preferred Stock are entitled to receive dividends in preference to all other capital stock of the Company, except for the Company’s Series B Preferred Stock, at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock, to the extent that dividends have not been paid, are added to the investment value of such shares. The Series F Preferred Stock are convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock. The Series F Preferred Stock have a liquidation preference equal to the investment value of such shares, currently $1,370 per share, which liquidation preference is subordinate to the liquidation preference of the Series B Preferred Stock.

For the three months ended March 31, 2003, accrued dividends totaling $751 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $1,485 on the Series F Preferred Stock were added to the investment value of such shares.    In the comparable prior year period, accrued dividends totaling $648 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $1,350 on the Series F Preferred shares were added to the investment value of such shares.

3.     ACCOUNTING FOR STOCK BASED COMPENSATION

The Company provides stock options and other stock-based awards to certain employees and directors. The company accounts for these awards using the intrinsic method pursuant to Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25.  If the Company had elected to recognize compensation cost for the issuance of options to employees of the company based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, net loss and loss per share would have been impacted as follows:

	Three months ended March 31,
	2002	2003
Net loss
As reported	(45,284)	(2,680)
Proforma compensation expense, net of tax	388	445
Proforma	(45,672)	(3,125)

Basic loss per share:
As reported	(0.91)	(0.09)
Proforma	(0.91)	(0.10)

Diluted loss per share:
As reported	(0.91)	(0.09)
Proforma	(0.91)	(0.10)

4.     EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss available to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and convertible preferred stock. Options, warrants, convertible debt and convertible preferred stock were not included in the computation of diluted loss per share for the three months ended March 31, 2002 and 2003, because the effect of their inclusion would be antidilutive.

	Three months ended March 31,
	2002	2003
Basic and Diluted (in thousands)
Weighted average common shares issued	52,647	52,647
Weighted average treasury shares	(476)	(476)

Shares used in loss per share calculation	52,171	52,171

Antidilutive securities excluded from the computation of diluted loss per share for the periods indicated are as follows:
Shares issuable under option agreements	11,629	7,492
Shares issuable under warrant agreements	2,756	2,756
Shares issuable upon conversion of preferred stock	60,685	75,099
Shares issuable upon conversion of convertible debt	6,268	7,966

5.     GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In June 2001, the FASB issued SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including amortization goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. SFAS 141 and SFAS 142 are effective for all business combinations completed after September 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.

The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company implemented SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired. In connection with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test during the quarter ended September 30, 2002. A third party engaged by the Company performed the valuation. As a result of the performance of the impairment test, the Company concluded that goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43,448. The non-cash impairment charge was reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

Acquisitions

The Company made no acquisitions during the three months ended March 31, 2002 and 2003.

6.     RESTRUCTURING AND OTHER NON-RECURRING CHARGES

The Company’s results for 2002 included restructuring charges of $900 (net of taxes) recorded during the second quarter of 2002 related to the closing of one of its U.S. call center facilities.  Included in the restructuring charges was $750 in non-cancelable lease costs that includes a future payment of an early lease buyout as provided in the lease.  The remainder of the charges related primarily to the removal from operations and/or disposal of certain leasehold improvements, equipment, furniture and fixtures.  At December 31, 2002 and March 31, 2003, respectively, $457 and $129 in lease costs remained unutilized.

7.     LONG-TERM DEBT

On April 14, 2003, the Company entered into the Fourth Amended and Restated Credit Agreement with Bank of Nova Scotia and Credit Suisse First Boston. Under the amended agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003. The Company also agreed to reduce the aggregate revolving commitments under the agreement from $30,000 to $19,000. Additionally, the amended agreement requires that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement were fixed on prime borrowings until the maturity of the agreement. A fee of up to $1.2 million may be earned by the lender over the term of the amended agreement and payable upon final repayment of the loan. A portion of the fee may be reduced under the agreement if the loan is paid off prior to maturity.  Based on the trailing twelve-month covenants for the period ended March 31, 2003, the Company was in default of certain covenants. Such covenants, however, were waived under the Fourth Amended and Restated Credit Agreement.

The Credit Agreement contains various covenants that limit, among other things, the operating subsidiaries’ indebtedness, capital expenditures, investments, and requires the operating subsidiaries to meet certain financial covenants. Similarly, under the terms of the Company’s guaranty of our operating subsidiaries’ obligations, the Company is subject to certain covenants limiting, among other things, our ability to incur indebtedness, enter into guarantees, and acquire other companies. The Credit Agreement is collateralized by liens on the operating subsidiaries’ accounts receivable, furniture and equipment, and is guaranteed by the Company.

8.     OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 28, 2002, the FASB voted in favor of issuing SFAS 146,  “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force  (EITF) has set forth in the EITF Issue No. 94-3,  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and  (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the effect SFAS 146 will have, if any, on its results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness to others.

9.     COMMITMENTS AND CONTINGENCIES

The Company has agreements with certain telephone long distance carriers, which currently range from 29 months to 54 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,160 over a 36-month period. During the fourth quarter of 2002, the Company reached an agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years. At its current rate of usage, the Company will meet the minimum requirements of both agreements.

On March 31, 2003, the Company had a number of outstanding irrevocable letters of credit ranging in values between approximately $400 and $1,000 for a total amount of $2,900.  These letters expire between May 9, 2003 and June 30, 2004.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.  Letters of credit reduce the amount available to be borrowed under the Company’s line of credit.

The Company is party to certain legal proceedings incidental to its business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis Communications Group, Inc.

10.  INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2021.  Management regularly evaluates the realizability of the Company’s deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future.  As a result, the Company increased its valuation allowance approximately $9,778, representing the amount of the deferred tax asset for which a valuation allowance previously had not been established, thereby reducing the carrying amount of the deferred tax asset to zero.   The Company has not provided an income tax benefit to the operating losses incurred during 2002 or the first quarter of 2003 as such benefit would exceed the projected realizable deferred tax asset.

11.  DISCONTINUED OPERATIONS

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

Initial cash proceeds from the sale were $12,200, adjusted for certain purchase price adjustments, the calculations for which are not yet final, and are under review by the buyer and the Company as of the date of these unaudited consolidated financial statements.  The purchase price adjustment is estimated at approximately $1,173 resulting in total estimated proceeds on the disposition of $13,373. Of the total proceeds, $625 remains in escrow and $289 represents trade accounts receivable.  These amounts are included in the Company’s accounts receivable balance at March 31, 2003.  The assets sold consisted primarily of third party accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory client contracts.  In the quarter ended June 30, 2002, the Company recognized a gain on disposal of the segment of $8,283, including expenses associated with the sale of $1,552.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the three months ended March 31, 2002 were $4,905.   For the three months ended March 31, 2002, operating loss from discontinued operations was $138.

The following is a summary of the net assets sold in the transaction closed April 12, 2002:

April 12, 2002

Accounts receivable, net	$3,944
Prepaid expenses and other current assets	104
Property and equipment, net	762

Total assets	4,810

Other current liabilities	1,272

Total liabilities	1,272

Net assets of discontinued operations	$3,538

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended March 31,
	2002	2003
Revenues	100.0%	100.0%

Operating costs:
Cost of services	65.3%	71.2%
Selling, general and administrative expenses	29.3%	26.1%
Depreciation and amortization	7.9%	7.7%
Total operating expenses	102.5%	105.0%
Operating loss	-2.5%	-5.0%

Interest expense, net	0.9%	0.7%
Non-cash interest expense	0.9%	1.0%
Loss from continuing operations before income taxes	-4.3%	-6.7%
Income tax expense	—	—
Net loss from continuing operations	-4.3%	-6.7%
Discontinued operations:
Loss from operations of discontinued segment, net of taxes	-0.3%	—
Loss before cumulative effect of change in accounting principle	-4.6%	-6.7%

Cumulative effect of change in accounting for goodwill impairment, net of taxes	-107.4%	—
Net loss	-112.0%	-6.7%

Preferred stock dividends	4.9%	5.5%
Net loss available to common shareholders	-116.9%	-12.2%

We experienced a net loss available to common shareholders of $4.9 million, or 12.2% of revenues, for the quarter ended March 31, 2003.  During the prior year comparable quarter, we incurred a net loss available to common shareholders of approximately $47.3 million, or 116.9% of revenues.  For the three months ended March 31, 2003, we incurred a net loss from continuing operations of $2.7 million as compared to a net loss from continuing operations of $1.7 million, excluding net income from discontinued operations and the cumulative effect of a change in accounting principle, for the three months ended March 31, 2002.

Revenues.  Total revenues generated during the quarter ended March 31, 2003 remained constant at $40.4 million as compared to the first quarter of 2002.

Revenue Mix.  Together, inbound customer relationship management (“CRM”) and non-voice & other revenues represented 79.1% of our revenues in the first quarter of 2003 versus 79.5% in the first quarter of 2002.  Outbound CRM revenues accounted for 20.9% of total revenues for the three months ended March 31, 2003 as compared to 20.5% in the comparable prior year period.  For the three months ended March 31, 2002 and 2003, the mix of revenues was as follows:

	Three months ended March 31,
	(Dollars in millions)
	2002	%	2003	%
Inbound CRM	$24.2	59.8%	$27.5	68.1%
Outbound CRM	8.3	20.5%	8.5	20.9%
Non-Voice & Other	7.9	19.7%	4.4	11.0%
Total revenues	$40.4	100.0%	$40.4	100.0%

Revenue Concentration.  We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business.   For the three months ended March 31, 2003, our four largest customers together accounted for approximately 68.8% of our revenues.  Individual revenue concentrations for these four customers is shown below:

		Three months ended March 31,
		2002	%	2003	%
Client	Industry Segment	(Dollars in milions)
Client A	Telecommunications	$9.3	23.1%	$8.6	21.4%
Client B	Cable services	1.5	3.6%	6.6	16.1%
Client C	Membership services	3.6	8.8%	6.4	15.9%
Client D	Telecommunications	12.5	31.0%	6.2	15.4%
		$26.9	66.5%	$27.8	68.8%

Our revenues are also concentrated within the telecommunications industry segment.  In total, for the three months ended March 31, 2003, approximately 45.3% of our revenues were derived from customers in the telecommunications market, an industry that has been under significant economic pressures throughout 2002 and into 2003.  This concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.  At March 31, 2003, $9.7 million, or 33.4% of our net trade accounts receivable balance was concentrated in the telecommunications industry, as compared to $9.9 million, or 47.4% at December 31, 2002.

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

Cost of Services.  For the quarter ended March 31, 2003, cost of services increased by approximately $2.4 million, or 8.9%, to $28.8 million versus the quarter ended March 31, 2002.  Cost of services as a percentage of revenues for the quarter ended March 31, 2003 increased to 71.2%, from 65.3% during the comparable prior year period.  Costs of services rose over the three months ended March 31, 2003, due to data and sales lead costs for an enhanced pay for performance project that began in January 2003.

Selling, General and Administrative.  Selling, general and administrative expenses, which include certain payroll costs, employee benefits, rent expense and maintenance charges, among other expenses, were reduced 10.9% to $10.5 million in the quarter ended March 31, 2003 versus $11.8 million the prior year quarter.  As a percentage of revenue, selling, general and administrative expenses for the quarter ended March  31, 2003 were 26.1% as compared to 29.3% for the prior year period.  The reduction in selling, general and administrative expenses over the three months ended March 31, 2003 is primarily attributable to reduced labor and associated benefit costs, and other overhead costs achieved as part of our on-going cost reduction efforts.

Depreciation and Amortization.  Depreciation and amortization expenses, excluding acquisition goodwill amortization, decreased $0.1 million, or 3.2% in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. As a percentage of revenue, depreciation and amortization expenses were 7.7% in the quarter ended March 31, 2003 versus 7.9% in the quarter ended March 31, 2002.

Interest Expense, net.  Net interest expense remained substantially unchanged at $0.3 million in the first quarter of 2003 versus the three-months ended March 31, 2002.  Although our balance on the revolving line of credit was significantly higher at March 31, 2003 versus the same quarter last year, a large portion of the borrowing took place at the end of the quarter, which minimized our interest expense.  The outstanding balance on the revolving line of credit at March 31, 2003 was $15.4 million, as compared to $9.7 million at the end of the comparable prior year period.

Non-cash Interest Expense.  Non-cash interest expense remained at $0.4 million in the quarter ended March 31, 2003, substantially equal to the quarter ended March 31, 2002.  Non-cash interest expense represents interest expense incurred on two subordinated notes.  On both of the notes, the unpaid interest is added to the principal balance of the note monthly, which accounts for the increase in non-cash interest expense period over period.

Income Tax Provision.  We have historically generated net operating losses for income tax purposes.  In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2021.  Management regularly evaluates the realizability of our deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset will not be realized in the near future.  As a result, at June 30, 2002, we increased our valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established, thereby reducing the carrying amount of the deferred tax asset to zero ($16.5 million less a valuation allowance of $16.5 million).  We have not provided an income tax benefit to the operating loss incurred during 2002 or during the first quarter of 2003, as such benefit would exceed the projected realizable deferred tax asset.

Loss from Discontinued Operations.  On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc.    Initial cash proceeds from the sale were $12.2 million adjusted for certain purchase price adjustments, which are not yet final, and which we and the buyer have under review, as of the date of these consolidated financial statements.  The purchase price adjustment is estimated at approximately $1.2 million resulting in total estimated proceeds on the disposal of $13.4 million. Of the total proceeds, approximately $0.6 million remains in escrow and $0.3 million represents trade accounts receivable.  These amounts are included in our accounts receivable balance at March 31, 2003.  The assets sold consisted primarily of accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory contracts.  We recognized a gain on disposal of the segment of  $8.3 million in the quarter ended June 30, 2002.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the three months ended March 31, 2002 were $4.3 million.

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

Preferred Dividends.  Preferred dividends increased to approximately $2.2 million for the quarter ended March 31, 2003 from $2.0 million in the comparable prior year period. For the three months ended March 31, 2003, dividends on the Series F Preferred Stock were not paid in cash, but were added to the investment value of such shares.  Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively.

FINANCIAL CONDITION

Liquidity and capital resources.  The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Three months ended March 31,
	2002	2003
	(Dollars in millions )
Net cash provided by (used in) operating activities	$5.8	$(7.3)
Net cash used in investing activities	(0.8)	(1.3)
Net cash provided by (used in) financing activities	(5.2)	9.2
Net cash provided by (used in) discontinued operations	0.6	(0.0)
Net increase in cash and cash equivalents	$0.4	$0.6

We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs.  Our banking agreement with lenders of our revolving line of credit was to expire in June 2003.  On April 14, 2003 an agreement was reached with our lenders to extend the maturity date from June 30, 2003 to April 16, 2004.  Additionally, we reached agreements with certain principal shareholders to extend the maturity dates of our subordinated debt from August 2003 through November 2003 to April 17, 2004 or beyond.  Based on our ability to secure such financing to date, availability under our current revolving line of credit, the possibility of seeking additional subordinated indebtedness provided by certain shareholders or extensions of maturity dates of this indebtedness, and anticipated cash flow from operations, management believes that these sources should be sufficient to fund our immediate working capital needs through the maturity date of the revolving line of credit.  We expect to begin negotiations during 2003 with various potential lenders to replace the line of credit that matures in April 2004.  There can be no assurance, however, should we experience future liquidity issues or bank covenant noncompliance, that such financial support will be available.

Cash and cash equivalents were $1.6 million at December 31, 2002 and $2.2 million at March 31, 2003.  Working capital totaled $4.8 million and $13.5 million at the end of the same periods.  The change in working capital is primarily attributable to the increase in accounts receivable from December 31, 2002 to March 31, 2003.  Availability under our revolving line of credit was $5.4 million at March 31, 2003.  See “Credit Agreement” below.

Cash used in operating activities from continuing operations was approximately $7.3 million for the three months ended March 31, 2003, as compared to cash provided of $5.8 million for the same period in 2002.  The decline in cash provided by operating activities is primarily attributable to improved revenues for the first quarter of 2003 versus the fourth quarter of 2002, thus increasing the outstanding balance of accounts receivable at March 31, 2003.

Cash used in investing activities from continuing operations during the first three months of 2003 was $1.3 million, as compared to cash used of $0.8 million during the comparable prior year period.  The change year over year is due to capital expenditures for new telecommunications equipment and information technology hardware and software required in the maintenance, upgrade and expansion of our operations.

Cash provided by financing activities during the period ended March 31, 2003 totaled $9.2 million and consisted of net borrowings of approximately $9.5 million from our revolving line of credit, and payments of $0.3 million made on capital lease obligations.   Cash used in financing activities during the three months ended March 31, 2002 totaled $5.2 million, and was comprised primarily of pay downs on our revolving line of credit, reducing the balance $4.1 million during the quarter.

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

As a condition of obtaining the lender’s consent on the sale of the collateralized assets of Elrick and Lavidge on April 12, 2002, we agreed to reduce the size of the revolving commitment under the Credit Agreement to $35.0 million from $49.0 million.  During the quarter ended September 30, 2002,we reduced the size of the revolving commitment from $35.0 million to $30.0 million, as we did not need the incremental availability.  Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement.  The weighted-average interest rate on the outstanding balance of $5.9 million at December 31, 2002 was 5.0%.  At March 31, 2003, the weighted-average interest rate on the outstanding balance of $15.4 million was 6.25%.  At March 31, 2003, the entire outstanding balance was composed of higher interest rate prime borrowings.

On April 14, 2003, we entered into the Fourth Amended and Restated Credit Agreement with Scotiabank and Credit Suisse First Boston. Under the amended agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003. The amended agreement provides for the waiver of all outstanding defaults through March 31, 2003 and reduces the aggregate revolving commitments under the agreement from $30.0 million to $19.0 million. Additionally, the agreement requires that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement are fixed at certain levels on prime borrowings until the maturity of the agreement. A fee of up to $1.2 million may be earned by the lender over the term of the amended agreement and payable upon final repayment of the loan. A portion of the fee may be reduced under the agreement if the loan is paid off prior to maturity.

Contractual obligations and commitments.  The following table sets forth certain information concerning our contractual obligations and commercial commitments at March 31, 2003, and outlines our expected future payments to be made under such obligations and commitments:

	Payments due by period (Dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	29.8	—	29.8	—	—
Capital Lease Obligations	2.9	1.2	1.2	0.5	—
Operating Lease Obligations	18.6	5.3	7.6	5.7	—
Purchase Obligations	34.4	8.1	15.8	10.5	—
Total	85.7	14.6	54.4	16.7	—

We have agreements with certain telephone long distance carriers which currently range from 29 months to 54 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, we completed negotiations with one of our carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which we are committed to usage of $2.2 million over a 36-month period. During the fourth quarter of 2002, we reached agreement with our largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment retroactively effective October 1, 2000, under which we are committed to usage of $7.4 million annually for seven years.

On March 31, 2003, the Company had a number of outstanding irrevocable letters of credit ranging in values between $400 and $1,000 for a total amount of $2,900.  These letters expire between May 9, 2003 and June 30, 2003.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.  Letters of credit reduce the amount available to be borrowed under the Company’s line of credit.

The Company is party to certain legal proceedings incidental to its business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis Communications Group, Inc.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies as critical to our business and results of operations and they are listed below.  For further discussion of these and other significant accounting policies that we follow, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition.  Customer solutions revenues earned under contracts based on time incurred and/or on the volume of transactions handled are recognized when the related services are performed at rates expected to be realized under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, we periodically record reserves, which have not been historically material, against revenues representing management’s best estimate of billing adjustments or concessions that may be made as a result of such audits.

Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Key estimates and assumptions impacting the amounts recorded in the consolidated financial statements include reserves for recoverability of receivables and the deferred tax asset, as well as liability reserves related to transmission commitments and the Company’s self-insured workers compensation insurance program.  Such estimates are based on several factors including historical experience and performance, economic conditions, and forecasts of financial and operational performance.

GENERAL

Growth Strategies.  We primarily compete in the CRM market that provides progressive corporations with outsourced multi-channel support (customer interaction support across multiple communications channels including the Internet, e-mail and the telephone). The CRM industry is very competitive and is spread among many competitors, including a large number of in-house organizations and numerous independent providers like us. To compete more effectively in this market, we offer clients a suite of web-enabled customer care capabilities that transform a number of our production workstations into multi-channel capable workstations able to handle a variety of customer interactions, especially those originating from the Internet.

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

Government Regulation.  Both Federal and state governments regulate our business and the CRM industry as a whole. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation will be enacted that regulates our business. The increasing level of DNC legislation, both at the federal and local levels, could cause our operating results to suffer.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  SFAS 141 and SFAS 142 are effective for all business combinations completed after September 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances.

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

On June 28, 2002, the FASB voted in favor of issuing SFAS 146,  “Accounting for Exit or Disposal Activities.”  SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force  (EITF) has set forth in the EITF Issue No. 94-3,  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and  (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. We have not yet determined the impact of SFAS 146 on results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness to others.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, Aegis has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25 and has made the applicable disclosures in the footnotes to the consolidated financial statements.

In January 2003, FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently have any material variable interest entities; therefore, none will be consolidated as a result of FIN 46.

FORWARD LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are “forward-looking statements”.  Terms such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “predicts”, “may”, “should”, “will”, the negative thereof and similar expressions are intended to identify forward-looking statements.  Such statements are by nature subject to uncertainties and risks, including but not limited to: our reliance on certain major clients; unanticipated losses of or delays in implementation of client programs; higher than anticipated implementation costs associated with new client programs; the successful combination of revenue growth with operating expense reduction to result in improved profitability and cash flow; government regulation and tax policy; economic conditions; competition and pricing; dependence on our labor force; reliance on technology; telephone and internet service dependence; the ability, means, and willingness of financial markets to finance our operations; and other operational, financial or legal risks or uncertainties detailed in our SEC filings from time to time. Should one or more of these uncertainties or risks materialize, actual results may differ materially from those described in the forward-looking statements. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new expectations, conditions or circumstances, or otherwise.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended March 31, 2003, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

10.1

Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., Aegis Communications Group, Inc. (as a guarantor), and various financial institutions, with the Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.2

Amended and Restated Promissory Note by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc. and Thayer Equity Investors III, L.P., dated April 11, 2003 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.3

Amended and Restated Promissory Note by and among Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P., dated April 11, 2003 (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K Current Report filed on April 21, 2003).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

(B)	Reports on Form 8-K

On April 18, 2003, we filed a current report on Form 8-K reporting under Item 5. – “Other Events,” that on April 14, 2003, Aegis Communications Group, Inc. (the “Company”) entered into the Fourth Amended and Restated Credit Agreement with Bank of Nova Scotia and Credit Suisse First Boston.  The amendment extended the maturity date of our revolving line of credit to April 16, 2004.  Also on April 14, 2003, we reached agreement to extend the maturity date of 4 subordinated notes to April 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated: May 14, 2003	By:	/s/ Michael J. Graham
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

Date: May 14, 2003	/s/ Herman M. Schwarz
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

Date: May 14, 2003	/s/ Michael J. Graham
Michael J. Graham
Executive Vice President – Corporate Development And Chief Financial Officer

EXHIBITS INDEX

Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarterly period ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company’s Form 10-K Annual Report for the year ended September 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the Company’s Form 8-K Current Report filed on December 20, 1999)

10.1

Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., Aegis Communications Group, Inc. (as a guarantor), and various financial institutions, with the Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.2

Amended and Restated Promissory Note by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc. and Thayer Equity Investors III, L.P., dated April 11, 2003 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.3

Amended and Restated Promissory Note by and among Aegis Communications Group, Inc. and Thayer Equity Investors III, L.P., dated April 11, 2003 (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K Current Report filed on April 21, 2003).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).