Form 10-Q
period 2003-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 2003-08-14
CIK 778426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on August 13, 2003

COMMON STOCK $.01 PAR VALUE	52,171,168

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS - CONDENSED

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2002	June 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,584	$40
Accounts receivable - trade, less allowance for doubtful accounts of $639 and $593, respectively	20,871	24,741
Prepaid expenses and other current assets	1,379	1,013
Total current assets	23,834	25,794
Property and equipment, net of accumulated depreciation of $66,797 and $72,675 respectively	28,627	23,650
Deferred financing costs, net of accumulated amortization of $2,641	189	—
Other assets	28	207
	$52,678	$49,651

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2002	June 30, 2003
		(unaudited)
Liabilities & Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of capital leases	$1,333	$1,259
Accounts payable	3,375	3,611
Accrued compensation expense and related liabilities	3,764	2,976
Accrued interest expense	160	307
Revolving line of credit	—	8,525
Subordinated indebtedness due to affiliates	—	14,793
Other current liabilities	9,843	9,721
Net current liabilities of discontinued operations	553	506
Total current liabilities	19,028	41,698
Revolving line of credit	5,900	—
Capital lease obligations, net of current portions	1,873	1,330
Subordinated indebtedness due to affiliates	13,936	—
Commitments and contingencies
Redeemable convertible preferred stock 46,750, 9.626% cumulative Series F shares issued and outstanding in 2002 and 2003	57,491	60,512
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 29,778, $.36 cumulative Series B shares issued and outstanding in 2002 and 2003; 129,423 and 139,229 convertible 15% cumulative Series D shares issued and outstanding in 2002 and 2003, respectively; 73,699 and 79,283 convertible 15% cumulative Series E shares issued and outstanding in 2002 and 2003, respectively	2	2
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued and outstanding in 2002 and 2003	526	526
Additional paid-in capital	75,852	72,831
Treasury shares, at cost, 475,600 held in 2002 and 2003	(1,199)	(1,199)
Accumulated deficit	(120,731)	(126,049)
Total stockholders’ deficit	(45,550)	(53,889)
	$52,678	$49,651

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues	$33,071	$36,602	$73,516	$77,005

Operating costs:
Cost of services	22,782	25,594	49,180	54,345
Selling, general and administrative expenses	12,488	9,577	24,322	20,122
Depreciation and amortization	3,134	2,972	6,330	6,067
Restructuring charges	900	—	900	—
Total operating expenses	39,304	38,143	80,732	80,534
Operating loss	(6,233)	(1,541)	(7,216)	(3,529)

Interest expense, net	238	658	586	932
Non-cash interest expense	384	439	751	857
Loss from continuing operations before income taxes	(6,855)	(2,638)	(8,553)	(5,318)
Deferred tax expense	9,778	—	9,778	—
Net loss from continuing operations	(16,633)	(2,638)	(18,331)	(5,318)

Discontinued operations:
Income (loss) from operations of discontinued segment, net of taxes	44	—	(94)	—
Estimated gain on disposal of business segment, net of taxes	8,283	—	8,283	—
Income from discontinued operations	8,327	—	8,189	—
Loss before cumulative effect of change in accounting principle	(8,306)	(2,638)	(10,142)	(5,318)

Cumulative effect of change in accounting for goodwill impairment, net of taxes	—	—	(43,448)	—
Net loss	(8,306)	(2,637)	(53,590)	(5,318)

Preferred stock dividends	2,077	2,324	4,076	4,560
Net loss available to common stockholders	(10,383)	(4,962)	(57,666)	(9,878)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.36)	$(0.10)	$(0.43)	$(0.19)
Discontinued operations	0.16	—	0.16	—
Cumulative effect of change in accounting principle	—	—	(0.83)	—
Net loss applicable to common stockholders	$(0.20)	$(0.10)	$(1.10)	$(0.19)

Weighted average shares of common stock outstanding:
Basic	52,171	52,171	52,171	52,171
Diluted	52,171	52,171	52,171	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

		Six months ended June 30,
		2002	2003
	OPERATING ACTIVITIES
	Net loss	$(53,590)	$(5,318)
Less:	Loss from discontinued segment	(94)	—
	Gain on disposal of business segment	8,283	—
	Cumulative effect of accounting change	(43,448)	—
	Loss from continuing operations	(18,331)	(5,318)
	Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
	Depreciation and amortization	6,330	6,067
	Accumulated depreciation related to disposed assets	(23)	—
	Non-cash interest expense	751	857
	Deferred taxes	9,778	—
	Changes in operating assets and liabilities:
	Accounts receivable	12,749	(3,870)
	Prepaid and other current assets	74	366
	Other assets	98	(179)
	Accounts payable and other accrued liabilities	359	(405)
	Other current liabilities	(1,009)	(122)
	Net cash provided by (used in) operating activities from continuing operations	10,776	(2,604)
	INVESTING ACTIVITIES
	Capital expenditures	(2,427)	(901)
	Disposal of fixed assets	23	—
	Proceeds from the sale of business segment	10,823	—
	Net cash provided by (used in) investing activities from continuing operations	8,419	(901)
	FINANCING ACTIVITIES
	Payments on revolving line of credit	(47,538)	(26,375)
	Proceeds from revolving line of credit	33,738	29,000
	Payments on capital lease obligations	(2,645)	(617)
	Net cash provided by (used in) financing activities from continuing operations	(16,445)	2,008
	Net cash provided by (used in) continuing operations	2,750	(1,497)
	Net cash used in discontinued operations	(2,296)	(47)
	Net increase (decrease) in cash and cash equivalents	454	(1,544)
	Cash and cash equivalents at beginning of period	1,080	1,584
	Cash and cash equivalents at end of period	$1,534	$40

	Supplemental information on non-cash activities:
	Conversion of dividends into preferred instruments	$4,076	$4,560
	Non-cash proceeds from sale of discontinued segment	$2,550	$—
	Equipment acquired under capital lease obligations	$995	$—
	Supplemental information for cash paid during the period for:
	Interest	$723	$449

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

2.  MERGER AGREEMENT

On July 11, 2003, the Company, AllServe Systems PLC (“AllServe”), a global IT enabled services company headquartered in Ascot, England, and a subsidiary of AllServe, entered into a definitive agreement of merger providing that Aegis will, subject to the satisfaction or waiver of the conditions to closing set forth there-in, be acquired and become a subsidiary of AllServe through a merger.  The definitive agreement requires AllServe to pay approximately $22.75 million in cash at closing and to assume all trade liabilities.  After a comprehensive process managed by SunTrust Robinson Humphrey, the Company’s financial advisor in connection with the proposed merger, the Company’s Board of Directors determined that this offer was the best proposal for the Company’s stakeholders, including stockholders, creditors and employees.

In accordance with the terms of its existing senior and subordinated loans, as well as the terms of the agreement with AllServe, the Company will be required to repay its obligations to various lenders from the proceeds of this transaction.  The costs of the transaction will also be paid out of these proceeds. Given the level of the total consideration and the existing debt obligations of the Company, the Company currently does not envision any payments to its preferred stockholders (other than possibly the Series B) or to its common stockholders.  The Company, as the surviving entity in the merger, will be a wholly owned subsidiary of AllServe.  The merger agreement is subject to certain conditions, including approval of the merger by the stockholders of the Company.  It is anticipated that a special meeting of Aegis stockholders will be held, and the merger closed, during the third quarter of 2003.

3.              PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 232,900 and 248,290 shares as of December 31, 2002 and June 30, 2003, respectively, through its Series B, D and E Preferred Stock.  Additionally, the Company has issued and outstanding 46,750 shares of Series F Preferred Stock at December 31, 2002 and June 30, 2003.

Series B Preferred Stock

At December 31, 2002 and June 30, 2003, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares pay a cumulative cash dividend at the annual rate of $0.36 per share. Accrued dividends payable were $178 at December 31, 2002 and June 30, 2003.

Series D & E Preferred Stock

At December 31, 2002 and June 30, 2003, 129,423 and 139,229 shares, respectively, of Series D Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares are convertible into Company common stock at $2.00 per share.  At December 31, 2002 and June 30, 2003, 73,699 and 79,283 shares, respectively, of Series E Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares are convertible into Company common stock at $2.375 per share. Both series earn cumulative dividends (payable in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and are non-voting except on specified matters. The Company may, at its option, redeem the Series D and E Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.

Series F Preferred Stock

At December 31, 2002 and June 30, 2003, 46,750 shares of Series F Preferred Stock were issued and outstanding. Holders of Series F Preferred Stock are entitled to receive dividends in preference to all other capital stock of the Company, except for the Company’s Series B Preferred Stock, at the rate of 9.626% per annum, which will accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock, to the extent that dividends have not been paid, are added to the investment value of such shares. The Series F Preferred Stock is convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock. The Series F Preferred Stock have a liquidation preference equal to the investment value of such shares, currently $1,403 per share, which liquidation preference is subordinate to the liquidation preference of the Series B Preferred Stock.

For the six months ended June 30, 2003, accrued dividends totaling $1,539 on the Series D and E Preferred Stock were paid in-kind and accrued dividends totaling $3,021 on the Series F Preferred Stock were added to the investment value of such shares.    In the comparable prior year period, accrued dividends totaling $1,329 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $2,747 on the Series F Preferred shares were added to the investment value of such shares.

4.              ACCOUNTING FOR STOCK BASED COMPENSATION

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

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net loss
As reported	(8,306)	(2,638)	(53,590)	(5,318)
Proforma compensation expense, net of tax	366	297	754	742
Proforma	(8,672)	(2,935)	(54,344)	(6,060)

Basic loss per share:
As reported	(0.20)	(0.10)	(1.10)	(0.19)
Proforma	(0.21)	(0.10)	(1.12)	(0.20)

Diluted loss per share:
As reported	(0.20)	(0.10)	(1.10)	(0.19)
Proforma	(0.21)	(0.10)	(1.12)	(0.20)

5.              EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and convertible preferred stock. Options, warrants, convertible debt and convertible preferred stock were not included in the computation of diluted loss per share for the three months and six months ended June 30, 2002 and 2003, because the effect of their inclusion would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Basic and Diluted (in thousands)
Weighted average common shares issued	52,647	52,647	52,647	52,647
Weighted average treasury shares	(476)	(476)	(476)	(476)

Shares used in loss per share calculation	52,171	52,171	52,171	52,171

Antidilutive securities excluded from the computation of diluted loss per share for the periods indicated are as follows:

Shares issuable under option agreements	8,461	6,155	8,461	6,155
Shares issuable under warrant agreements	2,756	2,756	2,756	2,756
Shares issuable upon conversion of preferred stock	69,341	77,117	69,341	77,117
Shares issuable upon conversion of convertible debt	7,281	8,203	7,281	8,203

6.              GOODWILL AND OTHER INTANGIBLE ASSETS

The Company implemented SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired. In connection with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test during the quarter ended September 30, 2002. A third party engaged by the Company performed the valuation. As a result of the performance of the impairment test, the Company concluded that goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43,448. The non-cash impairment charge was reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

7.              RESTRUCTURING AND OTHER NON-RECURRING CHARGES

The Company’s results for 2002 include restructuring charges of $900 (net of taxes) recorded during the second quarter of 2002 related to the closing of one of its U.S. call center facilities.  Included in the restructuring charges was $750 in non-cancelable lease costs that included a future payment of an early lease buyout as provided in the lease.  The remainder of the charges related primarily to the removal from operations and/or disposal of certain leasehold improvements, equipment, furniture and fixtures.  At June 30, 2003 all of the remaining costs had been utilized.

8.              LONG-TERM DEBT

On April 14, 2003, the Company entered into the Fourth Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston. Additionally, we reached agreements with certain principal stockholders to extend the maturity dates of our subordinated debt to April 17, 2004 or beyond. Under the amended agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003. The Company also agreed to reduce the aggregate revolving commitments under the agreement from $30,000 to $19,000. Additionally, the amended and restated agreement requires that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement were fixed on prime borrowings until the maturity of the agreement.  In exchange for the extension of the line of credit, the lenders required a base fee of $1,000, $200 of which was paid at the time of the extension and the $800 balance of which will be paid at the earlier of April 16, 2004, or the renegotiation or pay-off of the loan.  If the loan is renegotiated or paid off no later than August 31, 2003, the $800 balance will be reduced to $400.  If the loan is renegotiated or paid off on or prior to September 15, 2003, the $800 balance will be reduced to $500.  If the loan is not renegotiated or paid off on or prior to November

30, 2003, the fee owed to the bank group increases by $50 per month until maturity for each calendar month, or portion of a calendar month, beginning on December 1, 2003 until the loan is paid off or renegotiated.  Based on the trailing twelve-month covenants for the period ended March 31, 2003, the Company was in default of certain covenants under its Third Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston. Such covenants, however, were waived under the Fourth  Amended and Restated Credit Agreement and the Company is in compliance with these amended covenants at June 30, 2003.

The Fourth Amended and Restated Credit Agreement contains various covenants that limit, among other things, the operating subsidiaries’ indebtedness, capital expenditures and investments, and requires the operating subsidiaries to meet certain financial covenants. Similarly, under the terms of the Company’s guaranty of our operating subsidiaries’ obligations, the Company is subject to certain covenants limiting, among other things, our ability to incur indebtedness, enter into guarantees, and acquire other companies. The Fourth Amended and Restated Credit Agreement is collateralized by liens on the operating subsidiaries’ accounts receivable, furniture and equipment, and is guaranteed by the Company.

9.              OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 28, 2002, the FASB voted in favor of issuing SFAS 146,  “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force  (EITF) has set forth in the EITF Issue No. 94-3,  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and  (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of this statement did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness to others.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  This new statement provides direction as to classification of financial instruments that contain characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and becomes effective the first interim period beginning after June 15, 2003 for pre-existing instruments.  We have not yet determined the impact of SFAS 150 on the financial statements.

10.       COMMITMENTS AND CONTINGENCIES

The Company has agreements with certain telephone long distance carriers, which currently range from 26 months to 51 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,160 over a 36-month period. During the fourth quarter of 2002, the Company reached an agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years. At its current rate of usage, the Company will meet the minimum requirements of both agreements.  However, there can be no certainty that the Company’s current rate of usage will continue.

On June 30, 2003, the Company had a number of outstanding irrevocable letters of credit ranging in values between approximately $500 and $1,400 for a total amount of $3,600.  These letters expire between January 1, 2004 and June 30, 2004.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.  Letters of credit reduce the amount available to be borrowed under the Company’s revolving line of credit.

The Company is party to certain legal proceedings incidental to its business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.  Without limiting the generality of the foregoing, in July 2003, two Company public stockholders filed complaints in the District Court of Dallas County, Texas against the Company and specified individual members of its Board of Directors.  The complaints allege, among other things, that the proposed acquisition of the Company by AllServe is unfair to the public stockholders of the Company and that the defendants breached their fiduciary duties to the Company’s public stockholders in connection with the proposed acquisition.  The plaintiffs are seeking a class action in each complaint.

11.       INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire at various dates through 2021.  Management regularly evaluates the realizability of the Company’s deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future.  As a result, the Company increased its valuation allowance approximately $9,778, representing the amount of the deferred tax asset for which a valuation allowance previously had not been established, thereby reducing the carrying amount of the deferred tax asset to zero.   The Company has not provided an income tax benefit to the operating losses incurred during the first and second quarters of 2003 as such benefit would exceed the projected realizable deferred tax asset.

12.       DISCONTINUED OPERATIONS

On April 12, 2002, the Company completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc (“TNS”).    The Company determined, after a full evaluation, that marketing research services were not viewed by its core clients as a value added service when coupled with its customer relationship management offerings.  As a result, the Company concluded that the Elrick & Lavidge division was not integral to the Company’s future growth strategies.  Proceeds from the sale were used to completely pay down the then outstanding balance on the Company’s revolving line of credit.

Initial cash proceeds from the sale were $12,200, adjusted for certain purchase price adjustments, the calculations for which are not yet final, and are under review by the buyer and the Company as of the date of these unaudited consolidated financial statements.  The purchase price adjustment is estimated at approximately $1,173 resulting in total estimated proceeds on the disposition of $13,373. Of the total proceeds, $625 remains in escrow and $293 represents trade accounts receivable.  These amounts are included in the Company’s accounts receivable balance at June 30, 2003.  The assets sold consisted primarily of third party accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory client contracts.  In the quarter ended June 30, 2002, the Company recognized a gain on disposal of the segment of $8,283, including expenses associated with the sale of $1,552.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the three months ended June 30, 2002 were $1,247.   For the six months ended June 30, 2002, revenues reported in discontinued operations were $6,153.  For the six months ended June 30, 2002, no income tax benefit was attributed to the loss from operations of the discontinued segment and no income tax expense was attributed to the gain on the sale of the segment.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues	100.0%	100.0%	100.0%	100.0%

Operating costs:
Cost of services	68.9%	69.9%	66.9%	70.6%
Selling, general and administrative expenses	37.8%	26.2%	33.1%	26.1%
Depreciation and amortization	9.5%	8.1%	8.6%	7.9%
Restructuring charges	2.7%	—	1.2%	—
Total operating expenses	118.9%	104.2%	109.8%	104.6%
Operating loss	(18.9)%	(4.2)%	(9.8)%	(4.6)

Interest expense, net	0.7%	1.8%	0.8%	1.2%
Non-cash interest expense	1.2%	1.2%	1.0%	1.1%
Loss from continuing operations before income taxes	(20.8)%	(7.2)%	(11.6)%	(6.9)%
Deferred tax expense	29.6%	—	13.3%	—
Net loss from continuing operations	(50.4)%	(7.2)%	(24.9)%	(6.9)%

Discontinued operations:
Income (loss) from operations of discontinued segment, net of taxes	0.1%	—	(0.1)%	—
Estimated gain on disposal of business segment, net of taxes	25.0%	—	11.3%	—
Income from discontinued operations	25.1%	—	11.2%	—
Loss before cumulative effect of change in accounting principle	(25.3)%	(7.2)%	(13.7)%	(6.9)%

Cumulative effect of change in accounting for goodwill impairment, net of taxes	—	—	(59.1)%	—
Net loss	(25.3)%	(7.2)%	(72.8)%	(6.9)%

Preferred stock dividends	6.3%	6.3%	5.5%	5.9%
Net loss available to common stockholders	(31.6)%	(13.5)%	(78.3)%	(12.8)%

We experienced a net loss available to common stockholders of $5.0 million, or 13.5% of revenues, for the quarter ended June 30, 2003.  During the prior year comparable quarter, we incurred a net loss available to common stockholders of approximately $10.4 million, or 31.6% of revenues.  For the six months ended June 30, 2003, the Company generated a net loss available to common stockholders of $9.9 million, or 12.8% of revenues, as compared to $57.7 million, or 78.3% for the six months ended June 30, 2002.  For the three months ended June 30, 2003, we incurred a net loss from continuing operations of $2.6 million as compared to a net loss from continuing operations of $16.6 million for the three months ended June 30, 2002.

Revenues.  Total revenues generated during the quarter ended June 30, 2003 were $36.6 million as compared to $33.1 million in the second quarter of 2002, an increase of 10.6%.  For the six months ended June 30, 2003, revenues were $77.0 million, 4.8% higher than the $73.5 million of revenues generated by the Company in the prior year comparable period.  The increase in revenues versus the three and six months ended June 30, 2002 was driven primarily by expansion of work from existing clients.

Revenue Mix.  Together, inbound customer relationship management (“CRM”) and non-voice and other revenues represented 75.0% of our revenues in the second quarter of 2003 versus 80.4% in the second quarter of 2002.  Outbound CRM revenues accounted for 25.0% of total revenues for the three months ended June 30, 2003 as compared to 19.6% in the comparable prior year period.  For the three months and six months ended June 30, 2002 and 2003, the mix of revenues was as follows:

	Three months ended June 30,				Six months ended June 30,
	2002	%	2003	%	2002	%	2003	%

Inbound CRM	$20.3	61.3%	$23.5	64.2%	$44.5	60.5%	$51.0	66.2%
Outbound CRM	6.5	19.6%	9.1	25.0%	14.8	20.1%	17.6	22.9%
Non-Voice & Other	6.3	19.1%	4.0	10.8%	14.2	19.4%	8.4	10.9%
Total revenues	$33.1	100.0%	$36.6	100.0%	$73.5	100.0%	$77.0	100.0%

Revenue Concentration.  We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business.   For the three months ended June 30, 2003, our five largest customers together accounted for approximately 79.2% of our revenues as compared to 77.2% for the comparable prior year period.  For the six months ended June 30, 2003 and June 30, 2002 these same customers accounted for 78.9% and 78.6% of our revenues respectively.  Individual revenue concentrations for these five customers is shown below:

		Three months ended June 30,				Six months ended June 30,
		2002	%	2003	%	2002	%	2003	%
Client	Industry Segment
Client A	Telecommunications	$7.6	23.1%	$9.1	25.0%	$17.0	23.1%	$17.8	23.1%
Client B	Membership services	3.2	9.8%	6.2	16.7%	6.8	9.2%	12.5	16.3%
Client C	Telecommunications	8.9	26.8%	5.1	13.8%	21.4	29.1%	11.3	14.6%
Client D	Cable services	0.9	2.7%	5.0	13.7%	2.4	3.2%	11.5	15.0%
Client E	Financial services	4.9	14.8%	3.6	10.0%	10.3	14.0%	7.6	9.9%
		$25.5	77.2%	$29.0	79.2%	$57.9	78.6%	$60.7	78.9%

Our revenues are also concentrated within the telecommunications industry segment.  In total, for the three months ended June 30, 2003, approximately 46.9% of our revenues were derived from customers in the telecommunications market, an industry that has been under significant economic pressures throughout 2002 and into 2003.  This concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.  At June 30, 2003, $4.8 million, or 19.4% of our net trade accounts receivable balance was concentrated in the telecommunications industry, as compared to $9.9 million, or 47.4% at December 31, 2002.

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

Cost of Services.  For the quarter ended June 30, 2003, cost of services increased by approximately $2.8 million, or 12.3%, to $25.6 million versus the quarter ended June 30, 2002.  Cost of services as a percentage of revenues for the quarter ended June 30, 2003 increased to 69.9%, from 68.9% during the comparable prior year period.  For the six months ended June 30, 2003, cost of services increased $5.2 million to $54.3 million compared to the first six months of 2002.  As a percentage of sales, cost of services rose over the same period, from 66.9% to 70.6%.  Costs of services rose over the three and six months ended June 30, 2003, due to data and sales lead costs for an enhanced pay for performance project that began in January 2003.

Selling, General and Administrative.  Selling, general and administrative expenses, which include certain payroll costs, employee benefits, rent expense and maintenance charges, among other expenses, were reduced 23.3% to $9.6 million in the quarter ended June 30, 2003 versus $12.5 million the prior year second quarter.   As a percentage of revenue, selling, general and administrative expenses for the quarter ended June 30, 2003 were 26.2% as compared to 37.8% for the prior year period.  For the six months ended June 30, 2003, selling, general and administrative expenses were $20.1 million or 26.1% of revenues versus $24.3 million or 33.1% of revenues for the six months ended June 30, 2002.  The reduction in selling, general and administrative expenses over the three and six months ended June 30, 2003 is primarily attributable to reduced labor and associated benefit costs, and other overhead costs achieved as part of our cost reduction efforts.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $0.2, or 5.2% in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.  As a percentage of revenue, depreciation and amortization expenses were 8.1% in the quarter ended June 30, 2003 versus 9.5% in the quarter ended June 30, 2002.  For the six months ended June 30, 2003 and June 30, 2002 depreciation and amortization expenses were $6.1 million or 7.9% of revenues and $6.3 million or 8.6% of revenues, respectively.

Interest Expense, net.  Net interest expense increased 176.1% to $0.7 million in the second quarter of 2003 versus the three-months ended June 30, 2002.  Net interest expense for the six months ended June 30, 2003 increased 59.0% to $0.9 million as compared to the six months ended June 30, 2002.  The increase in interest expense is due to the refinancing costs associated with the renegotiating of the Company’s line of credit.  The outstanding balance on the revolving line of credit at June 30, 2003 was $8.5 million, as compared to $5.9 million at the end of December 31, 2002.

Non-cash Interest Expense.  Non-cash interest expense remained at $0.4 million in the quarter ended June 30, 2003, substantially equal to the quarter ended June 30, 2002.  For the six months ended June 30, 2003 and 2002, non-cash interest expense was $0.9 and $0.8 million respectively.  Non-cash interest expense represents interest expense incurred on two subordinated notes.  On both of the notes, the unpaid interest is added to the principal balance of the note monthly, which accounts for the increase in non-cash interest expense period over period.

Income Tax Provision.  We have historically generated net operating losses for income tax purposes.  In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire at various dates through 2021.  Management regularly evaluates the realizability of our deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset will not be realized in the near future.  As a result, at June 30, 2002, we increased our valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established, thereby reducing the carrying amount of the deferred tax asset to zero ($16.5 million less a valuation allowance of $16.5 million).  We have not provided an income tax benefit to the operating loss incurred during 2002 or during the first and second quarters of 2003, as such benefit would exceed the projected realizable deferred tax asset.

Discontinued Operations.  On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based TNS.    Initial cash proceeds from the sale were $12.2 million adjusted for certain purchase price adjustments, which are not yet final, and which we and the buyer have under review, as of the date of these consolidated financial statements.  The purchase price adjustment is estimated at approximately $1.2 million resulting in total estimated proceeds on the disposal of $13.4 million. Of the total proceeds, approximately $0.6 million remains in escrow and approximately $0.3 million represents trade accounts receivable.  These amounts are included in our accounts receivable balance at June 30, 2003.  The assets sold consisted primarily of accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory contracts.  We recognized a gain on disposal of the segment of  approximately $8.3 million in the quarter ended June 30, 2002.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the three months ended June 30, 2002 were approximately $1.2 million.  Revenues reported in discontinued operations for the six months ended June 30, 2002 were approximately $6.2 million.

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

Preferred Dividends.  Preferred dividends increased to approximately $2.3 million for the quarter ended June 30, 2003 from $2.1 million in the comparable prior year period. For the six months ended June 30, 2003 and 2002, preferred dividends were $4.6 and $4.1 million, respectively.  For the three and six months ended June 30, 2003, dividends on the Series F Preferred Stock were not paid in cash, but were added to the investment value of such shares.  Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively.

FINANCIAL CONDITION

Liquidity and capital resources.  The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Six months ended June 30,
	2002	2003

Net cash provided by (used in) operating activities from continuing operations	$10.8	$(2.6)
Net cash provided by (used in) investing activities from continuing operations	8.4	(0.9)
Net cash provided by (used in) financing activities from continuing operations	(16.4)	2.0
Net cash used in discontinued operations	(2.3)	(0.1)
Net increase (decrease) in cash and cash equivalents	$0.5	$(1.6)

We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our stockholders, and the issuance of convertible preferred stock to meet our liquidity needs.  Our banking agreement with lenders of our revolving line of credit was to expire in June 2003.  On April 14, 2003, an agreement was reached with our lenders to extend the maturity date from June 30, 2003 to April 16, 2004.  Additionally, we reached agreements with certain principal stockholders to extend the maturity dates of our subordinated debt to April 17, 2004 or beyond.  Based on our ability to secure such financing to date and anticipated cash flow from operations, management believes that these sources should be sufficient to fund our immediate working capital needs through the maturity date of the revolving line of credit.  Should the merger with Allserve fail to close for any reason, we expect to begin negotiations during 2003 with various potential lenders to replace the line of credit that matures in April 2004.  There can be no assurance, however, should we experience future liquidity issues or bank covenant noncompliance, that such financial support will be available.

Cash and cash equivalents were $1.6 million at December 31, 2002 and $0.04 million at June 30, 2003.  Working capital at December 31, 2002 was $4.8 million as compared to a deficit of $15.9 million at June 30, 2003.  The change in working capital is primarily attributable to the reclassification of the revolving line of credit and subordinated indebtedness due to affiliates from a long-term liability to a current liability.  The change in reclassification results from the fact that these liabilities are scheduled to mature in the second quarter of 2004.

Cash used in operating activities from continuing operations was approximately $2.6 million for the six months ended June 30, 2003, as compared to cash provided of $10.8 million for the same period in 2002.  The decline in cash provided by operating activities year over year reflects the net effects of reduced accounts receivable balances during the first six months of 2002, versus an increase in the balances of accounts receivable during the first six months of 2003.  The first six months of 2002 also reflect the effects of improved management of our accounts receivable.

Cash used in investing activities from continuing operations during the first six months of 2003 was $0.9 million, as compared to cash provided of $8.4 million during the comparable prior year period.  The fluctuation reflects the $10.8 million in cash proceeds from the sale of Elrick and Lavidge, our marketing research division, in the second quarter of 2002, partially offset by capital expenditures.  Capital expenditures during the first six months of 2003 consisted primarily of new telecommunications equipment and information technology hardware and software required in the maintenance and upgrade of our operations.

Cash provided by financing activities during the period ended June 30, 2003 totaled $2.0 million and consisted mainly of net borrowings of approximately $2.6 million from our revolving line of credit, and payments of $0.6 million made on capital lease obligations.   Cash used in financing activities during the six months ended June 30, 2002 totaled $16.4 million, and was comprised primarily of pay downs on our revolving line of credit, reducing the balance $13.8 million during the period.

Credit Agreement.  On December 10, 1999, we entered into the Third Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston, thereby curing all outstanding defaults through December 31,

1999. Borrowings under the revolving line of credit bear interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate (“LIBOR”) at our election. The margin above the applicable prime rate or LIBOR had been determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. Interest payments are due quarterly.

As a condition of obtaining the lender’s consent on the sale of the collateralized assets of Elrick & Lavidge on April 12, 2002, we agreed to reduce the size of the revolving commitment under the Third Amended and Restated Credit Agreement to $35.0 million from $49.0 million.  During the quarter ended September 30, 2002, we reduced the size of the revolving commitment from $35.0 million to $30.0 million, as we did not need the incremental availability.  Upon the sale of Elrick & Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement.  The weighted-average interest rate on the outstanding balance of $5.9 million at December 31, 2002 was 5.0%.  At June 30, 2003, the weighted-average interest rate on the outstanding balance of $8.5 million was 7.75% which is composed of the prime interest rate of 4.25%, plus an additional margin of 3.5%.  At June 30, 2003, the entire outstanding balance was composed of higher interest rate prime borrowings.

On April 14, 2003, we entered into the Fourth Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston. Under the Fourth Amended and Restated Credit agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003. The Fourth Amended and Restated Credit Agreement provides for the waiver of all outstanding defaults through March 31, 2003 and reduces the aggregate revolving commitments under the agreement from $30.0 million to $19.0 million. The Company is in compliance with all covenants of the amended and restated agreement at June 30, 2003.  Additionally, the amended and restated agreement requires that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement are fixed at certain levels on prime borrowings until the maturity of the agreement. In exchange for the extension of the line of credit, the lenders required a base fee of $1.0 million, $0.2 million of which was paid at the time of the extension and the $0.8 million balance of which will be paid at the earlier of April 16, 2004, or the renegotiation or pay-off of the loan.  If the loan is renegotiated or paid off no later than August 31, 2003, the $0.8 million balance will be reduced to $0.4 million.  If the loan is renegotiated or paid off on or prior to September 15, 2003, the $0.8 million balance will be reduced to $0.5 million.  If the loan is not renegotiated or paid off on or prior to November 30, 2003, the fee owed to the bank group increases by $0.05 million per month until maturity for each calendar month, or portion of a calendar month, beginning on December 1, 2003 until the loan is paid off or renegotiated.

Contractual obligations and commitments.  The following table sets forth certain information concerning our contractual obligations and commercial commitments at June 30, 2003, and outlines our expected future payments to be made under such obligations and commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	2.6	1.3	1.0	0.3	—
Operating Lease Obligations	20.4	5.2	7.9	5.9	1.4
Purchase Obligations	33.0	8.1	15.6	9.3	—
Total	56.0	14.6	24.5	15.5	1.4

We have agreements with certain telephone long distance carriers which currently range from 26 months to 51 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, we completed negotiations with one of our carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which we are committed to usage of $2.2 million over a 36-month period. During the fourth quarter of 2002, we reached agreement with our largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment retroactively effective October 1, 2000, under which we are committed to usage of $7.4 million annually for seven years.

On June 30, 2003, the Company had a number of outstanding irrevocable letters of credit ranging in values between $0.5 million and $1.4 million for a total amount of $3.6 million.  These letters expire between January 1, 2004 and June 30, 2004.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.  Letters of credit reduce the amount available to be borrowed under the Company’s revolving line of credit.

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

Legal Proceedings.  In July 2003, two Company public stockholders filed complaints in the District Court of Dallas County, Texas against the Company and specified individual members of its Board of Directors.  The complaints allege, among other things, that the proposed acquisition of the Company by AllServe is unfair to the public stockholders of the Company and that the defendants breached their fiduciary duties to the Company’s public stockholders in connection with the proposed acquisition.  The plaintiffs are seeking a class action in each complaint.  At this time, it is not possible to predict accurately the outcome of these lawsuits.

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

We also anticipate the continued implementation of our site selection strategy, which focuses on locating client service centers in areas where we believe we can more effectively attract and retain employees and efficiently control front-line costs including the potential expansion into non-U.S. locations. Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will require furniture, equipment and technology consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the existing Fourth Amended and Restated Credit Agreement. In addition, expenses associated with opening such centers may temporarily adversely affect operating income.

Government Regulation.  Both Federal and state governments regulate our business and the CRM industry as a whole. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation will be enacted that regulates our business. Recent Federal Trade Commission and Federal Communications Commission amendments to existing regulations and the National Do Not Call Registry could have a negative impact on our operating results.

NEW ACCOUNTING PRONOUNCEMENTS

On June 28, 2002, the FASB voted in favor of issuing SFAS 146,  “Accounting for Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force  (EITF) has set forth in the EITF Issue No. 94-3,  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and  (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of this statement did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness to others.

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

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  This new statement provides direction as to classification of financial instruments that contain characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003.  This new standard is required to be disclosed at the beginning of the first interim period beginning after June 15, 2003 for pre-existing financial instruments.  We have not yet determined the impact of SFAS 150 on the financial statements.

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

ITEM 3.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three and six months ended June 30, 2003, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.                                         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the person performing the function of Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the person performing the function of Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were, as of the end of the period covered by this report, effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company performed its evaluation.

PART II - OTHER INFORMATION

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on Tuesday, May 20, 2003, at which there were 47,231,920 common shares and 46,750 Series F Preferred shares (the Series F Preferred shares are entitled to vote on an as-converted basis and thus represented 65,125,270 shares of voting power as of the Company’s April 16, 2003 record date) present or represented by valid proxies, or approximately 90.53% of the shares entitled to vote.  At the meeting, stockholders were asked to consider and vote upon the election of the members of our Board of Directors.

The following directors were elected by the requisite vote for terms expiring in 2004, or until their successors are duly elected and qualified:

Name	For	%	Withheld	%
Dean Anderson	46,913,945	89.92	317,975	0.61
Stanton D. Anderson	44,091,634	84.51	3,140,286	6.02
Henry L. Druker	46,917,484	89.93	314,436	0.60
Peter D. Fitzsimmons	47,042,184	90.17	189,736	0.36
Patrick W. Gross	43,965,995	84.27	3,265,925	6.26
Frederic V. Malek	47,042,296	90.17	189,624	0.36
Kevin J. Prokop	47,017,284	90.12	214,636	0.41
Hugh E. Sawyer	47,053,096	90.19	178,824	0.34
Herman M. Schwarz	47,056,679	90.20	175,241	0.34
Christopher M. Temple	47,042,484	90.17	189,436	0.36
Josh S. Weston	44,092,134	84.51	3,139,786	6.02

ITEM 6.                                         EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1

Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company’s Preliminary Proxy Statement filed on July 30, 2003).

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

10.1

Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.2

Amended and Restated Promissory Note by and among IQI, Inc., The Bank of Nova Scotia and Thayer Equity Investors III, L.P., dated April 11, 2003 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.3

Amended and Restated Promissory Note by and among the Company, The Bank of Nova Scotia and Thayer Equity Investors III, L.P., dated April 11, 2003 (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.4	Amended and Restated Promissory Note, by and between IQI, Inc. and Edward Blank, dated April 11, 2003 (attached hereto).

10.5	Amended and Restated Promissory Note, by and between IQI, Inc. (a subsidiary of the Company) and The Edward Blank 1995 Grantor Retained Annuity Trust, dated April 11, 2003 (attached hereto).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Certification of the Person Performing the Function of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

32.2

Certification of the Person Performing the Function of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

(b)	Reports on Form 8-K

1.

On April 21, 2003, we filed a current report on Form 8-K reporting under Item 5 – “Other Events,” that on April 14, 2003, the Company entered into the Fourth Amended and Restated Credit Agreement with Bank of Nova Scotia and Credit Suisse First Boston.

2.

On May 16, 2003, we filed a current report on Form 8-K reporting under Item 9 – “Regulation FD Disclosure,” pursuant to Exchange Act Release 34-47583, the information required by Item 12 of Form 8-K “Results of Operations and Financial Condition,” disclosing that on May 14, 2003 the Company issued a press release announcing its financial results for the quarter ended March 31, 2003.

3.

On June 5, 2003, we filed a current report on Form 8-K reporting under Item 5 – “Other Events,” the intention of Michael J. Graham, our Executive Vice President – Corporate Development and Chief Financial Officer, to resign from the Company effective June 13, 2003, to take a senior financial position with a Fortune 100 company in his home town of Chicago.

4.

On July 15, 2003, we filed a current report on Form 8-K reporting under Item 5 – “Other Events,” that on July 14, 2003, the Company and AllServe Systems PLC jointly announced that they had entered into a definitive merger agreement.

5.

On July 30, 2003, we filed a current report on Form 8-K reporting under Item 5 – “Other Events,” that two Company public stockholders filed complaints in the District Court of Dallas County, Texas against the Company and specified individual members of its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated: August 14, 2003	By:	/s/ Herman M. Schwarz
Herman M. Schwarz
President & Chief Executive Officer

EXHIBITS INDEX

Number	Description of Exhibits

2.1

Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company’s Preliminary Proxy Statement filed on July 30, 2003).

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

10.1

Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.2

Amended and Restated Promissory Note by and among IQI, Inc., The Bank of Nova Scotia and Thayer Equity Investors III, L.P., dated April 11, 2003 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.3

Amended and Restated Promissory Note by and among the Company, The Bank of Nova Scotia and Thayer Equity Investors III, L.P., dated April 11, 2003 (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.4	Amended and Restated Promissory Note, by and between IQI, Inc. and Edward Blank, dated April 11, 2003 (attached hereto).

10.5	Amended and Restated Promissory Note, by and between IQI, Inc. (a subsidiary of the Company) and The Edward Blank 1995 Grantor Retained Annuity Trust, dated April 11, 2003 (attached hereto).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Certification of the Person Performing the Function of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

32.2

Certification of the Person Performing the Function of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).