Form 10-Q
period 2003-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 2003-11-19
CIK 778426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on November 18, 2003

COMMON STOCK $.01 PAR VALUE	85,004,987

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS - CONDENSED

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,584	$287
Accounts receivable - trade, less allowance for doubtful accounts of $639 and $629, respectively	20,871	26,650
Prepaid expenses and other current assets	1,379	1,314
Total current assets	23,834	28,251
Property and equipment, net of accumulated depreciation of $66,797 and $75,412 respectively	28,627	20,770
Deferred financing costs, net of accumulated amortization of $2,641	189	—
Other assets	28	207
Total assets	$52,678	$49,228

The accompanying notes are an integral part of these financial statements.

	December 31, 2002	September 30, 2003
		(unaudited)
Liabilities & Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of capital leases	$1,333	$1,283
Accounts payable	3,375	4,712
Accrued compensation expense and related liabilities	3,764	2,795
Accrued interest expense	160	276
Revolving line of credit	—	12,700
Subordinated indebtedness due to affiliates	—	15,249
Other current liabilities	9,843	9,282
Net current liabilities of discontinued operations	553	254
Total current liabilities	19,028	46,551
Revolving line of credit	5,900	—
Capital lease obligations, net of current portions	1,873	1,000
Subordinated indebtedness due to affiliates	13,936	—
Commitments and contingencies
Redeemable convertible preferred stock 46,750, 9.626% cumulative Series F shares issued and outstanding in 2002 and 2003	57,491	62,103
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 2,000,000 shares authorized; 29,778, $.36 cumulative Series B shares issued and outstanding in 2002 and 2003; 129,423 and 144,493 convertible 15% cumulative Series D shares issued and outstanding in 2002 and 2003, respectively; 73,699 and 82,281 convertible 15% cumulative Series E shares issued and outstanding in 2002 and 2003, respectively	2	3
Common stock, $.01 par value, 200,000,000 shares authorized; 52,646,768 shares issued and outstanding in 2002 and 2003	526	526
Additional paid-in capital	75,852	71,229
Treasury shares, at cost, 475,600 held in 2002 and 2003	(1,199)	(1,199)
Accumulated deficit	(120,731)	(130,985)
Total stockholders’ deficit	(45,550)	(60,426)
Total liabilities and stockholders’ deficit	$52,678	$49,228

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues	$29,049	$32,693	$102,565	$109,698

Operating costs:
Cost of services	20,389	23,215	69,975	77,560
Selling, general and administrative expenses	10,229	9,978	34,146	30,100
Depreciation and amortization	3,297	2,737	9,627	8,804
Restructuring charges	—	—	900	—
Total operating expenses	33,915	35,930	114,648	116,464
Operating loss	(4,866)	(3,237)	(12,083)	(6,766)

Interest expense, net	303	878	889	1,810
Non-cash interest expense	400	456	1,151	1,313
Loss from continuing operations before income taxes	(5,569)	(4,571)	(14,123)	(9,889)
Deferred tax expense	—	—	9,778	—
Current tax expense	—	238	—	238
Net loss from continuing operations	(5,569)	(4,809)	(23,901)	(10,127)

Discontinued operations:
Loss from operations of discontinued component, net of taxes	—	—	(94)	—
Estimated gain on disposal of business component, net of taxes	—	(127)	8,283	(127)
Loss before cumulative effect of change in accounting principle	(5,569)	(4,936)	(15,712)	(10,254)

Cumulative effect of change in accounting for goodwill impairment, net of taxes	—	—	(43,448)	—
Net loss	(5,569)	(4,936)	(59,160)	(10,254)

Preferred stock dividends	2,170	2,428	6,246	6,988
Net loss available to common stockholders	(7,739)	(7,364)	(65,406)	(17,242)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.15)	$(0.14)	$(0.58)	$(0.33)
Discontinued operations	—	—	0.16	—
Cumulative effect of change in accounting principle	—	—	(0.83)	—
Net loss applicable to common stockholders	$(0.15)	$(0.14)	$(1.25)	$(0.33)

Weighted average shares of common stock outstanding:
Basic	52,171	52,171	52,171	52,171
Diluted	52,171	52,171	52,171	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(In thousands)

		Nine months ended September 30,
		2002	2003
	OPERATING ACTIVITIES
	Net loss	$(59,160)	$(10,254)
Less:	Loss from discontinued segment	94	—
	Gain (loss) on disposal of business segment	(8,283)	127
	Cumulative effect of accounting change	43,448	—
	Loss from continuing operations	(23,901)	(10,127)
	Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
	Depreciation and amortization	9,627	8,804
	Accumulated depreciation related to disposed assets	(23)	—
	Non-cash interest expense	1,151	1,313
	Deferred taxes	9,778	—
	Changes in operating assets and liabilities:
	Accounts receivable	14,316	(5,779)
	Prepaid and other current assets	756	65
	Other assets	100	(179)
	Accounts payable and other accrued liabilities	(3,029)	484
	Other current liabilities	(2,766)	(571)
	Net cash provided by (used in) operating activities from continuing operations	6,009	(5,990)
	INVESTING ACTIVITIES
	Capital expenditures	(3,832)	(758)
	Disposal of fixed assets	23	—
	Proceeds from the sale of business segment	12,371	—
	Net cash provided by (used in) investing activities from continuing operations	8,562	(758)
	FINANCING ACTIVITIES
	Payments on revolving line of credit	(55,538)	(33,500)
	Proceeds from revolving line of credit	46,738	40,300
	Payments on capital lease obligations	(3,255)	(923)
	Net cash provided by (used in) financing activities from continuing operations	(12,055)	5,877
	Net cash provided by (used in) continuing operations	2,516	(871)
	Net cash used in discontinued operations	(2,503)	(426)
	Net increase (decrease) in cash and cash equivalents	13	(1,297)
	Cash and cash equivalents at beginning of period	1,080	1,584
	Cash and cash equivalents at end of period	$1,093	$287

	Supplemental information on non-cash activities:
	Conversion of dividends into preferred instruments	$6,235	$6,977
	Non-cash proceeds from sale of discontinued segment	$1,002	$—
	Equipment acquired under capital lease obligations	$996	$—
	Supplemental information for cash paid during the period for:
	Interest	$1,046	$814

The accompanying notes are an integral part of these financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data and where noted)

1.     SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of the Company’s management, contain all material, normal and recurring adjustments necessary to present accurately the consolidated financial condition of the Company and the consolidated results of its operations for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and no material changes have occurred with respect to these policies.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.  Certain prior period balances have been reclassified to conform to the 2003 presentation.

2.     MERGER AGREEMENT

On July 11, 2003, the Company, AllServe Systems PLC (“AllServe”), a global IT enabled services company headquartered in Ascot, England, and a subsidiary of AllServe, entered into a definitive agreement of merger providing that Aegis would, subject to the satisfaction or waiver of the conditions to closing set forth in the merger agreement, be acquired and become a subsidiary of AllServe through a merger.  The definitive agreement would have required AllServe to pay approximately $22.75 million in cash at closing and to assume all trade liabilities.

On November 5, 2003, the Company announced that it had terminated the pending merger agreement with AllServe in accordance with the terms and conditions of the merger agreement and had signed definitive documents to effect, on November 5, 2003, an investment in the Company by Deutsche Bank AG – London (“Deutsche Bank”) and Essar Global Limited (“Essar”), part of the Essar Group, a diversified industrial group out of India.  The Company’s Board of Directors had responded to an unsolicited acquisition proposal from Deutsche Bank/Essar and had determined, after consultation with SunTrust Robinson Humphrey, the Company’s financial advisor in connection with the evaluation of the potential transactions, and taking into account all legal, financial, regulatory and other aspects of the proposal, that the Deutsche Bank/Essar transaction would result in a more favorable outcome for the stockholders and debt holders of the Company from a financial point of view than the transaction with AllServe.  See Note 13:  Subsequent Events.

3.     PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and had issued 232,900 and 256,552 shares as of December 31, 2002 and September 30, 2003, respectively, through its Series B, D and E Preferred Stock.  Additionally, the Company had issued and outstanding 46,750 shares of Series F Preferred Stock at December 31, 2002 and September 30, 2003.  Following the closing of the Deutsche Bank/Essar transaction on November 5, 2003, in which all of the outstanding shares of Series D Preferred Stock were cancelled, all of the outstanding shares of Series E Preferred Stock were converted into Common Stock or cancelled, and half of the outstanding shares of Series F Preferred Stock were converted into Common Stock, the Company continues to be authorized to issue 2,000,000 shares of preferred stock, of which there are 29,778 shares of Series B Preferred Stock and 23,375 shares of Series F Preferred Stock outstanding.  Following this closing, there are no shares of Series D or Series E Preferred Stock outstanding.  See Note 13:  Subsequent Events for further information on the Deutsche Bank/Essar transaction.

Series B Preferred Stock

At December 31, 2002 and September 30, 2003, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding.  Such shares pay a cumulative cash dividend at the annual rate of $0.36 per share.  Accrued dividends payable were $178 and $188 at December 31, 2002 and September 30, 2003, respectively.  The Deutsche Bank/Essar transaction completed on November 5, 2003 had no effect on the outstanding shares of Series B Preferred Stock.

Series D Preferred Stock

At December 31, 2002 and September 30, 2003, 129,423 and 144,493 shares, respectively, of Series D Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares were convertible into Company common stock at $2.00 per share, earned cumulative dividends (payable in kind in additional shares of Series D Preferred Stock) at the annual rate of 15%, and were non-voting except on specified matters.  For the nine months ended September 30, 2003, accrued dividends totaling $1,507 on the Series D Preferred Stock were paid in kind, while in the comparable prior year period, accrued dividends totaling $1,301 on the Series D Preferred Stock were paid in kind.  The Company had the ability, at its option, to redeem the Series D Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.  In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D Preferred Stock were cancelled, and there are no longer any shares of Series D Preferred Stock outstanding.

Series E Preferred Stock

At December 31, 2002 and September 30, 2003, 73,699 and 82,281 shares, respectively, of Series E Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares were convertible into Company common stock at $2.375 per share, earned cumulative dividends (payable in kind in additional shares of Series E Preferred Stock) at the annual rate of 15%, and were non-voting except on specified matters.  For the nine months ended September 30, 2003, accrued dividends totaling $858 on the Series E Preferred Stock were paid in kind, while in the comparable prior year period, accrued dividends totaling $741 on the Series E Preferred Stock were paid in kind.  The Company had the ability, at its option, to redeem the Series E Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%.  In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series E Preferred Stock were either converted into Common Stock or cancelled, and there are no longer any shares of Series E Preferred Stock outstanding.

Series F Preferred Stock

At December 31, 2002 and September 30, 2003, 46,750 shares of Series F Preferred Stock were issued and outstanding.  Holders of Series F Preferred Stock were entitled to receive dividends in preference to all other capital stock of the Company, except for the Company’s Series B Preferred Stock, at the rate of 9.626% per annum, which would accrue and be cumulative from their original issue date.  The dividends on the Series F Preferred Stock, to the extent that dividends had not been paid, were added to the investment value of such shares.  The Series F Preferred Stock is convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock.  The shares of Series F Preferred Stock had a liquidation preference equal to the investment value of such shares, which was $1,465 per share, at September 30, 2003, which liquidation preference was subordinate to the liquidation preference of the Series B Preferred Stock.  For the nine months ended September 30, 2003, accrued dividends totaling $4,612 on the Series F Preferred Stock were added to the investment value of such shares, while in the comparable prior year period, accrued dividends totaling $4,194 on the Series F Preferred Stock were added to the investment value of such shares.  In connection with the Deutsche Bank/Essar transaction on November 5, 2003, half of the then-outstanding shares of Series F Preferred Stock were converted into Common Stock, and there are currently 23,375 shares of Series F Preferred Stock outstanding.  Also in connection with the Deutsche Bank/Essar transaction, the holders of the outstanding shares of Series F Preferred Stock have waived their above-described rights to dividends and a liquidation preference, as well as certain rights to adjustment of the conversion price to convert their Series F Preferred Stock into Common Stock.

4.     ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has in the past provided stock options and other stock-based awards to certain employees and directors and may do so in the future.  The Company accounted for these awards using the intrinsic method pursuant to Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002.  In compliance with SFAS 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25.  Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $53.  Effective as of November 5, 2003, all warrants to purchase capital stock of the Company that were outstanding prior to the transaction with Deutsche Bank and Essar were terminated and released by their holders.  If the Company had elected to recognize compensation cost for the issuance of options to employees of the Company based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123, all unearned stock compensation expense at the date of cancellation would have been recognized.  Net loss and loss per share would have been impacted as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net loss
As reported	(5,569)	(4,935)	(59,160)	(10,254)
Proforma compensation expense, net of tax	399	791	1,153	1,533
Proforma	(5,968)	(5,726)	(60,313)	(11,787)

Basic loss per share:
As reported	(0.15)	(0.14)	(1.25)	(0.33)
Proforma	(0.16)	(0.16)	(1.28)	(0.36)

Diluted loss per share:
As reported	(0.15)	(0.14)	(1.25)	(0.33)
Proforma	(0.16)	(0.16)	(1.28)	(0.36)

5.     EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and convertible preferred stock.  Options, warrants, convertible debt and convertible preferred stock were not included in the computation of diluted loss per share for the three months and nine months ended September 30, 2002 and 2003, because the effect of their inclusion would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Basic and Diluted (in thousands)
Weighted average common shares issued	52,647	52,647	52,647	52,647
Weighted average treasury shares	(476)	(476)	(476)	(476)

Shares used in loss per share calculation	52,171	52,171	52,171	52,171

Antidilutive securities excluded from the computation of diluted loss per share for the periods indicated are as follows:

Shares issuable under option agreements	8,426	—	8,426	—
Shares issuable under warrant agreements	2,756	2,756	2,756	2,756
Shares issuable upon conversion of preferred stock	71,223	79,214	71,223	79,214
Shares issuable upon conversion of convertible debt	7,504	8,460	7,504	8,460

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

7.     RESTRUCTURING AND OTHER NON-RECURRING CHARGES

The Company’s results for 2002 include restructuring charges of $900 (net of taxes) recorded during the second quarter of 2002 related to the closing of one of its U.S. call center facilities.  Included in the restructuring charges was $750 in non-cancelable lease costs that included a future payment of an early lease buyout as provided in the lease.  The remainder of the charges related primarily to the removal from operations and/or disposal of certain leasehold improvements, equipment, furniture and fixtures.  At September 30, 2003, all of the remaining costs had been utilized.

8.     LONG-TERM DEBT

On April 14, 2003, the Company entered into the Fourth Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston.  Additionally, we reached agreements with certain principal stockholders to extend the maturity dates of our subordinated debt to April 17, 2004 or beyond.  Under the amended credit agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003.  The Company also agreed to reduce the aggregate revolving commitments under the agreement from $30,000 to $19,000.  Additionally, the amended and restated agreement required that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit.  Margins under the agreement were fixed on prime borrowings until the maturity of the agreement.  In exchange for the extension of the line of credit, the lenders required a base fee of $1,000, $200 of which was paid at the time of the extension and the $800 balance of which was to be paid at the earlier of April 16, 2004, or the renegotiation or pay-off of the loan.  If the loan had been renegotiated or paid off no later than August 31, 2003, the $800 balance would have been reduced to $400.  If the loan had been renegotiated or paid off on or prior to September 15, 2003, the $800 balance would have been reduced to $500.  If the loan had not been renegotiated or paid off on or prior to November 30, 2003, the fee owed to the bank group would have increased by $50 per month until maturity for each calendar month, or portion of a calendar month, beginning on December 1, 2003 until the loan was paid off or renegotiated.  Based on the trailing twelve-month covenants for the period ended March 31, 2003, the Company was in default of certain covenants under its Third Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston.  Such covenants, however, were waived under the Fourth Amended and Restated Credit Agreement.  The Company was in default of certain amended covenants at September 30, 2003.

On November 5, 2003, all amounts owed under the Fourth Amended and Restated Credit Agreement were paid in full using a portion of the proceeds from the Deutsche Bank/Essar transaction, with the exception that the Company has entered into a Cash Collateral Agreement with the lenders that permits the Company to keep in place the letters of credit issued by the lenders, which the Company intends to do until it is able to put a new credit facility in place.  The letters of credit are collateralized by the cash in the cash collateral account pursuant to the Cash Collateral Agreement.  With the exception of the provisions in the credit agreement relating to letters of credit and certain other general obligations thereunder, all liens, covenants and obligations under the credit agreement have been released.

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28.231 million from the Company. These notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%.  Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes.  The principal amount of each of the notes is payable in two installments.  The first required installment of $12.344 million is due on the earlier of February 5, 2004 or the date on which the Company has availability under a new credit facility.  The second installment of $15.887 million is due on November 5, 2006 and may be satisfied in whole or in part, at the option of Deutsche Bank or Essar, as applicable, by the exercise of all or part of its warrants to purchase shares of the Company’s Common Stock, in accordance with an exercise price formula set forth in the warrants.  The notes are guaranteed by all of the Company’s subsidiaries.  Deutsche Bank and Essar currently maintain first liens on these notes.

In connection with the Deutsche Bank/Essar transaction, the Company is negotiating with a commercial lender to put in place a new credit facility.  If we are able to agree on the terms and conditions of a credit facility with a commercial lender, we will enter into a new credit agreement as soon as practicable and replace the letters of credit under the Fourth Amended and Restated Credit Agreement.  At that time, all of our obligations under the Fourth Amended and Restated Credit Agreement and the Cash Collateral Agreement securing the letters of credit thereunder will be satisfied and those agreements will be terminated.  As part of a new credit agreement, the Company is required to pay the first installment on each of the notes to Deutsche Bank and Essar by no later than February 5, 2004.  When the first installment of the notes is paid, Deutsche Bank and Essar will move from a first lien position to a second lien position on the remaining balance of the notes.

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

In January 2003, FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities as defined.  FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities.  The Company does not currently have any variable interest entities, and FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  This new statement provides direction as to classification of financial instruments that contain characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and becomes effective the first interim period beginning after June 15, 2003 for pre-existing instruments.  The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations as of September 30, 2003.

10.  COMMITMENTS AND CONTINGENCIES

The Company has agreements with certain telephone long distance carriers, which currently range from 23 months to 48 months, and which provide for annual minimum usage requirements.  During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,160 over a 36-month period.  During the fourth quarter of 2002, the Company reached an agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.  At its current rate of usage, the Company will meet the minimum requirements of both agreements.  However, there can be no certainty that the Company’s current rate of usage will continue.

On September 30, 2003, the Company had two outstanding irrevocable letters of credit.  These letters totaled approximately $3,900 in value and expire between June 30, 2004 and August 6, 2004.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program, to support licensing requirements related to certain contractual obligations entered into by the Company and to support various state Do Not Call registration requirements.  Letters of credit reduce the amount available to be borrowed under the Company’s revolving line of credit.  On November 5, 2003, we repaid our existing line of credit and satisfied all other obligations under the Fourth Amended and Restated Credit Agreement using a portion of the proceeds from the Deutsche Bank/Essar transaction, with the exception of the termination of outstanding letters of credit, which are cash collateralized pending our contemplated entry in the near term into a credit facility with a new commercial lender.

In connection with the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28.231 million from the Company. These notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum.  Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes.  The principal amount of each of the notes is payable in two installments.  The first required installment of $12.344 million is due on the earlier of February 5, 2004 or the date the Company has availability under a new credit facility.  The second installment of $15.887 million is due on November 5, 2006 and may be satisfied in whole or in part, at the option of Deutsche Bank or Essar, as applicable, by the exercise of all or part of its warrants to purchase shares of the Company’s Common Stock, in accordance with an exercise price formula set forth in the warrants.  The notes are guaranteed by all of the Company’s subsidiaries.

The Company is party to certain legal proceedings incidental to its business.  Certain claims arising in the ordinary course of business have been filed or are pending against us.  Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.  Without limiting the generality of the foregoing, on July 18, 2003, two Company public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors.  The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe Systems PLC was unfair to the public stockholders of the Company and that the defendants breached their fiduciary duties to the Company’s public stockholders in connection with the then-proposed acquisition.  The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe.  At this time, it is not possible to predict accurately the outcome of these lawsuits as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation.  We intend to continue to contest these lawsuits vigorously.

Additionally, on November 12, 2003, AllServe Systems PLC and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against the Company in the Court of Chancery of the State of Delaware.  The complaint alleges, among other things, breach of contract and breach of the duty of good faith and fair dealing arising out of our alleged breach of the merger agreement between AllServe and the Company, which we terminated in accordance with its terms on November 5, 2003.  Based on the complaint, the plaintiffs are apparently seeking to restrain the Company from consummating our recently announced, and already consummated, transaction with Deutsche Bank and Essar and to specifically enforce our merger agreement with AllServe, or in the alternative, monetary damages and payment of a $1.1 million break-up fee.  At this time, it is not possible to accurately predict the outcome of this lawsuit.  We intend to contest this lawsuit vigorously.

11.  INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire at various dates through 2021.  Management regularly evaluates the realizability of the Company’s deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future.  As a result, the Company increased its valuation allowance approximately $9,778, representing the amount of the deferred tax asset for which a valuation allowance previously had not been established, thereby reducing the carrying amount of the deferred tax asset to zero.  The Company has not provided an income tax benefit to the operating losses incurred during the first nine months of 2003 as such benefit would exceed the projected realizable deferred tax asset.  The Company incurred state income tax expense of $238 during the nine months ending September 30, 2003 as a result of the sale of Elrick & Lavidge during 2002.  This expense had not been accrued for previously.

12.  DISCONTINUED OPERATIONS

On April 12, 2002, the Company completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc (“TNS”).  The Company determined, after a full evaluation, that marketing research services were not viewed by its core clients as a value added service when coupled with its customer relationship management offerings.  As a result, the Company concluded that the Elrick & Lavidge division was not integral to the Company’s future growth strategies.  Proceeds from the sale were used to completely pay down the then-outstanding balance on the Company’s revolving line of credit.

Initial cash proceeds from the sale were $12,200, which amount was subject to certain post-closing purchase price adjustments.  These purchase price adjustments were ultimately completed pursuant to an agreement dated October 7, 2003, which provided for TNS (1) to receive $110 out of a $625 purchase price escrow fund (the balance of which was paid to the Company), (2) to retain $95 in trade accounts receivable, and (3) to receive a payment from the Company of $24.  This resulted in a net purchase price increase of $1,078, which is $95 less than the Company’s previously projected increase of $1,173.

The assets sold in the Elrick &  Lavidge disposition consisted primarily of third party accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory client contracts.  In the quarter ended June 30, 2002, the Company recognized a gain on disposal of the segment of $8,283, including expenses associated with the sale of $1,552.  In light of the above referenced agreement, the gain on the disposal of this segment was reduced by $127 during the quarter ending September 30, 2003.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the nine months ended September 30, 2002, were $6,153.  For the nine months ended September 30, 2002, no income tax benefit was attributed to the loss from operations of the discontinued segment and no income tax expense was attributed to the gain on the sale of the segment.

13.  SUBSEQUENT EVENTS

On November 5, 2003, the Company terminated its pending agreement to be acquired by AllServe Systems, PLC, which is described above in Note 2: Merger Agreement, in accordance with the terms and conditions of the merger agreement and signed definitive documents to effect, and did effect, an investment in the Company by Deutsche Bank AG – London and Essar Global Limited, part of the Essar Group, a diversified industrial group out of India.  The Company’s Board of Directors had responded to an unsolicited written acquisition proposal from Deutsche Bank and Essar and had determined, after consultation with SunTrust Robinson Humphrey, its financial advisor, and taking into account all legal, financial, regulatory and other aspects of the proposal, that the Deutsche Bank/Essar transaction was a superior proposal that would result in a more favorable outcome for the Company’s stockholders and debt holders from a financial point of view than the transaction with AllServe, and that its fiduciary duties required it to accept the Deutsche Bank/Essar Group proposal.  In contrast to the proposed acquisition by AllServe, the Deutsche Bank/Essar transaction results in the Company remaining a publicly traded company with at least 20 percent of the Company’s equity initially remaining in the hands of the Company’s current stockholders.  Following the transaction, and if all of the warrants are exercised, at least approximately four percent of the equity of the newly capitalized Company will remain in the hands of the Company’s current unaffiliated common stockholders.

In the transaction, Deutsche Bank and Essar provided approximately equal portions of a $28.231 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock on a fully-diluted basis, taking into account the completed or pending, as of the date of this report, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction.  As of November 5, 2003,  Deutsche Bank and Essar together have warrants to purchase approximately 35 percent of the Company’s Common Stock on a fully-diluted basis.  Following the amendment of the Company’s certificate of incorporation to increase the Company’s number of authorized shares, as described below, Deutsche Bank and Essar together will receive warrants to purchase an approximately additional 45 percent of the Company’s Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003.

In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which each share of Series F Preferred may be converted.  These amendments will take effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated thereunder.  The Company anticipates that it will circulate this information statement to its stockholders as soon as practicable after applicable waiting periods prescribed by the Securities Exchange Act.

The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction in the aggregate principal amount of $28.231 million have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum.  Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes.  The principal amount of each of the notes is payable in two installments.  The first required installment of $12.344 million is due on the earlier of February 5, 2004 or the date on which the Company has availability under a new credit facility.  The second installment of $15.887 million is due on November 5, 2006 and may be satisfied in whole or in part, at the option of Deutsche Bank or Essar, as applicable, by the exercise of all or part of its warrants to purchase shares of the Company’s Common Stock, in accordance with an exercise price formula set forth in the warrants.  The notes are guaranteed by all of the Company’s subsidiaries.

In accordance with the terms of its then-existing senior and subordinated loans, as well as the terms of its agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes).  In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the transaction included collateralizing the letters of credit that remain outstanding under the Company’s former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company’s Series B Preferred Stock and for the possible payment of all or a portion of a $1.1 million break-up fee that may be owed to AllServe in connection with the termination of the Company’s agreement to be acquired by AllServe.  The Company is also responsible, under the terms of the agreement, for the costs of the transaction, including the expenses of Deutsche Bank and Essar, and will pay these costs and expenses after the completion of the transaction.

In connection with the transaction with Deutsche Bank and Essar, ten of the 11 members of the Company’s board of directors resigned on November 5, 2003, and, in accordance with the procedures set forth in the Company’s certificate of incorporation and bylaws, the number of directors constituting the Company’s board of directors was reduced to ten.  Herman M. Schwarz, the Company’s Chief Executive Officer and the remaining sole director of the Company, has filled four of the vacancies on the board.  Of the four new directors, one is a designee of Deutsche Bank and three are designees of Essar.  The Company will fill two vacancies in the near future with designees of Deutsche Bank and expects to fill the three remaining vacancies with independent directors in the first quarter of 2004.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

Aegis Communications Group, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenues	100.0%	100.0%	100.0%	100.0%

Operating costs:
Cost of services	70.2%	71.0%	68.2%	70.7%
Selling, general and administrative expenses	35.2%	30.5%	33.3%	27.4%
Depreciation and amortization	11.3%	8.4%	9.4%	8.0%
Restructuring charges	—	—	0.9%	—
Total operating expenses	116.7%	109.9%	111.8%	106.1%
Operating loss	(16.7)%	(9.9)%	(11.8)%	(6.1)%

Interest expense, net	1.0%	2.7%	0.9%	1.7%
Non-cash interest expense	1.4%	1.4%	1.1%	1.2%
Loss from continuing operations before income taxes	(19.1)%	(14.0)%	(13.8)%	(9.0)%
Deferred tax expense	—	—	9.5%	—
Current Income taxes	—	0.7%	—	0.2%
Net loss from continuing operations	(19.1)%	(14.7)%	(23.3)%	(9.2)%

Discontinued operations:
Loss from operations of discontinued segment, net of taxes	—	—	(0.1)%	—
Estimated gain on disposal of business segment, net of taxes	—	(0.4)%	8.1%	(0.1)%
Income from discontinued operations	—	(0.4)%	8.0%	(0.1)%
Loss before cumulative effect of change in accounting principle	(19.1)%	(15.1)%	(15.3)%	(9.3)%

Cumulative effect of change in accounting for goodwill impairment, net of taxes	—	—	(42.4)%	—
Net loss	(19.1)%	(15.1)%	(57.7)%	(9.3)%

Preferred stock dividends	7.5%	7.4%	6.1%	6.4%
Net loss available to common stockholders	(26.6)%	(22.5)%	(63.8)%	(15.7)%

We experienced a net loss available to common stockholders of $7.4 million, or 22.5% of revenues, for the quarter ended September 30, 2003.  During the prior year comparable quarter, we incurred a net loss available to common stockholders of approximately $7.7 million, or 26.6% of revenues.  For the nine months ended September 30, 2003, the Company generated a net loss available to common stockholders of $17.2 million, or 15.7% of revenues, as compared to $65.4 million, or 63.8% for the nine months ended September 30, 2002.  Several one-time items affected net loss available to common stockholders for the nine months ended September 30, 2002.  The Company recorded a non-cash goodwill impairment loss of $43.4 million, as a cumulative effect of an accounting change retroactive to January 1, 2002.  During the quarter ended June 30, 2002, the Company recognized a gain of $8.3 million on the sale of assets of Elrick & Lavidge, the Company’s marketing and research division.  During the second quarter of 2002, the Company also recorded $0.9 million in restructuring charges related to the closing of one of its U.S. call centers, and recorded a provision for income taxes of $9.8 million as the Company increased the valuation allowance for its deferred tax asset.  The net impact of these one-time items on net loss available to common stockholders for the nine months ended September 30, 2002, was $45.8 million. For the three months ended September 30, 2003, we incurred a net loss from continuing operations of $4.8 million as compared to a net loss from continuing operations of $5.6 million for the three months ended September 30, 2002.

Revenues.  Total revenues generated during the quarter ended September 30, 2003 were $32.7 million as compared to $29.0 million in the third quarter of 2002, an increase of 12.5%.  For the nine months ended September 30, 2003, revenues were $109.7 million, 7.0% higher than the $102.6 million of revenues generated by the Company in the prior year comparable period.  The increase in revenues versus the three and nine months ended September 30, 2002 was driven primarily by expansion of work from existing clients.  The 2003 revenue figures include a negative adjustment of $1.5 million that was recorded in the quarter ended September 30, 2003.  This adjustment is related to a pay for performance project started in January 2003 for a significant membership services client.  As the Company is compensated based on the overall success of the program, a worse than estimated cancellation rate on the program and a conservative recognition approach required that the adjustment be taken in the quarter.

Revenue Mix.  Together, inbound customer relationship management (“CRM”) and non-voice and other revenues represented 70.4% of our revenues in the third quarter of 2003 versus 82.7% in the third quarter of 2002.  Outbound CRM revenues accounted for 29.6% of total revenues for the three months ended September 30, 2003 as compared to 17.3% in the comparable prior year period.  The increase in outbound CRM revenue for the three and nine months ended September 30, 2003 versus the same period ended 2002 is due to expansion of work from an existing client.  For the three months and nine months ended September 30, 2002 and 2003, the mix of revenues was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2002	%	2003	%	2002	%	2003	%
Inbound CRM	$18.5	63.9%	$19.2	58.9%	$63.0	61.4%	$70.2	64.0%
Outbound CRM	5.0	17.3%	9.7	29.6%	19.9	19.4%	27.3	24.9%
Non-Voice & Other	5.5	18.8%	3.8	11.5%	19.7	19.2%	12.2	11.1%
Total revenues	$29.0	100.0%	$32.7	100.0%	$102.6	100.0%	$109.7	100.0%

Revenue Concentration.  We are dependent on several large clients for a significant portion of our revenues.  The loss of one or more of these clients, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business.  For the three months ended September 30, 2003, our five largest customers together accounted for approximately 71.7% of our revenues as compared to 73.7% for the comparable prior year period.  For the nine months ended September 30, 2003 and September 30, 2002 these same customers accounted for 76.7% and 77.2% respectively, of our revenues.  Individual revenue concentrations for these five customers is shown below:

		Three months ended September 30,				Nine months ended September 30,
		2002	%	2003	%	2002	%	2003	%
Client	Industry Segment
Client A	Telecommunications	$5.9	20.4%	$9.3	27.5%	$22.9	22.3%	$27.1	24.4%
Client B	Membership services	3.3	11.5%	4.8	14.0%	10.1	9.9%	17.3	15.6%
Client C	Telecommunications	7.5	25.9%	4.5	13.4%	28.9	28.2%	15.8	14.3%
Client D	Cable services	1.1	3.6%	2.2	6.4%	3.4	3.3%	13.7	12.4%
Client E	Financial services	3.6	12.3%	3.5	10.4%	13.9	13.5%	11.1	10.0%
		$21.4	73.7%	$24.3	71.7%	$79.2	77.2%	$85.0	76.7%

Our revenues are also concentrated within the telecommunications industry segment.  In total, for the three months ended September 30, 2003, approximately 51.8% of our revenues were derived from customers in the telecommunications market, an industry that has been under significant economic pressures throughout 2002 and into 2003.  This concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.  At September 30, 2003, $10.6 million, or 39.8% of our net trade accounts receivable balance was concentrated in the telecommunications industry, as compared to $9.9 million, or 47.4% at December 31, 2002.

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

Cost of Services.  For the quarter ended September 30, 2003, cost of services increased by approximately $2.8 million, or 13.9%, to $23.2 million versus the quarter ended September 30, 2002.  Cost of services as a percentage of revenues for the quarter ended September 30, 2003 increased to 71.0%, from 70.2% during the comparable prior year period.  For the nine months ended September 30, 2003, cost of services increased $7.6 million to $77.5 million compared to the first nine months of 2002.  As a percentage of sales, cost of services rose over the same period, from 68.2% to 70.7%.  Costs of services rose over the three and nine months ended September 30, 2003, due to data and sales lead costs for an enhanced pay for performance project that began in January 2003.

Selling, General and Administrative.  Selling, general and administrative expenses, which include certain payroll costs, employee benefits, rent expense and maintenance charges, among other expenses, were reduced 2.5% to $10.0 million in the quarter ended September 30, 2003 versus $10.2 million the prior year third quarter.  As a percentage of revenue, selling, general and administrative expenses for the quarter ended September 30, 2003 were 30.5% as compared to 35.2% for the prior year period.  For the nine months ended September 30, 2003, selling, general and administrative expenses were $30.1 million or 27.4% of revenues versus $34.1 million or 33.3% of revenues for the nine months ended September 30, 2002.  The reduction in selling, general and administrative expenses over the three and nine months ended September 30, 2003 is primarily attributable to reduced labor and associated benefit costs, and other overhead costs achieved as part of our cost reduction efforts.  For the nine months ended September 30, 2003, selling, general and administrative expenses include approximately $0.5 million in costs associated with the terminated merger agreement with AllServe and the transaction completed with Deutsche Bank/Essar.  In addition, the nine months ended September 30, 2003 includes a decrease of $0.7 million due to the reversal of prior accrued expenses.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $0.6, or 17.0% in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.  As a percentage of revenue, depreciation and amortization expenses were 8.4% in the quarter ended September 30, 2003 versus 11.3% in the quarter ended September 30, 2002.  For the nine months ended September 30, 2003 and September 30, 2002 depreciation and amortization expenses were $8.8 million or 8.0% of revenues and $9.6 million or 9.4% of revenues, respectively.  The decrease in depreciation and amortization expenses for the nine months ended September 30, 2003 are due to the decrease in capital expenditures versus the prior year comparable period.

Interest Expense, net.  Net interest expense increased 187.8% to $0.9 million in the third quarter of 2003 versus the three-months ended September 30, 2002.  Net interest expense for the nine months ended September 30, 2003 increased 103.6% to $1.8 million as compared to the nine months ended September 30, 2002.  The increase in interest expense is due to the refinancing costs associated with the renegotiating of the Company’s line of credit.  The outstanding balance on the revolving line of credit at September 30, 2003 was $12.7 million, as compared to $5.9 million at the end of December 31, 2002.

Non-cash Interest Expense.  Non-cash interest expense increased 14.0% to $0.5 million in the quarter ended September 30, 2003 versus the quarter ended September 30, 2002.  For the nine months ended September 30, 2003 and 2002, non-cash interest expense was $1.3 and $1.2 million respectively.  Non-cash interest expense represents interest expense incurred on two subordinated notes.  On both of the notes, the unpaid interest is added to the principal balance of the note monthly, which accounts for the increase in non-cash interest expense period over period.

Income Tax Provision.  We have historically generated net operating losses for income tax purposes.  In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire at various dates through 2021.  Management regularly evaluates the realizability of our deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset will not be realized in the near future.  As a result, at June 30, 2002, we increased our valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established, thereby reducing the carrying amount of the deferred tax asset to zero ($16.5 million less a valuation allowance of $16.5 million).  We have not provided an income tax benefit to the operating loss incurred during 2002 or during the first three quarters of 2003, as such benefit would exceed the projected realizable deferred tax asset.  We incurred state income tax expense of $238 during the nine months ending September 30, 2003 as a result of the sale of Elrick & Lavidge during 2002. This expense had not been accrued for previously.

Discontinued Operations.  On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc (“TNS”).  We determined, after a full evaluation, that marketing research services were not viewed by our core clients as a value added service when coupled with our customer relationship management offerings.  As a result, we concluded that the Elrick & Lavidge division was not integral to our future growth strategies.  Proceeds from the sale were used to completely pay down the then outstanding balance on our revolving line of credit.  Initial cash proceeds from the sale were $12.2 million, which amount was subject to certain post-closing purchase price adjustments.  These purchase price adjustments were ultimately completed pursuant to an agreement dated October 7, 2003, which provided for TNS (1) to receive $0.1 million out of a $0.6 million purchase price escrow fund (the balance of which was paid to us), (2) to retain $0.1 million in trade accounts receivable, and (3) to receive a payment from us of $0.02 million.  This resulted in a net purchase price increase of $1.1 million, $0.1 million less than our previously projected increase of $1.2 million.  As a result, our reserves at September 30, 2003 were reduced by $0.1 million.  The assets sold in the Elrick & Lavidge disposition consisted primarily of third-party accounts receivable, property and equipment, and other assets.  The buyer assumed no liabilities, except for executory client contracts.  In the quarter ended June 30, 2002, we recognized a gain on disposal of the segment of $8.3 million, including expenses associated with the sale of $1.6 million.  In light of the above referenced agreement, the gain on the disposal of this segment was reduced by $0.1 million in the quarter ended September 30, 2003.  Elrick & Lavidge’s revenues, reported in discontinued operations, for the nine months ended September 30, 2002, were $6.2 million.  For the nine months ended September 30, 2002, no income tax benefit was attributed to the loss from operations of the discontinued segment and no income tax expense was attributed to the gain on the sale of the segment.

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

Preferred Dividends.  Preferred dividends increased to approximately $2.4 million for the quarter ended September 30, 2003 from $2.2 million in the comparable prior year period. For the nine months ended September 30, 2003 and 2002, preferred dividends were $7.0 and $6.2 million, respectively.  For the three and nine months ended September 30, 2003 and 2002, dividends on the Series F Preferred Stock were not paid in cash, but were added to the investment value of such shares.  Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of Series D and E Preferred Stock, respectively.

FINANCIAL CONDITION

Liquidity and capital resources.  The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Nine months ended September 30,
	(in millions)
	2002	2003

Net cash provided by (used in) operating activities from continuing operations	$6.0	$(6.0)
Net cash provided by (used in) investing activities from continuing operations	8.6	(0.8)
Net cash provided by (used in) financing activities from continuing operations	(12.1)	5.9
Net cash used in discontinued operations	(2.5)	(0.4)

We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our stockholders, and the issuance of convertible preferred stock to meet our liquidity needs.  Our credit facility was to expire in June 2003.  On April 14, 2003, we reached an agreement with our lenders to extend the maturity date from June 30, 2003 to April 16, 2004.  Additionally, we reached agreements with holders of our subordinated debt to extend the maturity dates of the subordinated debt to April 17, 2004 or beyond.  On November 5, 2003, we completed a transaction with Deutsche Bank AG-London ("Deutsche Bank") acting through DB Advisors, LLC and Essar Global Limited ("Essor") that allowed us to repay our existing line of credit and terminate our existing credit facility, subject to the pending replacement of outstanding letters of credit, which are collateralized under a Cash Collateral Agreement between us and the lenders under the credit facility.  We expect to replace these letters of credit in conjunction with our expected entry into a new credit facility in the near term.  Based on our ability to secure financing to date, our anticipated cash flow from operations, the closing of our transaction with Deutsche Bank and Essar and our intention to enter into a new credit facility in the near term, management believes that our current and anticipated sources of financing should be sufficient to fund our working capital needs for the foreseeable future.  There can be no assurance, however, that we will be able to negotiate and enter into a new credit facility on terms and conditions that will be beneficial to the Company.

Cash and cash equivalents were $1.6 million at December 31, 2002 and $0.3 million at September 30, 2003.  Working capital at December 31, 2002 was $4.8 million as compared to a deficit of $18.3 million at September 30, 2003.  The change in working capital is primarily attributable to the reclassification of the revolving line of credit and subordinated indebtedness due to affiliates from a long-term liability to a current liability.  The change in reclassification results from the fact that these liabilities were scheduled to mature in the second quarter of 2004.

Cash used in operating activities from continuing operations was approximately $6.0 million for the nine months ended September 30, 2003, as compared to cash provided of $6.0 million for the same period in 2002.  The decline in cash provided by operating activities year over year reflects the net effects of reduced accounts receivable balances during the first nine months of 2002, versus an increase in the balances of accounts receivable during the first nine months of 2003.  The first nine months of 2002 also reflect the effects of improved management of our accounts receivable.  Additionally, as a result of accrued costs of services incurred for an enhanced pay for performance project that began in January 2003, we experienced an increase in accounts payable for the first nine months of 2003 versus the first nine months of 2002.

Cash used in investing activities from continuing operations during the first nine months of 2003 was $0.8 million, as compared to cash provided of $8.6 million during the comparable prior year period.  The fluctuation reflects the $10.8 million in cash proceeds from the sale of Elrick and Lavidge, our marketing research division, in the second quarter of 2002, partially offset by capital expenditures.  Capital expenditures during the first nine months of 2003 consisted primarily of new telecommunications equipment and information technology hardware and software required in the maintenance and upgrade of our operations.

Cash provided by financing activities during the period ended September 30, 2003 totaled $5.9 million and consisted mainly of net borrowings of approximately $6.8 million from our revolving line of credit, and payments of $0.9 million made on capital lease obligations.  Cash used in financing activities during the nine months ended September 30, 2002 totaled $12.1 million, and was comprised primarily of pay downs on our revolving line of credit, reducing the balance $13.8 million during the period.

Credit Agreement.  On December 10, 1999, we entered into the Third Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston, thereby curing all outstanding defaults through December 31, 1999.  Borrowings under the revolving line of credit bore interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate (“LIBOR”) at our election.  The margin above the applicable prime rate or LIBOR had been determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio.  Interest payments were due quarterly.

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

On April 14, 2003, we entered into the Fourth Amended and Restated Credit Agreement with The Bank of Nova Scotia and Credit Suisse First Boston.  Under the Fourth Amended and Restated Credit agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003.  The Fourth Amended and Restated Credit Agreement provided for the waiver of all outstanding defaults through March 31, 2003 and reduced the aggregate revolving commitments under the agreement from $30.0 million to $19.0 million.  The Company was in default of certain amended covenants at September 30, 2003.  Additionally, the amended and restated agreement required that during the term of the credit facility, cash balances above certain levels had to be applied to minimize the outstanding balance under the revolving line of credit.  Margins under the agreement were fixed at certain levels on prime borrowings until the maturity of the agreement.  In exchange for the extension of the line of credit, the lenders required a base fee of $1.0 million, $0.2 million of which was paid at the time of the extension and the $0.8 million balance of which was to be paid at the earlier of April 16, 2004, or the renegotiation or pay-off of the loan.  If the loan had been renegotiated or paid off no later than August 31, 2003, the $0.8 million balance would have been reduced to $0.4 million.  If the loan had been renegotiated or paid off on or prior to September 15, 2003, the $0.8 million balance would have been reduced to $0.5 million.  If the loan had not been renegotiated or paid off on or prior to November 30, 2003, the fee owed to the bank group would have increased by $0.05 million per month until maturity for each calendar month, or portion of a calendar month, beginning on December 1, 2003 until the loan had been paid off or renegotiated.  At September 30, 2003, the weighted-average interest rate on the outstanding balance of $12.7 million was 7.5%, which is composed of the prime interest rate of 4.0%, plus an additional margin of 3.5%.  At September 30, 2003, the entire outstanding balance was composed of higher interest rate prime borrowings.

On November 5, 2003, all amounts owed under the Fourth Amended and Restated Credit Agreement were paid in full using a portion of the proceeds from the Deutsche Bank/Essar transaction, with the exception that the Company has entered into a Cash Collateral Agreement with the lenders that permits the Company to keep in place the letters of credit issued by the lenders, which the Company intends to do until it is able to put a new credit facility in place.  The letters of credit are collateralized by the cash in the cash collateral account pursuant to the Cash Collateral Agreement.  With the exception of the provisions in the credit agreement relating to letters of credit and certain other general obligations thereunder, all liens, covenants and obligations under the credit agreement have been released.

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28.231 million from the Company. These notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum.  Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes.  The principal amount of each of the notes is payable in two installments.  The first required installment of $12.344 million is due on the earlier of February 5, 2004 or the date on which the Company has availability under a new credit facility.  The second installment of $15.887 million is due on November 5, 2006 and may be satisfied in whole or in part, at the option of Deutsche Bank or Essar, as applicable, by the exercise of all or part of its warrants to purchase shares of the Company’s Common Stock, in accordance with an exercise price formula set forth in the warrants.  The notes are guaranteed by all of the Company’s subsidiaries.  Deutsche Bank and Essar currently maintain first liens on these notes.

In connection with the Deutsche Bank/Essar transaction, the Company is negotiating with a commercial lender to put in place a new credit facility.  If we are able to agree on the terms and conditions of a credit facility with a commercial lender, we will enter into a new credit agreement as soon as practicable and replace the letters of credit under the Fourth Amended and Restated Credit Agreement.  At that time, all of our obligations under the Fourth Amended and Restated Credit Agreement and the Cash Collateral Agreement securing the letters of credit thereunder will be satisfied and those agreements will be terminated.  As part of a new credit agreement, the Company is required to pay the first installment on each of the notes to Deutsche Bank and Essar by no later than February 5, 2004.  When the first installment of the notes is paid, Deutsche Bank and Essar will move from a first lien position to a second lien position on the remaining balance of the notes.

Contractual obligations and commitments.  The following table sets forth certain information concerning our contractual obligations and commercial commitments at September 30, 2003, and outlines our expected future payments to be made under such obligations and commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	2.5	1.4	0.8	0.3	—
Operating Lease Obligations	18.9	4.8	7.7	5.4	1.0
Purchase Obligations	31.0	8.1	15.5	7.4	—
Total	52.4	14.3	24.0	13.1	1.0

We have agreements with certain telephone long distance carriers which currently range from 23 months to 48 months, and which provide for annual minimum usage requirements.  During the second quarter of 2002, we completed negotiations with one of our carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which we are committed to usage of $2.2 million over a 36-month period.  During the fourth quarter of 2002, we reached agreement with our largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment retroactively effective October 1, 2000, under which we are committed to usage of $7.4 million annually for seven years.

On September 30, 2003, the Company had two outstanding irrevocable letters of credit.  These letters totaled approximately $3.9 million in value and expire between June 30, 2004 and August 6, 2004.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.  Letters of credit formerly reduced the amount available to be borrowed under the Company’s revolving line of credit; however, the Company’s line of credit has been repaid and terminated and the letters of credit are currently cash collateralized pending their termination upon the Company’s entry into a credit facility with new commercial lenders.

Legal Proceedings.  The Company is party to certain legal proceedings incidental to its business.  Certain claims arising in the ordinary course of business have been filed or are pending against us.  Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis Communications Group, Inc.

On July 18, 2003, two Company public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors.  The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to the public stockholders of the Company and that the defendants breached their fiduciary duties to the Company’s public stockholders in connection with the then-proposed acquisition.  The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe .  At this time, it is not possible to predict accurately the outcome of these lawsuits as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation.  We intend to continue to contest these lawsuits vigorously.

Additionally, on November 12, 2003, AllServe Systems PLC and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware.  The complaint alleges, among other things, breach of contract and breach of the duty of good faith and fair dealing arising out of our alleged breach of the merger agreement between AllServe and us, which we terminated in accordance with its terms on November 5, 2003.  Based on the complaint, the plaintiffs are apparently seeking to restrain us from consummating our recently announced, and already consummated, transaction with Deutsche Bank and Essar and to specifically enforce our merger agreement with AllServe, or in the alternative, monetary damages and payment of a $1.1 million break-up fee.  At this time it is not possible to accurately predict the outcome of this lawsuit.  We intend to contest this lawsuit vigorously.

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

We also anticipate the continued implementation of our site selection strategy, which focuses on locating client service centers in areas where we believe we can more effectively attract and retain employees and efficiently control front-line costs including the potential expansion into non-U.S. locations.  Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will require furniture, equipment and technology consistent with our existing facilities.  Any additional client service centers will require capital expenditures and may require borrowings under a credit facility that the Company anticipates will enter into in the near term with a new commercial lender.  In addition, expenses associated with opening such centers may temporarily adversely affect operating income.

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

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities as defined.  FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities.  The Company does not currently have any variable interest entities, and FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  This new statement provides direction as to classification of financial instruments that contain characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003.  This new standard is required to be disclosed at the beginning of the first interim period beginning after June 15, 2003 for pre-existing financial instruments.  The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations as of September 30, 2003.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three and nine months ended September 30, 2003, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the person performing the functions of the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s President and Chief Executive Officer and the person performing the functions of the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were, as of the end of the period covered by this report, effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company performed its evaluation.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On July 18, 2003, two Company public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors.  The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to the public stockholders of the Company and that the defendants breached their fiduciary duties to the Company’s public stockholders in connection with the then-proposed acquisition.  The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe.  At this time, it is not possible to predict accurately the outcome of these lawsuits as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation.  We intend to continue to contest these lawsuits vigorously.

Additionally, on November 12, 2003, AllServe Systems PLC and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware.  The complaint alleges, among other things, breach of contract and breach of the duty of good faith and fair dealing arising out of our alleged breach of the merger agreement between AllServe and us, which we terminated in accordance with its terms on November 5, 2003.  Based on the complaint, the plaintiffs are apparently seeking to restrain us from consummating our recently announced, and already consummated, transaction with Deutsche Bank and Essar and to specifically enforce our merger agreement with AllServe, or in the alternative, monetary damages and payment of a $1.1 million break-up fee.  At this time, it is not possible to accurately predict the outcome of this lawsuit.  We intend to contest this lawsuit vigorously.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on Tuesday, September 9, 2003, at which stockholders were asked to consider and vote upon a proposal to approve and adopt the merger agreement, dated as of July 11, 2003, by and among AllServe Systems PLC, a UK corporation, AllServe Systems, Inc., a Delaware corporation and wholly-owned subsidiary of AllServe, and the Company, pursuant to which AllServe’s merger subsidiary would merge with and into the Company and the Company would survive the merger as a direct, wholly-owned subsidiary of AllServe.  As a class, the votes of the common stock and the Series F Preferred Stock (voting on an as-converted basis) were cast as follows:  93,439,883.94 votes for the merger, 4,458,450 votes against the merger, 6,858 abstentions, and no broker non-votes.  As a class, the votes of the Series D and E Preferred Stock were cast as follows:  218,512 votes for the merger, no votes against the merger, and no abstentions or broker non-votes.  The holders of the Series B Preferred Stock did not vote on the proposal as we were unable to identify or locate those holders.  For this reason, we sought and, on September 16, 2003, obtained a court order from the Delaware Chancery Court permitting us to proceed with the transaction in the absence of the vote of the holders of the Series B Preferred Stock after we followed procedures required by the Court.

On November 5, 2003, we announced that we had terminated the pending merger agreement with AllServe in accordance with the terms and conditions of the merger agreement and had signed definitive documents to effect, on November 5, 2003, an investment in the Company by Deutsche Bank AG – London and Essar Global Limited, part of the Essar Group, a diversified industrial group out of India.  Our Board of Directors had responded to an unsolicited acquisition proposal from Deutsche Bank/Essar and had determined, after consultation with SunTrust Robinson Humphrey, the Company’s financial advisor in connection with the evaluation of the potential transactions, and taking into account all legal, financial, regulatory and other aspects of the proposal, that the Deutsche Bank/Essar transaction would result in a more favorable outcome for the stockholders and debt holders of the Company from a financial point of view than the transaction with AllServe.  For additional information on the transaction with Deutsche Bank and Essar, see Item 5:  Other Information.

ITEM 5.                  OTHER INFORMATION

Pursuant to a Note and Warrant Purchase Agreement, dated as of November 5, 2003, by and among the Company, Deutsche Bank AG – London acting through DB Advisors, LLC and Essar Global Limited, Deutsche Bank and Essar provided approximately equal portions of a $28.231 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s Common Stock on a fully-diluted basis, taking into account the completed or pending, as of the date of this report, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction.  As of November 5, 2003, Deutsche Bank and Essar together have warrants to purchase approximately 35 percent of the Company’s Common Stock on a fully-diluted basis.  Following the amendment of the Company’s certificate of incorporation to increase the Company’s number of authorized shares as described below, Deutsche Bank and Essar together will receive warrants to purchase approximately an additional 45 percent of the Company’s Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003.  All funds used by DB Advisors to complete the transaction were provided to DB Advisors by Deutsche Bank.  Deutsche Bank provided the funds out of working capital.  All funds used by Essar to complete the transaction were obtained by Essar from its resources and internal control.

In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which each share of Series F Preferred may be converted.  These amendments will take effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated thereunder.  The Company anticipates that it will circulate this information statement to its stockholders as soon as practicable after applicable waiting periods prescribed by the Securities Exchange Act.

In connection with the completion of the transactions contemplated by the Note and Warrant Purchase Agreement, the Company, Deutsche Bank, Essar, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P. (“Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P. and Questor Side-by-Side Partners II 3(c)(1), L.P. are the “Questor Parties”), Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Thayer Equity Investors III, L.P. and TC Co-Investors, LLC are the “Thayer Parties”), the Questor Parties and the Thayer Parties entered into a Stockholders Agreement that requires the Questor Parties and the Thayer Parties to use their best efforts to nominate and elect, and to vote all of their shares to elect and continue in office, a board of directors consisting of ten members, three of whom will be designated by Deutsche Bank, three of whom will be designated by Essar, one of whom shall be the President and Chief Executive Officer of the Company and three of whom will be independent of Deutsche Bank, Essar and the Company.  The Stockholders Agreement superseded an earlier stockholders agreement, dated as of December 10, 1999, among the Company, the Questor Parties and the Thayer Parties, in which the Questor Parties and the Thayer Parties agreed to use their best efforts to nominate and elect, and to vote all of their shares to elect and continue in office, a board of directors consisting of 12 members, six of whom were to be designated by the Questor Parties and six of whom were to be designated by the Thayer Parties.  In connection with the transaction with Deutsche Bank and Essar, ten of the 11 members of the Company’s board of directors resigned on November 5, 2003, and, in accordance with the procedures set forth in the Company’s certificate of incorporation and bylaws, the number of directors constituting the Company’s board of directors was reduced to ten.  Herman M. Schwarz, the Company’s Chief Executive Officer and the remaining sole director of the Company, has filled four of the vacancies on the board.  Of the four new directors, one is a designee of Deutsche Bank and three are designees of Essar.  The Company will fill two vacancies in the near future with designees of Deutsche Bank and expects to fill the three remaining vacancies with independent directors in the first quarter of 2004.

Following the completion of the Deutsche Bank/Essar transaction on November 5, 2003, each of Deutsche Bank and Essar directly beneficially owns 28.6% of the Company’s outstanding Common Stock.  Deutsche Bank, Essar, the Questor Parties and the Thayer Parties may be deemed to be acting as a group with regard to the Common Stock that is beneficially owned by each of them as a result of these persons being parties to the Stockholders Agreement described above.  As a result, the Common Stock reported as beneficially owned by each of Deutsche Bank, Essar, the Questor Parties and the Thayer Parties may be deemed to be beneficially owned by each of Deutsche Bank and Essar.  In light of the foregoing, based on the number of shares of Common Stock outstanding on the date of this report, each of Deutsche Bank and Essar may be deemed to beneficially own 83.6% of the Common Stock as calculated pursuant to Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, as amended.  Each of Deutsche Bank and Essar disclaims beneficial ownership of shares beneficially owned by the other and by the Questor Parties and the Thayer Parties.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1

Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company’s Preliminary Proxy Statement filed on July 30, 2003).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 20, 1999).

4.7	Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, dated November 5, 2003 (filed herewith).

4.8	Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated November 5, 2003 (filed herewith).

10.1

Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.2

Note and Warrant Purchase Agreement dated as of November 5, 2003 by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor and Essar Global Limited (filed herewith)(excluding its schedules and exhibits).

10.3

Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,087,352 from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC (filed herewith)(excluding its schedules).

10.4	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,143,815 from the Company to Essar Global Limited (filed herewith)(excluding its schedules).

10.5

Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (filed herewith).

10.6

Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (filed herewith).

10.7	Subsidiary Guaranty dated as of November 5, 2003 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Certification of the Person Performing the Functions of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

32.2

Certification of the Person Performing the Functions of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

(b)	Reports on Form 8-K

1.

On July 15, 2003, the Company filed a current report on Form 8-K under Item 5 – “Other Events,” reporting that it had entered into a definitive merger agreement that provided for the merger of a subsidiary of AllServe Systems plc into the Company.

2.

On July 30, 2003, the Company filed a current report on Form 8-K under Item 5 – “Other Events,” reporting that two of its public stockholders had filed complaints relating to the proposed acquisition of the Company by AllServe Systems PLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: November 19, 2003	By:	/s/ Herman M. Schwarz
Herman M. Schwarz
President & Chief Executive Officer

EXHIBITS INDEX

Number	Description of Exhibits

(a)	Exhibits

2.1

Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company’s Preliminary Proxy Statement filed on July 30, 2003).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

4.2	Series B Preferred Stock Certificate of Designation, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment of Series D & E Certificate of Designation of the Company (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K Current Report filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 20, 1999).

4.7	Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, dated November 5, 2003 (filed herewith).

4.8	Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated November 5, 2003 (filed herewith).

10.1

Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003

10.2

Note and Warrant Purchase Agreement dated as of November 5, 2003 by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor and Essar Global Limited (filed herewith)(excluding its schedules and exhibits).

10.3

Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,087,352 from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC (filed herewith)(excluding its schedules).

10.4	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,143,815 from the Company to Essar Global Limited (filed herewith)(excluding its schedules).

10.5

Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (filed herewith).

10.6

Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-

Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (filed herewith).

10.7	Subsidiary Guaranty dated as of November 5, 2003 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Certification of the Person Performing the Functions of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

32.2

Certification of the Person Performing the Functions of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (attached hereto and furnished but not filed).

(b)	Reports on Form 8-K

1.

On July 15, 2003, the Company filed a current report on Form 8-K under Item 5 – “Other Events,” reporting that it had entered into a definitive merger agreement that provided for the merger of a subsidiary of AllServe Systems PLC into the Company.

2.

On July 30, 2003, the Company filed a current report on Form 8-K under Item 5 – “Other Events,” reporting that two of its public stockholders had filed complaints relating to the proposed acquisition of the Company by AllServe Systems PLC.