Form 10-K
period 2003-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2004-04-02
CIK 778426

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2003.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-14315

AEGIS COMMUNICATIONS GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	75-2050538 (IRS Employer Identification No.)
7880 Bent Branch Drive, Suite 150, Irving, Texas 75063 (Address of Principal Executive Offices, Zip Code)

        Registrant's telephone number, including area code: (972) 830-1800

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☐ No    ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last day of the registrant's most recently completed second fiscal quarter was approximately $3.2 million.

        As of April 1, 2004, 85,480,587 shares of the registrant's Common Stock were outstanding, of which 475,600 were held in Treasury.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's 2004 Proxy Statement and Notice of Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

GENERAL

        Aegis Communications Group, Inc. is a leading provider of multi-channel customer relationship management, including database management, analytical services and market intelligence to progressive companies. Our customer relationship management, or CRM service offerings include: web-enabled and telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; client service center facilities management; order provisioning, which is the transferring of data into our clients' billing systems and customer records; up-selling and cross-selling of products and services; and database management. Our web-enabled customer care capabilities include online customer-initiated call back, automated e-mail response, live web text chat, pushed content web sessions (in which we send, or "push", web pages to the customer from anywhere on the Internet), click-stream analysis, web self-service, fax/e-mail on demand and online management reporting. Our database service offerings include profiling and data overlay, segmentation, modeling, survey results analysis, financial analysis and customer lifecycle analysis.

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

SERVICES AND STRATEGY

        Our objective is to become the premier high-quality, full service provider of outsourced CRM solutions to progressive companies seeking a high level of customer interaction. We believe that web-enabled services, inbound CRM services and non-voice support programs possess the greatest long-term growth potential in our industry, however those providers which demonstrate competence in outbound acquisition services will continue to have growth opportunities. For the year ended December 31, 2003, approximately 74% of our revenues were generated by inbound CRM solutions and non-voice services and 26% from outbound CRM solutions. In comparison, for the year ended December 31, 2002, approximately 81% of our revenues were generated by inbound CRM solutions and non-voice services and 19% by outbound CRM solutions; and for the year ended December 31, 2001, approximately 76% of our revenues were generated by inbound CRM solutions and non-voice services and 24% by outbound CRM solutions.

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

OPERATIONS

        As of December 31, 2003, we operated or managed approximately 4,600 production workstations in 11 client service centers. A workstation includes a cubicle, personal computer with monitor and keyboard, a headset and an automatic call distributor console. All of our facilities are located in the continental United States.

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

INDUSTRY AND COMPETITION

        Several trends continue to shape the teleservices industry. Many U.S.-based companies that have a history of outsourcing customer sales and service are moving certain portions of their business to non-U.S. locations to take advantage of labor arbitrage available in many foreign markets. Additionally, downturns in overall transaction volumes due to general economic conditions and transition of many traditional phone-based activities to the Internet have led many of these same companies to redirect transactions to existing, in-house call centers with excess capacity and away from outsourced CRM providers. We continue to believe, however, that an overall long-term focus on business fundamentals will lead companies to maintain or increase their outsourcing activities, especially when considering the favorable impact on cost structures made by moving to a variable outsourced-cost model from a fixed cost model. Client spending on technology has slowed with the economy, and outsourced providers offer a viable alternative, since the significant investment required to automate these transactions has already been made by companies in the outsourced CRM market. We believe clients will require more efficiency from their CRM partners in the form of performance-based pricing that further aligns the interests of the client and of the service provider. In addition, due to excess capacity in the industry, we believe we can continue to expect some firms to offer below market pricing of their services in an attempt to gain market share and utilize excess capacity.

        We compete in a market that provides progressive companies the opportunity to take advantage of the latest advances in processes and technology across multiple communications channels to drive more effective and efficient means of customer interaction. Customer contact services are spread across a broad spectrum of competitors, including a client company's own in-house call center and numerous third-party providers like us. Our market, which is extremely competitive, ranges from very small firms offering specialized applications to larger, full-service companies with multiple, high-volume call centers, including APAC Customer Services, Inc., Convergys Corporation, ICT Group, Inc., RMH Teleservices, Inc., Sitel Corporation, Sykes Enterprises, Inc., Teleperformance USA, Inc., TeleTech Holdings, Inc. and West Corporation.

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

MARKETING OF SERVICES

        We differentiate from our competitors by providing a unique blend of strategic and tactical resources to meet the broad demands of our clients. To reinforce the value of our approach, we place an emphasis on enhancing the results of each engagement we manage on behalf of our clients, which we describe as Customer Value Management, or CVM. We seek to develop and maintain long-term profitable relationships with our clients, whereby we provide as much value to the client as they provide to us. We focus our marketing and sales efforts on progressive companies in growing markets that utilize integrated customer services to more effectively acquire and retain customers. We believe these organizations represent the greatest potential for us to deliver a differentiated service that takes advantage of our total resources, including our skilled employees and technology platform. This approach will ultimately provide the greatest opportunity for stable and recurring revenue growth. We obtain new business through our dedicated sales force, existing relationships with current clients, client referrals and by responding to requests for proposals.

GOVERNMENT REGULATION

        Both federal and state governments regulate our business. The Federal Communications Commission ("FCC"), rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations called Do Not Call lists ("DNC"), and to avoid making calls to such consumers.

        The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission ("FTC"), to issue regulations prohibiting misrepresentation in telephone sales. The FTC issued its telemarketing sales rules ("TSR"), which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers. Both the FCC and the FTC introduced new amendments to their respective Acts during 2003, which placed further restrictions on the use of automated telephone dialing equipment relative to abandoned calls and require enhanced record keeping. These amendments also introduced a national do not call list that became effective in 2003 and require all telemarketing firms to suppress consumer records found on the national list. In January 2004, the requirement to deliver a caller id with name and number became effective. The advent of number portability between landlines and wireless telephone numbers in November 2003 created confusion with reference to the prohibition of telemarketing calls to wireless numbers. No clearinghouse is available to date to provide a suppression list of recently ported numbers, making a good faith effort the only safe harbor available to the telemarketing industry.

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

RELIANCE ON MAJOR CLIENTS

        Historically a few major clients have accounted for the bulk of our revenue. In 2003, five clients each accounted for over 10% of our revenues. AT&T, our largest telecommunications client, accounted for 26%, and Qwest Communications International ("Qwest"), accounted for approximately 14% of our revenues. Trilegiant, our largest membership services client, accounted for 15%, while American Express, our largest financial services client, and Cablevision, our largest cable television client, were each responsible for approximately 11% of our revenues. For 2002, three clients each accounted for over 10% of our revenues. Qwest accounted for approximately 26% of our revenues, AT&T accounted for nearly 22%, and American Express accounted for approximately 13% of our revenues. Revenues from AT&T are derived from separate contractual arrangements with several different business units of AT&T. From time to time, AT&T reorganizes or curtails its marketing programs, negotiates price reductions in certain of its programs and significantly reduces its volume of business with its outsourced CRM solutions vendors, including us, all of which negatively affect our revenues. The decline in revenue from Qwest Communications year over year was due to a reduction in the volume of outsourced business by the client. In the fourth quarter of 2003, our contract with Cablevision expired and was not renewed by the client. Cablevision made a decision to consolidate its customer service into available in-house capacity. Although we try to improve and grow our existing customer relationships, it is also our goal to reduce our dependence on a few major clients by broadening our customer base in order to limit the detrimental impact their unilateral decisions can have on our business. See Item 7 "Revenue Concentration."

QUALITY ASSURANCE

        Aegis maintains a reputation for quality service. This reputation is important because our services involve direct contact with our clients' customers and sale prospects. To that end, our representatives are monitored to ensure that they comply with the client's guidelines and deliver quality and efficient service. We regularly measure the quality of our services by benchmarking factors such as customer satisfaction and call handling metrics such as sales per hour, service levels and abandoned calls. Our information systems enable us to provide clients with real time reports regarding the status of an ongoing campaign. We also transmit summary data and captured information electronically to our clients. Access to this data enables our clients to modify or enhance an ongoing campaign to improve its effectiveness.

        Our client service representatives deal directly with our clients' customers and prospects. Thus, Aegis places a heavy emphasis on training and quality control processes. We dedicate a training staff at each facility to conduct both primary and recurrent training for all client service representatives. We employ a quality control staff at each facility who measure quality on both a quantitative and qualitative basis. We believe this attentiveness to training and customer service enables our client service representatives to perform a variety of highly complex and proprietary functions for our clients.

EMPLOYEES

        As of December 31, 2003, we employed 3,700 persons, including over 3,200 client service representatives. We believe our relationship with our employees is generally good.

DEUTSCHE BANK/ESSAR TRANSACTION

        On November 5, 2003, the Company terminated its pending agreement to be acquired by AllServe Systems, PLC ("AllServe"), in accordance with the terms and conditions of the merger agreement and signed definitive documents to effect, and did effect, an investment in the Company by Deutsche Bank AG—London ("Deutsche Bank") and Essar Global Limited ("Essar"), part of the Essar Group, a diversified industrial group out of India. After consultation with its financial advisor SunTrust Robinson Humphrey, and taking into account all legal, financial, regulatory and other aspects of the unsolicited written acquisition proposal from Deutsche Bank and Essar, the Company's Board of Directors accepted the proposal. It was determined that the Deutsche Bank/Essar transaction was a superior proposal which would result in a more favorable outcome for the Company's stockholders and debt holders, from a financial point of view, than the transaction with AllServe; and that the Board's fiduciary duties required it to accept the Deutsche Bank/Essar transaction. The Deutsche Bank/Essar transaction results in the Company remaining a publicly traded company with at least 20 percent of the company's equity remaining in the hands of the Company's current stockholders if all of the warrants are exercised. Following the transaction, and if all of the warrants are exercised, a minimum of approximately four percent of the equity of the newly capitalized Company will remain in the hands of the Company's current unaffiliated common stockholders.

        The transaction resulted in Deutsche Bank and Essar providing approximately equal portions of a $28.231 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company's common stock on a fully-diluted basis, taking into account the completed or pending, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction. As of November 5, 2003, Deutsche Bank and Essar together have warrants to purchase approximately 34 percent of the Company's Common Stock on a fully diluted basis. Following the amendment of the Company's certificate of incorporation to increase the Company's number of authorized shares, as described below, Deutsche Bank and Essar together will receive warrants to purchase approximately an additional 46 percent of the Company's Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003. The Deutsche Bank/Essar notes provided for 527.662 million warrants. The warrants have an exercise price of $0.01 per warrant and expire on November 5, 2010. The warrants were valued with the Black-Scholes formula and treated as a discount on notes payable. The discount of $4.45 million is being amortized over the life of the notes.

        In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company's voting stock approved, by written consent, (1) an amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which each share of Series F Preferred may be converted, from 34,527,594 to 46,910,503. These amendments will take effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated there under. This mailing is expected to take place on or about March 31, 2004, and the amendments will be effected immediately upon expiration of the twenty-day waiting period.

        The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction in the aggregated principal amount of $28.231 million have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum. Interest under the notes is payable quarterly in cash or the Company may, at its option cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each note is payable in two installments. The first installment of $12.344 million was due on the earlier of February 5, 2004 or the date on which the Company had availability under a new credit facility. On January 28, 2004, $8.0 million of the first required installment was paid as a result of entering into a new credit facility. (See Item 1. Business—Wells Fargo Foothill Agreement). On January 28, 2004, the promissory notes were amended. The principal amount of the amended notes in the aggregate was $20.231 million, with each note still payable in two installments. The first installment of $4.344 million was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company. The Company made additional payments totaling $2.0 million dollars in March 2004 on the first installment. The remaining balance of $2.344 million on the first installment was amended on March 30, 2004 and the maturity date extended to January 3, 2005. The second installment of $16.054 million, which includes capitalized interest of $0.166 million through March 30, 2004, is due on April 26, 2007. The notes are guaranteed by all of the Company's subsidiaries.

        The Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Wells Fargo Foothill ("Foothill") Loan and Security Agreement (the "Loan Agreement") and the Amended and Restated Secured Promissory Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10.088 million and $10.144 million, respectively (the "Notes"). As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. Additionally, while the Company made payments of $10.0 million of the required $12.344 million due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

        On March 30, 2004 the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes. In addition, the amended Notes included an extension of the due date for the balance of initial installment payments of $2.344 million to January 3, 2005. Accordingly, these balances have been reclassified to long-term debt as of December 31, 2003 thus improving our working capital position. The principal amounts of the amended Notes were increased to include capitalized interest of $0.166 million through March 30, 2004. The aggregate amount of the amended Notes at March 30, 2004 is $18.398 million.

        In accordance with the terms of its then-existing senior and subordinated loans, as well as the terms of its agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes). In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the transaction included collateralizing the letters of credit that remained outstanding under the Company's former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company's Series B Preferred Stock and for the possible payment of all or a portion of a $1.1 million break-up fee that may be owed to AllServe in connection with the termination of the Company's agreement to be acquired by AllServe. If the $1.1 million break-up fee is not owed to AllServe, it will be distributed to the subordinated debt holders. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1.1 million. The Company has reserved this fee as part of the gain on early extinguishment of debt for the year ending December 31, 2003. The Company was also responsible, under the terms of agreement, for the costs of the transaction including the expenses of Deutsche Bank and Essar, and paid these costs and expenses after the completion of the transactions. See Item 3. Legal Proceedings.

        In connection with the transaction with Deutsche Bank and Essar, ten of the 11 members of the Company's board of directors resigned on November 5, 2003, and, in accordance with the procedures set forth in the Company's certificate of incorporation and bylaws, the number of directors constituting the Company's board of directors was reduced to ten. Herman M. Schwarz, the Company's Chief Executive Officer and the remaining sole director of the Company, has filled five of the vacancies on the board. Of the five new directors, one is a designee of Deutsche Bank, three are designees of Essar and one is an employee of the company. The Company will fill two vacancies in the near future with designees of Deutsche Bank and expects to fill the two remaining vacancies with independent directors in the near future.

WELLS FARGO FOOTHILL AGREEMENT

        On January 26, 2004, Aegis entered into the Loan Agreement with Foothill that will allow the Company to borrow up to $25.0 million, with a maturity date of January 26, 2007. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and Wells Fargo prime rate. The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. Proceeds from the Loan Agreement will be used for working capital, capital expenditures and expansion of existing centers, or other purposes. As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of our assets. See Item 1. Business—Deutsche Bank/Essar Transaction.

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

ITEM 2. PROPERTIES

        Our principal executive offices and operational and administrative headquarters are located in a 23,333 square foot leased building in Irving, Texas. This lease, which was originally set to expire on December 31, 2003, was extended to December 31, 2004. We also lease an additional 7,076 square feet in Atlanta, Georgia for executive and administrative offices. This lease expires on September 30, 2007. All of our facilities are occupied pursuant to various lease arrangements. We believe that the development of additional centers should enhance our long-term profitability. Accordingly, we continue to implement our site selection strategy, which focuses on locating client service centers in markets we believe offer lower wage rates, better employee retention and generally lower operating costs. To that end, in 2003 we closed one metropolitan-based inbound center in Arlington, Texas. Additionally, we did not renew a lease that expired on December 31, 2003 for one of our Irving, Texas locations. These changes followed the closing of call centers in Mesquite, Texas and Atlanta, Georgia during 2002. The changes in 2002 followed other significant moves made in prior years. In 2001, we closed six relatively small outbound dedicated centers in Dalton and Browns Valley, Minnesota, Hazleton, Pennsylvania, Newport News, Virginia, Barrie, Canada and San Francisco, California and opened a 534-seat inbound-oriented client service center in Rocky Mount, North Carolina. In March 2003, we opened a new 195-seat service center in El Segundo, California and reduced our existing Los Angeles facilities to broaden our ability to attract talented labor. As of December 31, 2003, we performed our services in the facilities listed below:

	Client Service Centers
Location	Date Opened	Lease Expiration Date	Square Footage	Number of Production Workstations
Elkins, WV	November 1998	October 31, 2008	20,125	204
Fairmont, WV	October 1997	February 28, 2009	48,000	517
Irving, TX	September 1985	December 31, 2004	52,866	624
Joplin, MO	February 1998	February 1, 2008	33,055	445
Los Angeles, CA	October 1985	October 31, 2007	19,674	320
Port St. Lucie, FL	September 1997	July 23, 2007	44,000	310
Rocky Mount, NC	June 2001	October 9, 2007	62,500	534
Sierra Vista, AZ	February 1999	March 1, 2009	45,000	615
St. Joseph, MO	April 1999	June 1, 2009	27,316	328
Terre Haute, IN	August 2000	September 30, 2010	34,680	493
El Segundo, CA	March 2003	May 31, 2008	14,174	195

			401,390	4,585

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

ITEM 3. LEGAL PROCEEDINGS

        We are party to certain legal proceedings incidental to our business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

        On July 18, 2003, two of our public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors. The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to our public stockholders and that the defendants breached their fiduciary duties to our public stockholders in connection with the then-proposed acquisition. The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe. At this time, it is not possible to predict accurately the outcome of these lawsuits as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation. We intend to continue to contest these lawsuits vigorously.

        Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed. The complaint also seeks to specifically enforce our merger agreement with AllServe. Alternatively, the complaint seeks payment of the $1.1 million break-up fee as well as other monetary damages that, according to AllServe, exceed $50 million. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1.1 million was accrued at December 31, 2003 to a reserve for the benefit of the subordinated debtholders. Payment to the subdebt holders is contingent upon the outcome of the Allserve litigation. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders up to $1.1 million. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In connection with the November 5, 2003 transaction by Deutsche Banke and Essar with the Company, the holders of shares of our voting shares signed a majority written consent on that same date that approved:

  •
  an amendment to our Certificate of Incorporation to increase the number of shares of our common stock that we are authorized to issue from 200,000,000 to 800,000,000; and

  •
  an amendment to our Series F Preferred Stock Certificate of Designations to increase the number of shares into which the outstanding shares were convertible from 34,527,594 to 46,910,503 and eliminate some conversion adjustment and antidilution protections.

        Because these actions were approved by holders of the required majority of outstanding shares that were entitled to cast votes, no other stockholder approval of these actions is necessary. However, before these amendments can be effected, twenty days must expire after the mailing of an information statement on Form 14C to our stockholders. This mailing is expected to take place on or about March 31, 2004, and the amendments will be effected immediately upon expiration of the twenty-day period.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        On September 20, 1999, we received notification from NASDAQ that we no longer met the minimum requirements for continued listing on the NASDAQ National Market System and, therefore, the NASDAQ staff determined that our continued listing was no longer warranted. Accordingly, our common stock, $.01 par value per share, now trades on the National Association of Securities Dealers' Over-the-Counter Electronic Bulletin Board ("NASDAQ OTC BB") under the symbol "AGIS". As of April 1, 2004, there were 85,004,987 shares of our common stock outstanding held by approximately 5,600 holders of record.

        The table below lists the range of high and low bid prices for our common stock as reported by the NASDAQ OTC BB for the two-year period ended December 31, 2003 and the subsequent interim period. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Year ended December 31, 2002	High	Low
First Quarter	$0.39	$0.17
Second Quarter	$0.32	$0.16
Third Quarter	$0.17	$0.06
Fourth Quarter	$0.08	$0.03
Year ended December 31, 2003	High	Low
First Quarter	$0.07	$0.05
Second Quarter	$0.13	$0.04
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.34	$0.01
Interim period from January 1, 2004	High	Low
through April 1, 2004	$0.26	$0.11

DIVIDENDS

        To date, we have not declared a cash dividend on our common stock. We intend to retain any earnings for use in the operation and expansion of our business, and therefore do not anticipate declaring cash dividends in the foreseeable future. We have accrued an annual dividend of $0.36 per share on 29,778 outstanding shares of our Series B Preferred Stock. Our Series D and E Preferred Stock accrued dividends quarterly at a rate of 15% per annum. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D and E Preferred Stock were either converted into Common Stock or cancelled, resulting in no outstanding shares of Series D and E Preferred Stock. Our Series F Preferred Stock accrued dividends daily at a rate of 9.626% per annum. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, half of the then-outstanding shares of Series F Preferred Stock were converted into Common Stock, leaving 23,375 shares of Series F Preferred Stock currently outstanding. Also in connection with the Deutsche Bank/Essar transaction, the holders of the outstanding shares of Series F Preferred Stock have waived their above-described rights to dividends and a liquidation preference, as well as certain rights to adjustment of the conversion price to convert their Series F Preferred Stock into Common Stock. Under the terms of the Third Amended and Restated Credit Agreement (the "Credit Agreement"), we were prohibited from paying cash dividends on our common stock and preferred stock until all of the lender's commitments had been met and all of our obligations under the Credit Agreement had been satisfied. See "Notes to Consolidated Financial Statements—7. Long-Term Debt and 11. Preferred Stock."

PRIVATE PLACEMENTS OF CONVERTIBLE PREFERRED STOCK

        In an effort to reduce debt and improve our balance sheet, on June 30, 1999, a group led by our then largest shareholder, Thayer Equity Investors III, L.P. ("Thayer Equity", and together the "Thayer-led group"), agreed to convert $12.1 million of its subordinated debt into two new series of convertible preferred stock. The 77,300 shares of Series D Preferred Stock issued, ($0.01 par value per share, $100 per share liquidation preference) were convertible into our common stock at $2.00 per share, and the 44,018 shares of new Series E Preferred Stock issued ($0.01 par value per share, $100 per share liquidation preference) were convertible into our common stock at $2.375 per share. Both series earned cumulative dividends (payable in cash or in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%, and were non-voting except on specified matters. In consideration of the conversion of the subordinated debt into preferred stock, we also issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of our common stock at $0.90625 per share. As of December 31, 2002, the Series D Preferred Stock accrued paid in kind dividends of approximately 52,123 shares of Series D Preferred Stock, and the Series E Preferred Stock accrued paid in kind dividends of approximately 29,681 shares of Series E Preferred Stock. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D Preferred Stock were cancelled, resulting in no outstanding shares of Series D Preferred Stock. At the same time, all of the outstanding shares of the Series E Preferred Stock were either converted into Common Stock or cancelled, leaving no shares of Series E Preferred Stock outstanding.

        In an effort to further reduce outstanding debt on our balance sheet, thereby providing us the needed flexibility to renegotiate our Credit Agreement (and cure then outstanding defaults), and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively, the "Questor Investors") for an aggregate purchase price of $46.75 million. The Series F Preferred Stock were entitled to receive dividends, in preference to all other capital stock of Aegis Communications Group, Inc., except for our Series B Preferred Stock, at the rate of 9.626% per annum, which would accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock accrued on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends had not been paid on any March 31, June 30, September 30 or December 31 of any year, all such dividends were added to the investment value of such shares. The Series F Preferred Stock is convertible into shares of common stock on the basis of one share of common stock per $1.00 of investment value (as adjusted) of the Series F Preferred Stock. The Series F Preferred Stock shareholders also participate, on an as-converted basis, with the common stock in any dividends that may be declared and paid after the payment of preferential dividends. The Series F Preferred Stock shareholders vote on an as-converted basis. We used the proceeds from the sale of the Series F Preferred Stock to repay outstanding bank debt and pay transaction expenses.

        As a result of the sale of the Series F Preferred Stock and subsequent increases in the investment value of the Series F Preferred Stock resulting from dividends, and through their ownership of common stock and Series E Preferred Stock, on an as-converted basis, the Questor Investors collectively own 42.3% of our common stock and common stock equivalents outstanding. The Series F Preferred Stock vote on an as-converted basis and represent approximately 64.1% of our voting equity securities at December 31, 2003. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, half of the then-outstanding shares of Series F Preferred Stock were converted into Common Stock, leaving 23,375 shares of Series F Preferred Stock currently outstanding. Also in connection with the Deutsche Bank/Essar transaction, the holders of the outstanding shares of Series F Preferred Stock have waived their above-described rights to dividends and a liquidation preference, as well as certain rights to adjustment of the conversion price to convert their Series F Preferred Stock into Common Stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

IQI Plan

        In November 1996, IQI, Inc. established the 1996 Incentive Stock Option Plan, or the IQI Plan. The IQI Plan provides for the award of incentive stock options to directors, officers, key employees and members of Thayer's Advisory Board. A Compensation Committee, as established by IQI's Board of Directors, administered the IQI Plan. These options are intended to qualify as incentive stock options, or ISOs, under the Internal Revenue Code or non-statutory stock options, also referred to as NSOs, which are not intended to qualify. IQI reserved 3,929,774 shares of common stock for issuance under the IQI Plan. Options granted pursuant to the IQI Plan are exercisable for ten years from the date of the grant subject to vesting schedules.

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

Plan category	Number of securities to be issued upon exercise of outstanding warrants	Weighted average exercise price of outstanding warrants	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	68,084,517	$0.01	20,929,774
Equity compensation plans not approved by security holders	—	—	—

Total	68,084,517	0.01	20,929,774

        Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $0.05 million. Effective as of November 5, 2003, all warrants to purchase capital stock of the Company that were outstanding prior to the transaction with Deutsche Bank and Essar were terminated and released by their holders. If the Company had elected to recognize compensation cost for the issuance of options to employees of the Company based on the fair value at the grant dates for awards consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock Based Compensation, $1.5 million in unearned stock compensation expense at the date of cancellation would have been recognized.

DEUTSCHE BANK/ESSAR TRANSACTION

        In the transaction on November 5, 2003, Deutsche Bank and Essar provided approximately equal portions of a $28.231 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company's common stock on a fully-diluted basis, taking into account the completed or pending, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction. As of November 5, 2003, Deutsche Bank and Essar together have warrants to purchase approximately 34 percent of the Company's Common Stock on a fully diluted basis. Following the amendment of the Company's certificate of incorporation to increase the Company's number of authorized shares, Deutsche Bank and Essar together will receive warrants to purchase an approximately additional 46 percent of the Company's Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003. The warrants have an exercise price of $0.01 per warrant and expire on November 5, 2010.

ITEM 6. SELECTED FINANCIAL DATA

        The table below sets forth certain of our selected consolidated financial data for the last five years. This information should be read in conjunction with Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes to the consolidated financial statements.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Statements of Operations Data
Revenues	$139,861	$135,894	$214,410	$267,496	$219,066
Cost of services	99,667	93,492	141,643	182,548	157,572
SG&A expenses	41,529	43,118	55,542	67,740	57,543
Depreciation & amortization	11,462	13,013	14,014	13,446	12,366
Acquisition goodwill amortization	—	—	2,377	2,378	2,723
Non-cash asset impairment charge	—	—	—	—	20,399
Restructuring and other non-recurring charges	—	900	—	3,539	541

Operating income (loss)	(12,797)	(14,629)	834	(2,155)	(32,078)
Gain on early extinguishment of debt	(6,199)	—	—	—	—
Interest expense, net	2,385	1,160	2,951	4,516	5,864
Non-cash interest expense	1,613	1,565	1,374	1,210	1,597

Loss from continuing operations before income taxes	(10,596)	(17,354)	(3,491)	(7,881)	(39,539)
Income tax (benefit) expense	300	9,671	5,774	(2,305)	(6,213)

Net loss from continuing operations	(10,896)	(27,025)	(9,265)	(5,576)	(33,326)
Net loss from operations of discontinued segment	—	(94)	(105)	(808)	(850)
Estimated gain (loss) on disposal of business segment	(569)	8,283	—	—	—
Cumulative effect of change in accounting for goodwill impairment	—	(43,448)	—	—	—

Net loss	(11,465)	(62,284)	(9,370)	(6,384)	(34,176)
Preferred stock dividends	7,608	8,468	7,572	6,775	1,208

Net loss after preferred stock dividends	$(19,073)	$(70,752)	$(16,942)	$(13,159)	$(35,384)

Basic and diluted loss per share	$(0.33)	$(1.35)	$(0.32)	$(0.25)	$(0.68)

Basic and diluted weighted average number of common and common equivalent shares outstanding	57,299	52,171	52,171	52,004	52,043
Operating Data
Client service centers at end of period	11	12	14	19	21
Teleservices workstations at end of period	4,585	5,136	6,189	5,996	5,382
Marketing research facilities at end of period	—	—	6	7	11
Marketing research workstations at end of period	—	—	161	225	225

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated:

	Year ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Operating Costs:
Cost of services	71.2%	68.8%	66.1%
Selling, general and administrative expenses	29.7%	31.7%	25.9%
Depreciation and amortization	8.2%	9.6%	6.5%
Acquisition goodwill amortization	0.0%	0.0%	1.1%
Restructuring charges	0.0%	0.7%	0.0%

Total operating expenses	109.1%	110.8%	99.6%

Operating income (loss)	-9.1%	-10.8%	0.4%
Gain on early extinguishment of debt	-4.4%	0.0%	0.0%
Interest expense, net	1.7%	0.9%	1.4%
Non-cash interest expense	1.2%	1.2%	0.6%

Loss from continuing operations before income taxes	-7.6%	-12.9%	-1.6%
Current taxes	0.2%	-0.1%	0.0%
Deferred taxes	0.0%	7.2%	2.7%

Net loss from continuing operations	-7.8%	-20.0%	-4.3%

Discontinued operations:
Net loss from operations of discontinued segment	0.0%	-0.1%	0.0%
Estimated gain (loss) on disposal of business segment	-0.4%	6.1%	0.0%

Loss before cumulative effect of change in accounting principle	-8.2%	-14.0%	-4.3%
Cumulative effect of change in accounting for goodwill impairment	0.0%	-32.0%	0.0%

Net loss	-8.2%	-46.0%	-4.3%

Preferred stock dividends	5.4%	6.2%	3.5%

Net loss applicable to common shareholders	-13.6%	-52.2%	-7.8%

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

        We recognized a net loss applicable to common shareholders of $19.1 million or $0.33 per share for the year ended December 31, 2003, versus a net loss applicable to common shareholders of $70.8 million or $1.35 per share in 2002. Excluding net income from discontinued operations, a gain on sale of the related assets, a gain on the early extinguishment of debt and the cumulative effect of a change in accounting for goodwill, we incurred a net loss from continuing operations of $17.1 million or $0.30 per share for the period ended December 31, 2003, as compared to a net loss from continuing operations of $27.0 million or $0.52 per share for the period ended December 31, 2002.

        Revenues.    For the year ended December 31, 2003, revenues from continuing operations were $139.9 million versus $135.9 million in the prior year, an increase of $4.0 million, or 2.9%. The increase in revenues versus the year ended December 31, 2002 was primarily a result of expansion of work from clients in the cable television and membership services industries partially offset by a decrease in volumes from clients in the telecommunications and financial services industries.

        Revenue Mix.    The inbound CRM and non-voice services continued to be responsible for the majority of our revenues in 2003. Together these two service areas accounted for approximately 74.1% of our revenues, as compared to 80.5% in 2002. Outbound CRM revenue for 2003 accounted for approximately 25.9% as compared to 19.5% for 2002. The increase in outbound CRM revenues for 2003 is due to additional volume for an existing client program.

	Year ended December 31,
	2003	%	2002	%
	(Dollars in millions)
Inbound CRM	$88.1	63.0%	$85.3	62.8%
Outbound CRM	36.3	25.9%	$26.5	19.5%
Non-Voice & Other	15.5	11.1%	$24.1	17.7%

Total revenues	$139.9	100.0%	$135.9	100.0%

        Revenue Concentration.    We are dependent on several large clients for a significant portion of our revenues. For the year ended December 31, 2003, five customers each were responsible for at least 10% of our revenues, and together accounted for approximately 77% of our revenues. Our revenue concentration for these five customers for the years ended December 31, 2003 and 2002 was as follows:

		Year ended December 31,
Client
	Industry Segment	2003	%	2002	%
		(Dollars in millions)
AT&T	Telecommunications	$36.4	26.0%	$30.0	22.0%
Trilegiant	Membership Services	21.1	15.1%	—	—
Qwest	Telecommunications	20.0	14.3%	35.3	26.0%
American Express	Financial Services	14.9	10.7%	17.7	13.1%
Cablevision	Cable Television	14.8	10.6%	—	—

	Total	$107.2	76.7%	$83.0	61.1%

        Cost of Services    For the year ended December 31, 2003, cost of services increased $6.2 million to $99.7 million compared to 2002. As a percentage of sales, cost of services rose slightly over the same period, from 68.8% to 71.2%. These costs, which consist primarily of direct labor associated with revenue generation, vary substantially with revenue. The increase year over year is primarily due to data and sales lead costs for an enhanced pay for performance project that began in January 2003 and increased telecommunications costs associated with the increase in revenues. Additionally, as a result of expansion of work from existing clients and new campaigns added during the year, we also incurred additional labor costs associated with training employees for the increase in volumes.

        Selling, General and Administrative Expenses    For the year ended December 31, 2003, selling, general and administrative expenses or SG&A decreased to $41.5 million, or 29.7% of revenues from $43.1 million, or 31.7% of revenues for the year ended December 31, 2002. The decrease is primarily due to a slight increase in revenue over the same period as well as the result of the Company's emphasis on controlling overhead costs. The elimination of overhead costs due to the reduction of headcount from 2002 to 2003 were partially offset by $2.1 million in expenses related to the terminated merger agreement with Allserve and the subsequent closing of the Deutsche Bank/Essar transaction.

        Depreciation and Amortization    For the years ended December 31, 2003 and 2002, respectively, depreciation and amortization expenses were $11.5 million, or 8.2% of revenues and $13.0 million, or

9.6% of revenues. The reduction in depreciation expense is due to the effects of reduced capital spending coupled with more mature assets becoming fully depreciated.

        Gain on Early Extinguishment of Debt    We retired $15.4 million in subordinated debt with the proceeds of the November 5, 2003 Deutsche Bank/Essar transaction. We paid $8.1 million in cash and recorded a $6.2 million gain on early extinguishment of debt. The gain has been reduced by $1.1 million, which, if not owed to Allserve for the breakup fee, will be distributed to the subordinated debtholders, net of certain expenses, as part of the agreement with Deutsche Bank and Essar.

        Restructuring Charges    We recorded $0.9 million in restructuring charges in the second quarter of 2002, related to the closing of our Atlanta call center. Included in the restructuring charges was $0.8 million in non-cancelable lease costs, including costs associated with the future payment of an early buy out, as provided in the lease. The remainder of the charges related primarily to the removal from operations and/or disposal of certain leasehold improvements, equipment, furniture and fixtures.

        Interest Expense, net    Net interest expense of $2.4 million incurred in 2003 was $1.2 million more than that incurred during the year ended December 31, 2002. The increase in net interest expense for the year ending December 31, 2003 is primarily due to the $1.0 million fee charged for the payoff of the Credit Agreement in November 2003. The outstanding balance on our revolving line of credit at December 31, 2002 was $5.9 million. The revolving line of credit was repaid in the Deutsche Bank/Essar transaction.

        Income Tax Provision    Our statutory state and federal income tax rate for the years ended December 31, 2003 and 2002 was approximately 40%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the write-down of our deferred tax asset, and the non-deductibility, for tax purposes, of the acquisition goodwill impairment in 2002.

        We have historically generated net operating losses for income tax purposes. In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2022. Management regularly evaluates the company's ability to realize its deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future. As a result, we increased the valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. At June 30, 2002 the carrying amount of the deferred tax asset was reduced to zero ($16.5 million less a valuation allowance of $16.5 million). We have not provided an income tax benefit to the operating losses incurred during 2003 and 2002, as such benefit would exceed the projected realizable deferred tax asset.

        Income (loss) from Discontinued Operations    On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc. Initial cash proceeds from the sale were $12.2 million, which was subject to certain post-closing purchase price adjustments. These purchase price adjustments were ultimately completed pursuant to an agreement dated October 7, 2003, which provided for TNS (1) to receive $0.1 million out of a $0.6 million purchase price escrow fund (the balance of which was paid to us), (2) to retain $0.1 million in trade accounts receivable, and (3) to receive a payment from us of $0.02 million. This resulted in a net purchase price increase of $1.1 million, $0.1 million less than our previously projected increase of $1.2 million. As a result, our reserves were increased by $0.1 million, and the gain on the disposal of this segment was reduced by $0.1 million. The reserves included an amount for a lease, assuming that a buy-out agreement would be reached. When the buy-out agreement fell through, the reserves were increased by $0.5 million in the fourth quarter of 2003 to accrue for the remaining lease costs. The assets sold consisted primarily of accounts receivable, property and equipment, and other assets. The buyer assumed no liabilities, except for executory contracts. We recognized a gain on disposal of the segment of $8.3 million in the quarter ended June 30, 2002, which was reduced, in light of the above settlement, by $0.1 million during the quarter ended September 30, 2003. Elrick & Lavidge's revenues, reported in discontinued operations, for the year 2002 was $6.2 million. For the year ended 2002, no income tax benefit was attributed to the loss from operations of the discontinued segment and no income tax expense was attributed to the gain on the sale of the segment.

        Change in Accounting Principle    In connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we completed the transitional goodwill impairment test during the quarter ended September 30, 2002. A third party engaged by us performed the valuation. As a result of the performance of the impairment test, we concluded that goodwill was fully impaired, and accordingly, recognized a goodwill impairment loss of $43.4 million. The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

        Preferred Dividends    Preferred dividends decreased to approximately $7.6 million for the year ended December 31, 2003 from $8.5 million in the prior year. During 2003, dividends on the Series F Preferred Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Stock were paid in additional shares of Series D and E Preferred Stock, respectively. In connection with the November 5, 2003 Deutsche Bank/Essar transaction, all of the Series D and E Preferred Shares and half of the Series F Preferred Shares were converted to Common Stock and the holders of the remaining Series F Preferred Stock waived their rights to dividends. See "Notes to Consolidated Financial Statements-11. Preferred Stock."

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

        We recognized a net loss applicable to common shareholders of $70.8 million or $1.35 per share for the year ended December 31, 2002 versus a net loss applicable to common shareholders of $16.9 million or $0.32 per share in 2001. Excluding net income from discontinued operations, a gain on sale of the related assets, and the cumulative effect of a change in accounting for goodwill, we incurred a net loss from continuing operations of $27.0 million for the period ended December 31, 2002, as compared to a net loss from continuing operations of $9.3 million for the period ended December 31, 2001.

        Revenues.    For the year ended December 31, 2002, revenues from continuing operations were $135.9 million versus $214.4 million in the prior year, a decline of $78.5 million, or 36.6%. The decline in revenues versus the year ended December 31, 2001 was centered principally in three large clients, each of which experienced reduced transactional volumes year over year. The reduction in revenues attributed to these three clients was responsible for approximately 73% of the revenue decline from 2001 to 2002. The remainder of the decline in revenue was due primarily to the effects on our clients of the slowing economy.

        Revenue Mix.    The inbound CRM and non-voice services continued to be responsible for the majority of our revenues in 2002. Together these two service areas accounted for approximately 80.5% of our revenues, as compared to 76.2% in 2001.

	Year ended December 31,
	2002	%	2001	%
	(Dollars in millions)
Inbound CRM	$85.3	62.8%	$140.7	65.6%
Outbound CRM	26.5	19.5%	51.1	23.8%
Non-Voice & Other	24.1	17.7%	22.6	10.6%

Total revenues	$135.9	100.0%	$214.4	100.0%

        Revenue Concentration.    We are dependent on several large clients for a significant portion of our revenues. For the year ended December 31, 2002 three customers each were responsible for at least 10% of our revenues, and together accounted for approximately 61% of our revenues. Our revenue concentration for these three customers for the years ended December 31, 2002 and 2001 was as follows:

		Year ended December 31,
Client
	Industry Segment	2002	%	2001	%
		(Dollars in millions)
AT&T	Telecommunications	$30.0	22.0%	$69.8	32.5%
Qwest	Telecommunications	35.3	26.0%	37.1	17.3%
American Express	Financial Services	17.7	13.1%	33.5	15.6%

	Total	$83.0	61.1%	$140.4	65.4%

        Cost of Services    For the year ended December 31, 2002, cost of services dropped $48.2 million to $93.5 million compared to 2001, primarily as a result of the reduction in revenue. As a percentage of sales, cost of services rose slightly over the same period, from 66.1% to 68.8%. These costs, which consist primarily of direct labor associated with revenue generation, vary substantially with revenue.

        Selling, General and Administrative Expenses    For the year ended December 31, 2002, selling, general and administrative expenses or SG&A were $43.1 million, or 31.7% of revenues versus $55.5 million, or 25.9% of revenues for the year ended December 31, 2001. The reduction in selling, general and administrative expenses year over year is primarily attributable to our on-going cost reduction efforts that centered on reducing labor and associated employee benefit costs, and reducing occupancy costs. The increase as a percentage of revenue is primarily the result of the significant decline in revenue over the same period.

        Depreciation and Amortization    For the years ended December 31, 2002 and 2001, respectively, depreciation and amortization expenses were $13.0 million, or 9.6% of revenues and $14.0 million, or 6.5% of revenues. The reduction in depreciation expense is due to the effects of reduced capital spending coupled with more mature assets becoming fully depreciated. In accordance with SFAS 142, beginning January 1, 2002, we no longer amortize goodwill resulting from acquisitions. Acquisition goodwill amortization of approximately $2.4 million, or $0.04 per common share was recognized in the year ended December 31, 2001.

        Restructuring Charges    We recorded $0.9 million in restructuring charges in the second quarter of 2002, related to the closing of our Atlanta call center. Included in the restructuring charges was $0.8 million in non-cancelable lease costs, including costs associated with the future payment of an early buy out, as provided in the lease. The remainder of the charges related primarily to the removal from operations and/or disposal of certain leasehold improvements, equipment, furniture and fixtures.

        Interest Expense, net    Net interest expense of $1.2 million incurred in 2002 was $1.8 million less than that incurred during the year ended December 31, 2001. The decline in net interest expense is primarily attributable to lower levels of outstanding balances maintained during the year on our revolving line of credit. The outstanding balance on our revolving line of credit at December 31, 2002 was $5.9 million as compared to $13.8 million at December 31, 2001.

        Income Tax Provision    Our statutory state and federal income tax rate for the years ended December 31, 2002 and 2001 was approximately 40%. Our effective tax rate on reported taxable income or loss differs from the statutory rate due primarily to the write-down of our deferred tax asset, and the non-deductibility, for tax purposes, of acquisition goodwill amortization in 2001.

        We have historically generated net operating losses for income tax purposes. In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2021. Management regularly evaluates the company's ability to realize its deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future. As a result, we increased the valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. At June 30, 2002, the carrying amount of the deferred tax asset was reduced to zero ($16.5 million less a valuation allowance of $16.5 million). We have not provided an income tax benefit to the operating loss incurred during 2002 as such benefit would exceed the projected realizable deferred tax asset.

        Income (loss) from Discontinued Operations    On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc. Initial cash proceeds from the sale were $12.2 million adjusted for certain purchase price adjustments, which were not yet final, as they were under review by both parties. The purchase price adjustment is estimated at approximately $1.2 million resulting in total estimated proceeds on the disposal of $13.4 million. Of the total proceeds, $0.6 million remains in escrow and $0.4 million represents trade accounts receivable. These amounts are included in our accounts receivable balance at December 31, 2002. The assets sold consisted primarily of accounts receivable, property and equipment, and other assets. The buyer assumed no liabilities, except for executory contracts. We recognized a gain on disposal of the segment of $8.3 million in the quarter ended June 30, 2002. Elrick & Lavidge's revenues reported in discontinued operations for the years ended December 31, 2002 and 2001 were $6.2 million, and $22.9 million, respectively.

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

        Preferred Dividends.    Preferred dividends increased to approximately $8.5 million for the year ended December 31, 2002 from $7.6 million in the prior year. During 2002, dividends on the Series F Preferred Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Stock are currently being paid in additional shares of

Series D and E Preferred Stock, respectively. See "Notes to Consolidated Financial Statements-11. Preferred Stock."

LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth certain information from our statements of cash flows for the periods indicated:

	Year ended December 31,
	2003	2002	2001
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(7.0)	$7.2	$40.1
Net cash provided by (used in) investing activities	(5.6)	7.3	(7.4)
Net cash provided by (used in) financing activities	13.0	(11.9)	(33.9)
Net cash provided by (used in) discontinued operations	(0.3)	(2.1)	0.5

Net increase (decrease) in cash and cash equivalents	$0.1	$0.5	$(0.7)

        We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs. Our revolving line of Credit Agreement, which was due to mature in June 2003, was amended on April 14, 2003, and the maturity date was extended. Subordinated debt instruments held by certain of our shareholders, which were due to mature in 2003, were also amended on April 14, 2003, and the maturity dates were extended. At December 31, 2002, we were in compliance with all loan covenants. However, based on the twelve-month covenants for the period ended March 31, 2003, we were in default of certain covenants under the revolving line of Credit Agreement. Such covenants, however, were waived under the new amended agreement. On November 5, 2003, through the Deutsche Bank/Essar transaction, the revolving line of credit and the subordinated debt instruments were paid off (and to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes). On January 26, 2004, we entered into the Loan Agreement with Foothill that will allow the company to borrow up to $25.0 million. The maximum amount available under the Loan Agreement is determined by the lesser of i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of certain reserves established by Foothill. The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of our assets. As of April 1, 2004, the outstanding balance under the Loan Agreement was $6.4 million. Management believes that cash flow from operations and funds available from financing activities should be sufficient to meet our current liquidity requirements. See Item 1. Business—Deutsche Bank/Essar Transaction.

        Cash used in operating activities was $7.0 million in 2003, as compared to cash provided of $7.2 million in the prior year. The decline in cash provided by operating activities is primarily attributable to the level of change in accounts receivable, operating losses incurred during the period and controlling accounts payable. Accounts receivable dropped from $32.7 million in 2001 to $20.9 million at the end of 2002, adding $12.8 million of cash flow to our operations in 2002. The decrease in receivables was a result of the decrease in revenue year over year as well as the net effects of improved management of our receivables balance. Conversely, accounts receivable increased $2.7 million from 2002 to 2003, mainly as a result a new membership services agreement entered into in January 2003. Due to the timing of collections for this agreement, there were approximately

$4.5 million in accounts receivable over 90 days for this client at December 31, 2003. These receivables were collected in the first quarter of 2004.

        Cash used in investing activities was $5.6 million in 2003, as compared to cash provided of $7.3 million in 2002. The change is primarily attributable to the $12.4 million in cash proceeds received on the sale of the assets of the Elrick & Lavidge business segment in 2002. Total capital expenditures in 2003 were $0.9 million as compared to $5.1 million in 2002. Our capital expenditures consisted primarily of telecommunications equipment and information technology hardware and software required in the upgrade of our operations and the upgrade or replacement of workstations in our existing facilities. The remaining capital expenditures during 2003 were funded with proceeds from bank borrowings under our revolving line of credit, loan agreement and available cash. In addition, as a result of the Deutsche Bank/Essar transaction, restricted cash increased $4.6 million in 2003. The restricted cash is for the cash collateralization of the Company's letters of credit and escrow for the dividends and liquidation value of the Series B stockholders.

        Cash provided by financing activities was $13.0 million in 2003, as compared to cash used of $11.9 million in 2002. The change is primarily due to the $28.231 million note investment by Deutsche Bank/Essar, offset in part by the $8.1 million payoff of the subordinated debt.

Restricted Cash

        On December 31, 2003, the Company had two outstanding irrevocable letters of credit. These letters totaled approximately $4.6 million in value and expire between June 1, 2004 and August 6, 2004. The letters are being maintained as security for the Company's self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company. Letters of credit formerly reduced the amount available to be borrowed under the Company's revolving line of credit; however, the Company's line of credit has been repaid and terminated and the letters of credit were cash collateralized at the end of 2003. The Company has subsequently replaced $2.3 million of the letters under the new Loan Agreement and has cancelled $1.2 million of the letters. The Company expects to replace or eliminate the remaining letter as soon as practicable. As a result of the Deutsche Bank/Essar transaction on November 5, 2003, the Company, unable to locate the Series B Preferred shareholders, has escrowed $0.3 million, an amount equal to the accrued dividends and liquidation value of the Series B Preferred Stock.

Accounts Receivable

        Accounts receivable at December 31, 2003 were $23.6 million, as compared to $20.9 million at December 31, 2002. Our revenues and related accounts receivable are concentrated with clients in the telecommunications industry, an industry that has been under significant economic stress. At December 31, 2003, $10.0 million, or 41.3% of our net trade accounts receivable balance were concentrated in the telecommunications industry, as compared to $7.8 million, or 41.5% at December 31, 2002. At December 31, 2003, none of our telecommunications related accounts receivable were over 60 days past due.

Contractual Obligations and Commercial Commitments

        The following table sets forth certain information concerning our contractual obligations and commercial commitments at December 31, 2003, and outlines our expected future payments to be made under such obligations and commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-Term Debt Obligations	$28.2	$6.0	$22.2	$—	$—
Capital Lease Obligations	1.9	1.1	0.6	0.2	—
Operating Lease Obligations	17.2	4.3	7.2	5.0	0.7
Purchase Obligations	29.0	8.1	15.3	5.6	—

Total	$76.3	$19.5	$45.3	$10.8	$0.7

        The Company has agreements with certain telephone long distance carriers which currently range from 20 months to 45 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2.2 million over a 36-month period. During the fourth quarter of 2002, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7.4 million annually for seven years.

        On December 31, 2003, the Company had two outstanding irrevocable letters of credit. These letters totaled approximately $4.3 million in value and expire between June 1, 2004 and August 6, 2004. The letters are being maintained as security for the Company's self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company. Letters of credit formerly reduced the amount available to be borrowed under the Company's revolving line of credit; however, the Company's line of credit has been repaid and terminated and the letters of credit were cash collateralized at the end of 2003. The Company has subsequently replaced $2.3 million of the letters under the new Loan Agreement and has cancelled $1.2 million of the letters. The Company expects to replace or eliminate the remaining letter as soon as practicable. As a result of the Deutsche/Bank Essar transaction on November 5, 2003, the Company, unable to locate the Series B Preferred shareholders, has escrowed $0.3 million, an amount equal to the accrued dividends and liquidation value of the Series B Preferred Stock.

1999 Questor Transaction

        In an effort to reduce outstanding debt on our balance sheet in 1999, thereby providing us the needed flexibility to renegotiate our bank revolving Credit Agreement and cure then outstanding defaults, and provide access to working capital to fund future operations, on December 10, 1999, we completed the sale of 46,750 shares of newly issued Series F Preferred Stock to the Questor Investors for an aggregate purchase price of $46.75 million. The Series F Preferred Stock was entitled to receive dividends, in preference to all other capital stock of Aegis Communications Group, Inc., except for our Series B Preferred Stock, at the rate of 9.626% per annum, which accrue and cumulate from their original issue date. The dividends on the Series F Preferred Stock accrued on each share from its issuance on a daily basis, whether or not earned or declared. To the extent that dividends had not been paid in cash on any March 31, June 30, September 30 or December 31 of any year, all such dividends were added to the investment value of such shares. The Series F Preferred Stock also participates, on an as-converted basis, with the common stock in any dividends that may be declared and paid after the payment of preferential dividends. The Series F Preferred Stock is convertible into shares of common stock on the basis of one share of common stock per $1.00 of investment value (as adjusted) of the Series F Preferred Stock. The Series F Preferred Stock votes on an as-converted basis. We used the proceeds from the sale of the Series F Preferred Shares to repay outstanding bank debt and pay transaction expenses. For the year ended December 31, 2002 and through November 5, 2003, accrued dividends on the Series F Preferred Stock were added to the investment value of such shares. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, half of the then-outstanding shares of Series F Preferred Stock were converted into Common Stock, and there are currently 23,375 shares of Series F Preferred Stock outstanding. Also in connection with the Deutsche Bank/Essar transaction, the holders of the outstanding shares of Series F Preferred Stock have waived their above-described rights to dividends and a liquidation preference, as well as certain rights to adjustment of the conversion price to convert their Series F Preferred Stock into Common Stock.

LONG-TERM DEBT

        In conjunction with the December 10, 1999 closing of the Questor Transaction and the associated repayment of bank debt, we entered into the Credit Agreement with Bank of Nova Scotia ("Scotiabank") and Credit Suisse First Boston ("CSFB"), thereby curing all outstanding defaults through December 31, 1999. Under the amended agreement, our lenders expanded their aggregate revolving commitments under the Credit Agreement from $30.0 million to $45.0 million at closing. We met certain financial targets in the fourth quarter of 1999, which resulted in a $1.5 million increase in the commitment under the Credit Agreement, and we met certain financial targets in the first quarter of 2000, which resulted in an additional $2.5 million increase in the commitment. Borrowings under the Credit Agreement bore interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate ("LIBOR") at our election. The margin above the applicable prime rate or LIBOR was determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio.

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

        As a condition of obtaining the lender's consent on the sale of the collateralized assets of Elrick and Lavidge on April 12, 2002, we agreed to reduce the size of the revolving commitment under the Credit Agreement to $35.0 million from $49.0 million. During the quarter ended September 30, 2002, in order to reduce costs, we reduced the size of the revolving commitment from $35.0 million to $30.0 million, as we did not believe the loan-borrowing base would necessitate the level of commitment. Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement.

        On April 14, 2003 we entered into the Fourth Amended and Restated Credit Agreement with Scotiabank and Credit Suisse First Boston. Under the amended agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003. The amended agreement provided for the waiver of all outstanding defaults through March 31, 2003 and reduced the aggregate revolving commitments under the agreement from $30.0 million to $19.0 million. Additionally, the agreement required that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement are fixed at certain levels on prime borrowings until the maturity of the agreement. In exchange for the extension of the line of credit, the lenders required a base fee of $1,000, $200 of which was paid at the time of the extension and the $800 balance of which was to be paid at the earlier of April 16, 2004 or the renegotiation or pay-off of the loan. The line of credit was paid off on November 5, 2003, as a result of the Deutsche Bank/Essar transaction. Based on the trailing twelve-month covenants for the period ended March 31, 2003 the Company was in default of certain covenants under its Third Amended and Restated Credit Agreement with Scotiabank and Credit Suisse First Boston. Such covenants, however, were waived under the Fourth Amended and Restated Credit Agreement.

        The weighted-average interest rate on the outstanding balance of $5.9 million at December 31, 2002 was 5.0%. Interest payments were due quarterly. Accrued interest at December 31, 2002 was $0.1 million. Interest expense was $0.8 million, $0.6 million and $2.3 for 2003, 2002 and 2001, respectively.

        On November 5, 2003, all amounts owed under the Fourth Amended and Restated Credit Agreement were paid in full using a portion of the proceeds from the Deutsche Bank/Essar transaction, with the exception that the Company has entered into a Cash Collateral Agreement with the lenders that permits the Company to keep in place the letters of credit issued by the lenders. The letters of credit are collateralized by the cash collateral account pursuant to the Cash Collateral Agreement. With the exception of the provisions in the Credit Agreement relating to letters of credit and certain other general obligations thereunder, all liens, covenants and obligations under the Credit Agreement have been released.

        As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28.231 million from the Company. These notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%. Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each note is payable in two installments. The first installment of $12.344 million was due on the earlier of February 5, 2004 or the date on which the Company had availability under a new credit facility. On January 28, 2004, $8.0 million of the first required installment of $12.344 million was paid. On that same date, the promissory notes were amended. The principal amount of the amended notes in the aggregate was $20.231 million, with each note still payable in two installments. The first installment of $4.344 million was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company. On March 3, 2004 and March 8, 2004, the Company made payments totaling $2.0 million dollars to Deutsche Bank and Essar. The remaining $2.344 million was extended to January 3, 2005, on March 30, 2004. The second installment of $16.054 million, which includes capitalized interest of $0.166 million through March 30, 2004, is due on April 26, 2007. The notes are guaranteed by all of the Company's subsidiaries.

        On January 26, 2004, we entered into the Loan Agreement with Foothill that will allow the company to borrow up to $25.0 million, with a maturity date of January 26, 2007. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate. The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by us and our subsidiaries, certain financial targets and capital expenditures. Proceeds from the Loan Agreement will be used for working capital, capital expenditures and expansion of existing centers, or other purposes. As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of our assets. See Item 1. Business—Deutsche Bank/Essar Transaction.

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

        In connection with the March 1998 amendment to the Credit Agreement, IQI issued a subordinated note payable to Thayer Capital of $2.0 million with interest payable quarterly at an annual rate of 15%. Proceeds from the note were used for working capital purposes and to pay down $1.0 million of the term portion of the Credit Agreement. Payments under the note are subordinated to the Credit Agreement. Therefore, quarterly accrued interest is rolled into the principal balance of the note. At December 31, 2002 and 2001, the balance due on the note was approximately $4.0 million and $2.5 million, respectively and we recognized $0.5 million, $0.6 million and $0.5 million in interest expense, during 2003, 2002 and 2001, respectively pursuant to the note. On April 14, 2003, we reached agreement with the note holder to extend the maturity date of the note from August 31, 2003 to April 17, 2004.

        Prior to the IQI Merger, on July 6, 1998, we received an additional financing commitment from Thayer Capital and certain other shareholders of IQI. Under the commitment, the Thayer-led group agreed to lend us, at our election, up to an additional $4.0 million in subordinated indebtedness at any time within 90 days after the IQI Merger. As of October 23, 1998, we had drawn the full commitment amount of $4.0 million. In connection with this commitment and effective upon the IQI Merger, we issued the Thayer-led group additional warrants to purchase up to 350,000 shares of our common stock at an exercise price of $2.375 per share and provided certain anti-dilution protection. This indebtedness is convertible into our common stock at a conversion price of $2.375 per share. This debt is in addition to, and on the same basic terms as, the subordinated debt that Thayer Equity had previously loaned to us. These borrowings were subsequently converted to preferred stock. See "Notes to Consolidated Financial Statements—9. Subordinated Indebtedness and 11. Preferred Stock."

        In connection with the IQI Merger, Thayer Capital provided us with $6.8 million in subordinated indebtedness as well as a guarantee for $2.0 million in bridge financing to assist in funding our working capital needs. This subordinated indebtedness is convertible into shares of our common stock at a conversion price of $2.00 per share. In connection with the guarantee, and for additional consideration of $110,000, we issued to Thayer Equity warrants to purchase 1,100,000 shares of our common stock at an exercise price of $1.96. These borrowings were subsequently converted to preferred stock. See "Notes to Consolidated Financial Statements—9. Subordinated Indebtedness and 11. Preferred Stock."

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

The note carries an annual interest rate of 12%. Payments under the note are subordinated to the Credit Agreement; therefore, quarterly accrued interest is rolled into the principal balance of the note. At December 31, 2002 and 2001, the balance due on the note was $8.9 million and $7.9 million, respectively. We recognized $0.9 million, $1.0 million and $0.9 million in interest expense during 2003, 2002 and 2001, respectively pursuant to the note. On April 14, 2003, we reached agreement with the note holder to extend the maturity date of the note from August 31, 2003 to April 17, 2004.

        In accordance with the terms of our then-existing senior and subordinated loans, as well as the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid and/or forgiven, and all warrants were canceled. The termination of the Company's agreement to be acquired by AllServe resulted in the possibility of a break-up fee of up to $1.1 million, owed to AllServe. The $1.1 million fee was reserved as a partial reduction of the gain on early extinguishment of debt at December 31, 2003. Any part of the $1.1 million reserved for the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses. See Item 1. Business—Deutsche Bank/Essar Transaction.

Note Receivable

        In February 2002, we were granted a summary judgment in a case against Mr. Michael G. Santry, a former director, pursuant to a suit we filed on July 5, 2001 in the District Court of Dallas County to recover monies owed us under a secured promissory note dated September 16, 1997. Mr. Santry was ordered to pay us $2.2 million plus prejudgment interest. The note bears interest at an annual rate of 7%, and was originally secured by 7,000 shares of our common stock, options to purchase 1,750,000 shares of our common stock held by Mr. Santry, and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, we extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued, but unpaid, interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from us, and make certain other payments to us. On July 1, 2000, October 1, 2000, January 1, 2001 and April 1, 2001, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, we exercised our rights under the amended and restated secured promissory note to cancel the options to purchase 1,750,000 shares of our common stock held by Mr. Santry. Mr. Santry resigned as a director on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999. Any amounts recovered as a result of the judgment will be recorded as capital upon receipt. As of December 31, 2003, no monies had been recovered as a result of the judgment.

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

        We also anticipate the continued implementation of our site selection strategy, which focuses on locating client service centers in areas where we believe we can more effectively attract and retain employees and efficiently control front-line costs including the potential expansion into non-U.S. locations. Our growth and continued implementation of our growth strategies may necessitate additional client service centers and such facilities will require furniture, equipment and technology consistent with our existing facilities. Any additional client service centers will require capital expenditures and may require additional borrowing under the existing Loan Agreement. In addition, expenses associated with opening such centers may temporarily adversely affect operating income.

        Although no assurances can be made in this regard, management anticipates that through the maturity of the new debt agreement we should be able to sufficiently fund the combination of our future working capital needs combined with additional sources of capital. Expenditures to improve our technology platform and the capital equipment requirements for the build-out of additional facilities needed to meet unanticipated growth may require funding from sources of capital outside of our current Loan Agreement and anticipated cash flow from operations.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see the notes to the consolidated financial statements.

Goodwill

        In 2002, we changed our method of accounting for certain intangibles, including acquisition goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including acquisition goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. As a result of the performance of the impairment test, we concluded that acquisition goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43.4 million. The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize. We did not recognize any goodwill impairment for the year ended December 31, 2003.

Accounts Receivable

        Trade receivables are comprised primarily of amounts owed to Aegis through its CRM services and are presented net of an allowance for doubtful accounts. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments. The amount of the allowance for doubtful accounts is calculated as follows: Account balances over 90 days past due are specifically identified, reviewed and reserved, based upon management's best estimate. An additional reserve amount equal to two percent of the remaining accounts receivable balance is added to the amount for which a specific reserve was established based on historical trends. This combined amount comprises the balance in the allowance account. The adequacy of the reserve is periodically reviewed to determine its appropriateness. Receivable accounts are reviewed on a regular basis for collectibility. If collectibility of the account is no longer assured, the amount is written-off against the allowance account.

Revenue recognition

        Customer solutions revenues earned under contracts based on time incurred and/or on transactions handled are recognized after the related services are performed at rates realizable under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

        In January 2003, the Company entered into a services agreement with Trilegiant Corporation ("Trilegiant"). Under the agreement, the Company, via forwarded call transfers, offers Trilegiant membership services to individuals. The Company is obligated to pay Trilegiant for the call transfers and recognizes this expense as a cost of services. When an individual agrees to enroll in the membership services program, a sale is made and the Company receives a commission from Trilegiant after the trial period is completed and Trilegiant has successfully billed the member. Sold memberships are subject to cancellation by the member with prorated refunds of membership fees.

        Because the member can cancel their membership after date of sale, the Company uses historical cancellation information to record revenue for the period. The estimated amount of revenue recorded under the contract is determined by applying the historical cancellation rates to the gross amount of membership commissions. If the actual cancellation rate for the period is different from that used to determine revenue at the time of sale, a resulting adjustment is made to revenue and accounts receivable.

        According to SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", revenue recognition is appropriate if all of the following are met:

  •
  Persuasive evidence of an arrangement exists,

  •
  Delivery has occurred or services have been rendered,

  •
  The seller's price to the buyer is fixed or determinable, and

  •
  Collectibility is reasonably assured.

        The Company feels that the amount of revenue recognized under this contract for the year ending December 31, 2003 is appropriate.

Deutsche Bank/Essar transaction

        On November 5, 2003, the Company signed definitive documents to effect an investment in the Company by Deutsche Bank and Essar. In the transaction, Deutsche Bank and Essar provided approximately equal portions of a $28.231 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company's common stock.

Terms of the notes were amended on January 28, 2004 and March 30, 2004. The Company accounted for the warrants and notes payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Deutsche Bank and Essar were issued initial warrants to purchase 68.085 million warrants and the rights to purchase an additional 459.577 million warrants following the amendment of the Company's certificate of incorporation to increase the Company's number of authorized shares. See Item 1. Business—Deutsche Bank/Essar Transaction.

        APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $4.4 million. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes.

        The deal expenses of $0.4 million were treated as debt issuance costs in accordance with APB No. 21, "Interest on Receivables and Payables" and are being amortized on a straight-line basis over the life of the notes, which approximates that of the interest method.

Gain on early extinguishment of debt

        The Company was required, by the existing loan terms, to repay or otherwise retire its existing loan obligations with the proceeds of the Deutsche Bank and Essar transaction. To the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes, resulting in a $6.2 million gain on early extinguishment of debt. The termination of the Company's agreement to be acquired by AllServe resulted in the possibility of a break-up fee of up to $1.1 million, owed to AllServe. Any part of the $1.1 million reserved for the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1.1 million.

Impairment of long-lived assets

        On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Management periodically evaluates the carrying value of our assets to determine if future operating results are adequate to cover the carrying value of those assets. In the event that facts and circumstances indicate that the value of property and equipment or other long-term assets may be impaired, an evaluation of recoverability is performed. Indicators may include continued future operating losses as well as the disposal of a material asset before the end of its estimated useful life. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required.

Income taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        At December 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of $20.9 million. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe that it is more likely than not that any such assets will not be realized, resulting in a valuation allowance of $20.9 million. On a quarterly basis, we evaluate the need for this valuation allowance based on the expected realizability of our deferred tax assets and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Accounting for employee benefits

        Aegis records an accrued liability for workers compensation based on an estimate of claims incurred but not reported as well as asserted claims at the end of the year. This estimate is derived from analysis performed by actuaries hired by the Company who have expertise in this area. However, although these estimates are generally reliable, changes in the employee mix and unforeseen events could result in an adjustment to these estimates.

Accounting for Contingencies

        In the ordinary course of business, Aegis has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"). SFAS 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the ranges shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company's accrual for a loss contingency could fluctuate, thereby creating variability in the Company's results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company's financial statements could have a material adverse impact on the Company's operating results for the period in which such actual loss becomes known. As of December 31, 2003, accruals for loss contingencies, excluding estimated legal fees to defend the Company against currently pending matters, totaled $0.2 million and are included in accrued liabilities in the accompanying consolidated balance sheet. The Company accrued a reserve of $1.1 million for the benefit of the subordinated debtholders at December 31, 2003, pending outcome of the Allserve litigation. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1.1 million. This amount was not accounted for as a contingency, as it is not possible to accurately predict the outcome of this lawsuit at this time. Management's best estimate of the future costs to defend the Allserve lawsuit at this time is approximately $0.7 million.

Recently Issued Accounting Pronouncements

        On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations and financial position.

        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities as defined. FIN 46 is applicable to financial statements to be issued by us after December 31, 2002; however, disclosures are required currently if we expect to consolidate any variable interest entities. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of FIN 46. FIN 46 has not had an impact on our financial statements. Furthermore, we do not expect the adoption of the remaining provisions of FIN 46R will have an impact on our financial statements.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This new statement provides direction as to classification of financial instruments that contain characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and becomes effective the first interim period beginning after June 15, 2003 for pre-existing instruments. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

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

Results of Operations

        The Company has historically incurred losses. The Company experienced net losses of $11.5 million, $62.3 million and $9.4 million for the years ended December 31, 2003, 2002 and 2001 respectively. The Company incurred operating losses from continuing operations of $10.9 million, $27.0 million and $9.3 million for the years ended December 31, 2003, 2002 and 2001 respectively. While we believe that we will be able to reduce such losses and become profitable in future periods, there can be no assurance that we will be able to do so.

Control by Principal Shareholders

        The Questor Investors (through their ownership of the convertible Series F Preferred Stock and common stock) collectively own at December 31, 2003, on an as-converted basis, approximately 64% of the voting issued and outstanding common stock and approximately 42% of the common stock and common stock equivalents outstanding. Thayer Capital and its affiliates (through their ownership of common stock) collectively own approximately 8% of the common stock and approximately 12% of our voting equity securities. Deutsche Bank and Essar (through their ownership of warrants, on an as-converted basis) each own approximately 17% of the common stock.

        Under the terms of a Stockholders Agreement among Deutsche Bank and Essar, Deutsche Bank and Essar each have the right to nominate three of the ten board members. The President and Chief Executive Officer, along with three independent directors will be the remaining four board members. Any major decision must be approved by at least three-fourths of the directors, which must include at least one Deutsche Bank director and one Essar director. As a result, Deutsche Bank and Essar can exercise significant control over the outcome of substantially all matters that require a Board of Directors or shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis Communications Group, Inc. In addition, since our officers serve at the pleasure of the Board of Directors, Deutsche Bank and Essar may be able to exert influence over day-to-day operations. Additionally, each committee of the Board will be constituted so that the number of Deutsche Bank Designees (as defined in the Stockholders Agreement) and Essar Designees (as defined in the Stockholders' Agreement) on any such committee is as nearly as possible in the same proportion as the number of Deutsche Bank Designees and Essar Designees on the entire Board.

        The Stockholders Agreement provides that the parties to the agreement satisfy a "right of first offer" to the others prior to a transfer of shares to a third party. The Stockholders Agreement also provides that the parties provide each other with certain "tag-along" rights in the event of a sale or transfer of shares to a third party. The Stockholders' Agreement and the Bylaws also provide that certain major decisions will require the affirmative vote of not less than three-fourths of the directors of the Board and the agreement of at least one Deutsche Bank director and one Essar director. The list of major decisions include:

  •
  issuing shares, including any indebtedness convertible into shares, or any other form of equity in Aegis Communications Group, Inc. or any subsidiary of Aegis Communications Group, Inc. other than a) granting options to directors or employees of Aegis Communications Group, Inc. pursuant to any incentive or other benefit plan adopted by the Board, b) issuing shares of common stock pursuant to the exercise of such options or any other securities outstanding and c) issuing shares of common stock or any security, including any debt convertible into shares of common stock, or any other form of equity in Aegis Communications Group, Inc., in one or more offerings;

  •
  adoption of any stock-based employee benefit plan by Aegis Communications Group, Inc.;

  •
  incurring debt or entering into guarantees for borrowed money (excluding trade payables) in excess of $2.5 million in a 12-month period, subject to certain exceptions;

  •
  selling, leasing, pledging or granting a security interest or encumbrance in all or substantially all of Aegis Communications Group, Inc.'s or any subsidiary of Aegis Communications Group, Inc.'s assets, except in connection with the incurrence of indebtedness for borrowed money that does not involve a major decision in excess of $2.5 million as noted above;

  •
  acquiring (whether through an asset purchase, merger, equity purchase or otherwise) any assets (excluding acquisitions of raw materials and supplies in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2.0 million;

  •
  selling or otherwise disposing of any assets (excluding sales or other dispositions of inventory in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2.0 million;

  •
  amending the Bylaws or the Certificate of Incorporation of Aegis Communications Group, Inc.;

  •
  any Change of Control Transaction;

  •
  executing or delivering any assignment for the benefit of creditors of Aegis Communications Group, Inc.;

  •
  filing any voluntary petition in bankruptcy or receivership with respect to Aegis Communications Group, Inc.;

  •
  taking any action while there is a vacancy on the Board, including without limitation the filling of such vacancy, except in accordance with the terms of the agreement; and

  •
  changing the size or composition of the Board except in accordance with the agreement.

        Under the stockholders agreement, Deutsche Bank and Essar each have the right to nominate three of the ten board members. The President and Chief Executive Officer, along with three independent directors will be the remaining four board members. Although we expect that our board of directors will be able to resolve major business issues, we cannot assure you that deadlocks will not occur.

Shares Available for Future Sale

        Questor, Thayer and their respective affiliates combined, own approximately 50% of the common stock and common stock equivalents outstanding and approximately 76% of voting equity securities (through their ownership of common stock and convertible preferred stock). Although Questor, Thayer and other affiliates of Aegis Communications Group, Inc. are restricted to some extent from reselling their respective shares of our common stock under applicable securities laws, both possess registration rights with respect to the shares of capital stock they own that can be exercised at any time. We cannot predict the effect that future sales of stock, especially by Questor or Thayer, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the conversion of preferred stock or the exercise of stock options), and even the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

Reliance on Major Clients

        Historically a few major clients have accounted for the bulk of our revenue. In 2003, five separate clients accounted for approximately 26%, 15%, 14%, 11% and 11% of our revenues, respectively. Relying on one or a few major clients includes a number of more specific business risks that may adversely impact our ability to derive revenue from the client, including:

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

        For example, in the fourth quarter of 2003, our contract with Cablevision expired and was not renewed by the client. Cablevision made a decision to consolidate its customer service into available in-house capacity. Other customers may do the same. Many of our clients are concentrated in the telecommunications and financial services industries. A significant downturn in any of these industries or a trend away from their use of telephone-based sales or outsourced customer relationship management services could materially and adversely affect our business. Although we believe our relations with our major clients are good, the loss of one or more of our major clients could have a material adverse effect on our operating results. See "Item 1. Business—Reliance on Major Clients."

Leverage and Future Capital Requirements

        At December 31, 2003, we had long-term capital leases of approximately $0.8 million and notes payable of $18.9 million (net of discounts), which results in a total debt to total capitalization ratio of approximately 80.1%. Our tangible net book value (including Series F Preferred Stock) was approximately $4.9 million at December 31, 2003. Although we used proceeds from the Deutsche Bank/Essar transaction to satisfy our old bank debt and subordinated debt, our leverage could adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes and could make our business more vulnerable to economic downturns and competitive pressures. Our future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, efforts to expand existing operations and capital expenditures. If funds available through the Loan Agreement with Foothill and cash flows from operations are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through additional equity or debt financings or from other sources. Any additional equity financings are most likely to be dilutive to our shareholders and the terms of any debt financings are likely to contain restrictive covenants that limit our ability to pursue certain courses of action. In addition, the terms of the Loan Agreement and the Deutsche Bank/Essar Transaction limit our ability to incur debt other than pursuant to the existing facilities. We cannot assure you that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to restructure our existing indebtedness or forego strategic decisions or delay, scale back or eliminate operations, which could have a material adverse effect on our business, financial condition and results of operations. See Item 1. Business—Deutsche Bank/Essar Transaction.

        We have also informed Foothill of our failure to pay the full amount of certain scheduled payments of principal under the Notes, resulting in an event of default under the Notes. At our request, Deutsche Bank and Essar agreed to waive any violations of the Notes or any other provisions of the Notes caused by the such default. WE have also informed Foothill that we have failed to pay the full amount of certain schedule payments of principal under the Notes, resulting in an event of default under the Notes and therefor a cross-default under the Loan Agreement. As a request and subject to the terms of this Amendment, Foothill has waived any cross-default under the Loan Agreement caused by our default under the Notes.

Factors Affecting Ability to Manage and Sustain Growth

        We anticipate that the trend toward outsourcing of telephone and Internet-based sales, marketing, and customer relationship management activities, as well as increased penetration of new and existing clients and markets, will drive future growth. A number of other factors, including the effective and timely initiation and development of client relationships, the opening of new client service centers, the recruitment, motivation and retention of qualified personnel, the slow recovery of the U.S. economy, our ability to find qualified non-U.S. locations and intensified competition among our telecommunications clients will affect growth. Sustaining growth will also require better and faster systems and additional management, operational and financial resources. We cannot assure you that we will be able to manage expanding operations effectively or maintain or accelerate growth.

Dependence on Outsourcing Trend and Industries Served

        Our growth depends in part on continued demand for our services prompted by the outsourcing trend, as well as continued growth in the industries we serve. If the interest in outsourcing declines or there is a significant downturn in the telecommunications, financial services, consumer products, entertainment or other industries, we could be materially and adversely affected. The telecommunications and financial services industries continued to be under significant economic pressure during 2003.

Possible Volatility of Stock Price

        Our stock price can be volatile, in response to:

  •
  sales or proposed sales by Deutsche Bank, Essar or other affiliates;

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

  •
  other events or factors.

        In addition, the stock market generally has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. Since July 9, 1998, the market price per share of our common stock has ranged from $3.50 to $0.01. On April 1, 2004, the closing bid price for our stock was $0.14.

Potential Fluctuations in Quarterly Operating Results

        We could experience quarterly variations in revenues and operating income due to many factors, including:

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

Government Regulation

        Both federal and state governments regulate our business. The FCC rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations called DNC lists and to avoid making calls to such consumers.

        The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the FTC to issue regulations prohibiting misrepresentation in telephone sales. The FTC issued its TSR, which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers. Both the FCC and the FTC introduced new amendments to their respective Acts during 2003, which placed further restrictions on the use of automated telephone dialing equipment relative to abandoned calls and require enhanced record keeping. These amendments also introduced a national do not call list that became effective in 2003 and require all telemarketing firms to suppress consumer records found on the national list. In January 2004, the requirement to deliver a caller id with name and number became effective. The advent of number portability between landlines and wireless telephone numbers in November 2003 created confusion with reference to the prohibition of telemarketing calls to wireless numbers. No clearinghouse is available to date to provide a suppression list of recently ported numbers, making a good faith effort the only safe harbor available to the telemarketing industry.

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

Dependence on Labor Force

        Our business is very labor intensive and characterized by high personnel turnover. Although by industry standards we believe our employees are highly qualified and well trained, many employees receive modest hourly wages and have relatively short tenure with Aegis Communications Group, Inc. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. Some of our operations require specially trained employees. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of our costs consists of wages paid to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely affect our operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have exposure to market risk associated with the floating rate portion of the interest charged on the Deutsche Bank/Essar note payables, along with the Foothill line of credit. The Deutsche Bank/Essar note payables, which mature on April 26, 2007, and the Foothill line of credit bear interest at fluctuating rates based on the prime rate and/or LIBOR. Our exposure to interest rate risk due to changes in the prime rate or LIBOR is not expected to be material and, at December 31, 2003, the fair value of the Loan Agreement approximates its related carrying value because the obligation bears interest at the current market rate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages F-1 through F-37 of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

        As required by rule 13a-15(b), Aegis management, including the chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Aegis' disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that Aegis' disclosure controls and procedures were effective as of the end of the period covered by this report. As required by rule 13a-15(d), Aegis management, including the chief executive officer and the chief financial officer, also conducted an evaluation of Aegis' internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aegis' internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This information will be contained in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions "Election of Directors," "Executive Officers," "Code of Ethics," "Audit Committee Financal Expert," and "Audit Committee" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        This information will be contained in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference. Information in the definitive proxy statement section entitled "Report of the Compensation Committee of the Board of Directors" and in the subsection entitled "Performance Graph" are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        This information will be contained in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information will be contained in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information will be contained in our definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption "Corporate Governance" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1)    FINANCIAL STATEMENTS

    See "Index to Consolidated Financial Statements" included on page F-1 of this Annual Report on Form 10-K for a listing of the financial statements filed as a part of this Annual Report on Form 10-K.

    (2)
    FINANCIAL STATEMENT SCHEDULES

Aegis Communications Group, Inc.
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Net Write-Off	Balance at End of Year
Year Ended December 31, 2003:
Allowance for doubtful accounts	$639	$747	$(845)	$541
Deferred tax asset valuation allowance	$18,438	$2,477	$—	$20,915
Year Ended December 31, 2002:
Allowance for doubtful accounts	$512	$291	$(164)	$639
Deferred tax asset valuation allowance	$6,709	$11,729	$—	$18,438
Year Ended December 31, 2001:
Allowance for doubtful accounts	$969	$233	$(690)	$512
Deferred tax asset valuation allowance	$709	$6,000	$—	$6,709
    (3)
    EXHIBITS

    The exhibits to this report on Form 10-K are listed under Item 15(c) below.

  (b)
  REPORTS ON FORM 8-K

    On November 6, 2003, we filed a report on Form 8-K reporting under "Item 5. Other Events", that on November 5, 2003 the Company announced that it had terminated its agreement to be acquired by AllServe Systems, PLC in accordance with the terms and conditions of the merger agreement and had subsequently signed definitive documents to effect and had effected, on that same date an investment in Aegis by Deutsche Bank AG—London and Essar Global Limited, part of the Essar Group, a diversified industrial group out of India.

    On November 14, 2003, we filed a report on Form 8-K reporting under "Item 5. Other Events", that on November 13, 2003 the Company announced that AllServe Systems PLC and AllServe Systems, Inc. had filed suit in the Court of Chancery of the State of Delaware. The complaint alleges, among other things, breach of contract and breach of the duty of good faith and fair dealing arising out of the alleged breach by the Company of the Agreement and Plan of Merger by and among AllServe Systems PLC, AllServe Systems, Inc., and Aegis Communications Group, Inc., dated July 11, 2003, which the registrant terminated in accordance with its terms on November 5, 2003. On November 13, 2003 the Company announced that it had filed a Notification of Late Filing on Form 12b-25 with the Securities and Exchange Commission, in which it disclosed that it would be unable to file its quarterly report on Form 10-Q within the prescribed time period.

    On November 26, 2003, the Company furnished Current Reports on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") dated November 19, 2003, announcing its financial results for the quarter ended September 30, 2003.

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
4.7
Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, dated November 5, 2003 (Incorporated by reference to Exhibit 4.7 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).
4.8
Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated November 5, 2003 (Incorporated by reference to Exhibit 4.8 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).
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
10.4
Promissory Note by and among Advanced Telemarketing Corporation, ATC Communications Group, Inc., and Thayer Equity Investors III, L.P. dated May 4,1998, (Incorporated by reference to Exhibit 10.26 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998).
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
10.17
Amendment No. 2 to the Series F Senior Voting Convertible Preferred Stock Purchase and Registration Rights Agreement dated October 22, 1999 (Incorporated by reference to Exhibit 10.33 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999).
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
10.32
Employment Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and it subsidiaries dated August 28, 2000 (Incorporated by reference to Exhibit 10.32 of the registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.33
Agreement between Richard Interdonato and Aegis Communications Group, Inc. and its subsidiaries dated August 8, 2002 (Incorporated by reference to Exhibit 10.33 of the registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.34
Agreement between Herman M. Schwarz and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.34 of the registrant's Form 10-K Annual Report for the year ended December 31, 2002).

10.35
Agreement between Michael J. Graham and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.35 of the registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.36
Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.36 of the registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.37
Agreement between Thomas P.G. Franklin and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.37 of the registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.38
Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.38 of the registrant's Form 10-K Annual Report for the year ended December 31, 2002).
10.39
Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on April 21, 2003).
10.40
Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company's Preliminary Proxy Statement filed on July 30, 2003).
10.41
Note and Warrant Purchase Agreement dated as of November 5, 2003 by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor and Essar Global Limited (Incorporated by reference to Exhibit 10.2 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).
10.42
Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,087,352 from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC (Incorporated by reference to Exhibit 10.3 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).
10.43
Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,143,815 from the Company to Essar Global Limited (Incorporated by reference to Exhibit 10.4 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).
10.44
Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (Incorporated by reference to Exhibit 10.5 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).
10.45
Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Incorporated by reference to Exhibit 10.6 of the registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.46	Subsidiary Guaranty dated as of November 5, 2003 (filed herewith).
10.47
Loan and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (filed herewith)(exhibits excluded)
10.48
Amended and Restated Secured Promissory Note, dated as of January 28, 2004, in the original principal amount of $10,087,352 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC (filed herewith).
10.49	Amended and Restated Secured Promissory Note, dated as January 28, 2004, in the original principal amount of $10,143,815 payable to Essar Global Limited (filed herewith).
10.50
General Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as agent for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited (filed herewith)(exhibits excluded).
10.51
Trademark Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited (filed herewith)(exhibits excluded).
10.52
Copyright Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited (filed herewith)(exhibits excluded).
10.53
Stock Pledge Agreement, dated as of January 26, 2004, by Aegis Communications Group, Inc. and IQI, Inc. in favor of Wilmington Trust Company, as agent for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited (filed herewith)(exhibits excluded).
10.54
Amendment No. 1 to Subsidiary Guaranty, dated as of January 26, 2004, among Advanced Telemarketing Corporation, IQI, Inc., LEXI International, Inc., Interserv Services Corporation, Deutsche Bank AG London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (filed herewith).
10.55
Collateral Trustee Agreement, dated as of January 26, 2004, among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, Deutsche Bank AG—London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (filed herewith)(exhibits excluded).
10.56
Trademark Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent (filed herewith)(exhibits excluded).

10.57
Copyright Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent (filed herewith)(exhibits excluded).
10.58
Amendment Number 1 to and Waiver and Consent Under Loan and Security Agreement, dated as of March 30, 2004, among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (filed herewith)(exhibits excluded).
10.59
Waiver Under Amended and Restated Secured Promissory Notes, dated as of March 30, 2004, between Aegis Communications Group, Inc., Deutsche Bank AG—London and Essar Global Limited (filed herewith)(exhibits excluded).
10.60
Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,170,266 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC (filed herewith).
10.61	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,227,340 payable to Essar Global Limited (filed herewith).
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the registrant's Form 10-K Annual Report for the year ended June 30, 1998).
23.1	Consent of BDO Seidman, LLP, dated March 31, 2004 (filed herewith).
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)
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

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)
Dated: April 2, 2004	By:	/s/ HERMAN M. SCHWARZ Herman M. Schwarz, President and Chief Executive Officer, Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2004	By:	/s/ HERMAN M. SCHWARZ Herman M. Schwarz, President and Chief Executive Officer, Director
Dated: April 2, 2004	By:	/s/ JOHN SCOT BRUNKE John Scot Brunke, Chief Financial Officer and Principal Accounting Officer, Director
Dated: April 2, 2004	By:	/s/ MADHU VUPPULURI Madhu Vuppuluri, Director
Dated: April 2, 2004	By:	/s/ RODERICK GLEN MACMULLIN Roderick Glen MacMullin, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Aegis Communications Group, Inc.
Irving, Texas

        We have audited the accompanying consolidated balance sheets of Aegis Communications Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman LLP

Dallas, Texas
March 31, 2004

Aegis Communications Group, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenues	$139,861	$135,894	$214,410
Operating costs:
Cost of services	99,667	93,492	141,643
Selling, general and administrative expenses	41,529	43,118	55,542
Depreciation and amortization	11,462	13,013	14,014
Acquisition goodwill amortization	—	—	2,377
Restructuring charges	—	900	—

Total operating expenses	152,658	150,523	213,576

Operating income (loss)	(12,797)	(14,629)	834
Gain on extinguishment of debt	(6,199)	—	—
Interest expense, net	2,385	1,160	2,951
Non-cash interest expense	1,613	1,565	1,374

Loss from continuing operations before income taxes	(10,596)	(17,354)	(3,491)
Current taxes	300	(107)	—
Deferred taxes	—	9,778	5,774

Net loss from continuing operations	(10,896)	(27,025)	(9,265)

Discontinued operations:
Loss from operations of discontinued segment	—	(94)	(105)
Estimated gain (loss) on disposal of business segment	(569)	8,283	—

Loss before cumulative effect of change in accounting principle	(11,465)	(18,836)	(9,370)
Cumulative effect of change in accounting for goodwill impairment	—	(43,448)	—

Net loss	(11,465)	(62,284)	(9,370)

Preferred stock dividends	7,608	8,468	7,572

Net loss applicable to common shareholders	$(19,073)	$(70,752)	$(16,942)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.33)	$(0.68)	$(0.32)
Discontinued operations	—	0.16	—
Cumulative effect of change in accounting principle	—	(0.83)	—

Net loss applicable to common shareholders	$(0.33)	$(1.35)	$(0.32)

Weighted average shares of common stock outstanding:
Basic	57,299	52,171	52,171
Diluted	57,299	52,171	52,171

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,703	$1,584
Restricted Cash	4,629	—
Accounts receivable—trade, less allowance for doubtful accounts of $541 and $639, respectively	23,615	20,871
Prepaid expenses and other current assets	1,379	1,379

Total current assets	31,326	23,834
Property and equipment, net of accumulated depreciation of $78,046 and $66,797 respectively	18,297	28,627
Deferred financing costs, net of accumulated amortization of $2,854 and $2,641, respectively	407	189
Other assets	264	28

	$50,294	$52,678

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
Liabilities & Shareholders' Deficit
Current liabilities:
Current portion of capital leases	$1,140	$1,333
Accounts payable	4,427	3,375
Accrued compensation expense and related liabilities	4,637	3,764
Accrued interest expense	89	160
Other current liabilities	9,976	9,843
Current maturity of notes payable, net of discount of $892	5,108	—
Net current liabilities of discontinued operations	248	553

Total current liabilities	25,625	19,028
Revolving line of credit	—	5,900
Long term notes payable, net of discount of $3,307	18,924	—
Capital lease obligations, net of current portions	832	1,873
Subordinated indebtedness due to affiliates	—	13,936
Commitments and contingencies
Redeemable convertible preferred stock 23,375 and 46,750, 9.626% cumulative Series F shares issued and outstanding in 2003 and 2002, respectively	31,362	57,491
Shareholders' deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2003 and 2002; 0 and 129,423 convertible 15% cumulative Series D shares issued and outstanding in 2003 and 2002 respectively; 0 and 73,699 convertible 15% cumulative Series E shares issued and outstanding in 2003 and 2002 respectively.	—	2
Common stock, $.01 par value, 200,000,000 shares authorized; 85,480,587 and 52,646,768 shares issued and outstanding in 2003 and 2002, respectively	855	526
Additional paid-in capital	106,091	75,852
Treasury shares; at cost, 475,600 held in 2003 and 2002	(1,199)	(1,199)
Retained deficit	(132,196)	(120,731)

Total shareholders' deficit	(26,449)	(45,550)

	$50,294	$52,678

The accompanying notes are an integral part of the financial statements.

Aegis Communications Group, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)
(In thousands, except share amounts)

	Preferred Stock
	Series B		Series D		Series E		Common Stock		Treasury Stock
														Total Shareholders' Equity (Deficit)
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Cumulative Translation Adjustment	Retained Deficit
Balance at December 31, 2000	29,778	$—	96,407	$1	54,898	$1	52,646,768	$526	475,600	$(1,199)	$86,711	$71	$(49,127)	$36,984
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	15,295	—	8,710	—	—	—	—	—	(5,172)	—	—	(5,172)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(71)	50	(21)
Net loss													(9,370)	$(9,370)

Balance at December 31, 2001	29,778	$—	111,702	$1	63,608	$1	52,646,768	$526	475,600	$(1,199)	$81,539	$—	$(58,447)	$22,421
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	17,721	—	10,091	—	—	—	—	—	(5,687)	—	—	(5,687)
Net loss													(62,284)	$(62,284)

Balance at December 31, 2002	29,778	$—	129,423	$1	73,699	$1	52,646,768	$526	475,600	$(1,199)	$75,852	$—	$(120,731)	$(45,550)
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	15,070	—	8,582	—	—	—	—	—	(5,243)	—	—	(5,243)
Conversion of preferred shares to common stock in connection with Deutsche Bank/Essar transaction	—	—	(144,493)	(1)	(82,281)	(1)	35,406,183	355	—	—	31,010	—	—	31,363
Cancellation of common stock in connection with Deutsche Bank/Essar transaction	—	—	—	—	—	—	(2,572,364)	(26)	—	—	26	—	—	—
Warrants issued in connection with Deutsche Bank/Essar transaction	—	—	—	—	—	—	—	—	—	—	4,446	—	—	4,446
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,465)	$(11,465)

Balance at December 31, 2003	29,778	$—	—	$—	—	$—	85,480,587	$855	475,600	$(1,199)	$106,091	$—	$(132,196)	$(26,449)

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(11,465)	$(62,284)	$(9,370)
Less: Loss from operations of discontinued segment	—	94	105
(Gain) loss on disposal of business segment	569	(8,283)	—
Cumulative effect of accounting change	—	43,448	—

Loss from continuing operations	(10,896)	(27,025)	(9,265)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	11,462	13,013	14,014
Acquistion goodwill amortization	—	—	2,377
Accumulated depreciation related to disposed assets	—	(23)	—
Non-cash interest expense	1,613	1,565	1,374
Amortization of Note Payable discount	247	—	—
Gain on early extinguishment of debt	(6,199)	—	—
Other	—	—	23
Deferred taxes	—	9,778	5,774
Changes in operating assets and liabilities:
Accounts receivable	(2,744)	12,824	33,142
Prepaid and other current assets	—	803	614
Other assets	(668)	100	2
Accounts payable and other accrued liabilities	61	(721)	(7,999)
Other current liabilities	123	(3,135)	34

Net cash (used in) provided by operating activities from continuing operations	(7,001)	7,179	40,090
INVESTING ACTIVITIES
Capital expenditures	(919)	(5,109)	(7,413)
Restricted cash	(4,629)	—	—
Disposal of fixed assets	—	23	—
Proceeds from the sale of business segment	—	12,371	—

Net cash (used in) provided by investing activities from continuing operations	(5,548)	7,285	(7,413)
FINANCING ACTIVITIES
Payments on revolving line of credit	(48,000)	(69,638)	(83,000)
Proceeds from revolving line of credit	42,100	61,738	51,800
Payments on capital lease obligations	(1,234)	(4,013)	(2,691)
Payments on subordinated indebtedness due to affiliates	(8,124)	—	—
Proceeds from Notes Payable—Deutsche Bank/Essar	28,231	—	—

Net cash provided by (used in) financing activities from continuing operations	12,973	(11,913)	(33,891)

Net cash provided by (used in) continuing operations	424	2,551	(1,214)
Net cash (used in) provided by discontinued operations	(305)	(2,047)	515

Net increase (decrease) in cash and cash equivalents	119	504	(699)
Cash and cash equivalents at beginning of period	1,584	1,080	1,779

Cash and cash equivalents at end of period	$1,703	$1,584	$1,080

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$7,597	$8,457	$7,561
Non-cash proceeds from sale of discontinued segment	$—	$1,002	$—
Equipment acquired under capital lease obligations	$—	$1,277	$5,665
Supplemental information for cash paid during the period for:
Interest	$2,161	$1,310	$3,184
Taxes	$448	$311	$350

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc. Consolidated Statements of Cash Flows (In thousands)

Non-Cash Investing and Financing Activities

        During 2003, 2002 and 2001 the Company converted $2,365, $2,781 and $2,400 respectively in dividends on the Series D and E convertible preferred stock into additional Series D and E shares.

        During 2003, 2002 and 2001 the Company added $5,232, $5,676 and $5,161 respectively in dividends on the Series F redeemable convertible preferred stock into the investment value of such shares.

        The accompanying notes are an integral part of the consolidated financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

        The accompanying consolidated financial statements include the accounts of Aegis, IQI Inc. (formerly Edward Blank Associates) ("IQI"), ATC Communications Group, Inc. ("ATC"), Lexi International, Inc. ("Lexi"), and InterServ Services Corporation ("InterServ") and its subsidiaries, (collectively, "Aegis" or "the Company").

        The Company provides outsourced telecommunications-based customer relationship management ("CRM") to progressive companies in various industries through strategically located client service centers throughout the United States.

        At December 31, 2003, Aegis had the following operating subsidiaries:

Name	State of incorporation	Percentage ownership		Principal business activity
Advanced Telemarketing	Nevada	98.9	%(1)	Customer solutions
InterServ Services Corporation	Delaware	100.0%		Customer solutions
Lexi International, Inc.	California	100.0%		Customer solutions
IQI, Inc.	New York	100.0%		Customer solutions
EBA Direct, Inc.	Canada	100.0%		Customer solutions

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

        Operating Segments.    The Company operates in one business segment: the provision of outsourced telecommunications-based CRM. During 2002, the Company sold its marketing research division, which had been previously reported as a separate segment.

        Revenue recognition.    Customer solutions revenues earned under contracts based on time incurred and/or on transactions handled are recognized after the related services are performed at rates realizable under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management's best estimate of billing adjustments or concessions that may be made as a result of such audits.

        Cash and Cash Equivalents.    The Company considers all highly liquid instruments purchased with acquisition maturities of three months or less to be cash equivalents.

        Restricted Cash.    On December 31, 2003, we had two outstanding irrevocable letters of credit. These letters totaled approximately $4,344 in value and expire between June 1, 2004 and August 6, 2004. The letters are being maintained as security for our self-insured portion of our workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by us. Letters of credit formerly reduced the amount available to be borrowed under our revolving line of credit; however, our line of credit has been repaid and terminated and the letters of credit were cash collateralized at the end of 2003. The Company has subsequently replaced $2,273 of the letters under the new Wells Fargo Foothill ("Foothill") Loan and Security Agreement (the "Loan Agreement") and has cancelled $1,191 of the letters. The Company expects to replace or eliminate the remaining letter as soon as practicable. As a result of the Deutsche/Bank Essar transaction on November 5, 2003, the Company, unable to locate the Series B Preferred shareholders, was required to escrow $285, an amount equal to the accrued dividends and liquidation value of the Series B Preferred Stock.

        Accounts Receivable.    Trades receivables are comprised primarily of amounts owed to Aegis through its CRM services and are presented net of an allowance for doubtful accounts. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments. The amount of the allowance for doubtful accounts is calculated as follows: Account balances over 90 days past due are specifically identified, reviewed and reserved, based upon management's best estimate. An additional reserve amount equal to two percent of the remaining accounts receivable balance is added to the amount for which a specific reserve was established based on historical trends. This combined amount comprises the balance in the allowance account. The adequacy of the reserve is periodically reviewed to determine its appropriateness. Receivable accounts are reviewed on a regular basis for collectibility. If collectibility of the account is no longer assured, the amount is charged against the allowance account. During 2003 we had a revenue contract with a client that contained a timing difference between the date we invoiced the client and the date of collection. These receivables, which often went 90 days past due, were not specifically reserved for in our allowance for doubtful accounts calculation. To date, we have not experienced a problem in the ultimate collection of these amounts.

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

        Cost in excess of net assets acquired.    In June 2001, the Federal Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes Accounting Principles Board Opinion 16 "Business Combinations" ("APB 16") and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. (See Note 4.—"Goodwill and Other Intangible Assets—Adoption of SFAS 142").

        Impairment of long-lived assets.    On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In the event that facts and circumstances indicate that the value of property and equipment or other long-term assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to fair value is required.

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

        Concentration of credit risk.    The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company's business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients' financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management's expectations. The Company currently has certain clients which each comprise more than 10% of the Company's revenues and receivables. (See Note 16.—"Major Clients").

        Accounting for stock-based compensation.    The Company provides stock options and other stock-based awards to certain employees and directors. The company accounts for these awards using the intrinsic method pursuant to Accounting Principles Board ("APB") Opinion 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. If the Company had elected to recognize compensation cost for the issuance of options to employees of the company based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123 "Accounting for Stock Based Compensation," ("SFAS 123") net income and earnings per share would have been impacted as follows:

	Year ended December 31,
	2003	2002	2001
Net Loss available to common shareholders:
As reported	(11,465)	(62,284)	(9,370)
Proforma compensation expense, net of tax	1,533	889	1,414

Proforma	(12,998)	(63,173)	(10,784)

Basic loss per share:
As reported	(0.33)	(1.35)	(0.32)
Proforma	(0.36)	(1.37)	(0.35)
Diluted loss per share:
As reported	(0.33)	(1.35)	(0.32)
Proforma	(0.36)	(1.37)	(0.35)

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

        Loss per share.    The Company accounts for loss per share ("EPS") in accordance with SFAS No. 128 "Earnings Per Share", which requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

        Basic and diluted EPS are computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, the assumed conversion of the Company's issued and outstanding preferred stock, and convertible subordinated indebtedness. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

Other New Accounting Requirements

        On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of this statement did not have a material effect on our financial statements.

        In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently have any variable interest entities, therefore, none will be consolidated as a result of FIN 46. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of FIN 46. FIN 46 has not had an impact on our financial statements. Furthermore, we do not expect the adoption of the remaining provisions of FIN 46R will have an impact on our financial statements.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This new statement provides direction as to classification of financial instruments that contain characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and becomes effective the first interim period beginning after June 15, 2003 for pre-existing instruments. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

3. PROPERTY AND EQUIPMENT

        Property and equipment, at cost consisted of the following:

	December 31,
	2003	2002
Office furniture and equipment	$11,536	$11,913
Computer equipment	41,742	41,106
Computer software	11,006	10,877
Telecommunications equipment	22,043	21,502
Leasehold improvements	10,016	10,026

	96,343	95,424

Less: Accumulated Depreciation	(78,046)	(66,797)

	$18,297	$28,627

        The Company incurred depreciation expense of $11,249, $12,617 and $13,933 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Transitional Disclosures

        Net loss applicable to common shareholders and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired are as follows:

	Year Ended December 31,
	2003	2002	2001
Net loss	$(11,465)	$(62,284)	$(9,370)
Add back: Amortization of costs in excess of net assets acquired	—	—	2,377

Adjusted net loss	$(11,465)	$(62,284)	$(6,993)

Basic and diluted earnings per share:
Net loss	$(0.33)	$(1.35)	$(0.32)
Amortization of costs in excess of net assets acquired	—	—	0.04

Adjusted net loss	$(0.33)	$(1.35)	$(0.28)

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

        The Company's results for 2002 included restructuring charges of $900 (net of taxes) recorded during the second quarter of 2002 related to the closing of its Atlanta call center facilities. Included in the restructuring charges was $750 in non-cancelable lease costs that includes a future payment of an early lease buyout as provided in the lease. The remainder of the charges related primarily to the removal from operations and/or disposal of certain leasehold improvements, equipment, furniture and fixtures. At December 31, 2003, all of the remaining lease costs had been utilized.

        The following table details the restructuring and other non-recurring charges for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,
	2003	2002	2001
Severance costs and consolidation of certain administrative functions	$—	$—	$—
Other non-recurring charges	—	900	—

Total	$—	$900	$—

6. DEUTSCHE BANK/ESSAR TRANSACTION

        On November 5, 2003, the Company terminated its pending agreement to be acquired by AllServe Systems, PLC ("AllServe"), in accordance with the terms and conditions of the merger agreement and signed definitive documents to effect, and did effect, an investment in the Company by Deutsche Bank

AG—London ("Deutsche Bank") and Essar Global Limited ("Essar"), part of the Essar Group, a diversified industrial group out of India. After consultation with its financial advisor SunTrust Robinson Humphrey, and taking into account all legal, financial, regulatory and other aspects of the unsolicited written acquisition proposal from Deutsche Bank and Essar, the Company's Board of Directors accepted the proposal. It was decided that the Deutsche Bank/Essar transaction was a superior proposal that would result in a more favorable outcome for the Company's stockholders and debt holders, from a financial point of view, than the transaction with AllServe; and that its fiduciary duties required them to accept the Deutsche Bank/Essar transaction. The Deutsche Bank/Essar transaction results in the Company remaining a publicly traded company with at least 20 percent of the company's equity remaining in the hands of the Company's current stockholders. Following the transaction, and if all of the warrants are exercised, at least approximately four percent of the equity of the newly capitalized Company will remain in the hands of the Company's current unaffiliated common stockholders.

        In the transaction, Deutsche Bank and Essar provided approximately equal portions of a $28,231 investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company's common stock on a fully-diluted basis, taking into account the completed or pending, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction. As of November 5, 2003, Deutsche Bank and Essar together have warrants to purchase approximately 34 percent of the Company's Common Stock on a fully diluted basis. Following the amendment of the Company's certificate of incorporation to increase the Company's number of authorized shares, as described below, Deutsche Bank and Essar together will receive warrants to purchase an approximately additional 46 percent of the Company's Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003.

        In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company's voting stock approved, by written consent, (1) an amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which each share of Series F Preferred may be converted from 34,527,594 to 46,910,503. Because these actions were approved by holders of the required majority of outstanding shares that were entitled to cast votes, no other stockholder approval of these actions is necessary.

        The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction in the aggregated principal amount of $28,231 have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum. Interest under the notes is payable quarterly in cash or the Company may, at its option cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each is payable in two installments. The first installment of $12,344 was due on the earlier of February 5, 2004 or the date on which the Company had availability under a new credit facility. On January 28, 2004, $8,000 of the first required installment of $12,344 was paid as a result of entering into a new credit facility. On that same date, the original promissory notes to Deutsche Bank and Essar were amended. The principal amount of the amended notes in the aggregate was $20,231, with each note still payable in two installments. The first installment of $4,344 was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company. The second installment of $15,887 is due on April 26, 2007. On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 to Deutsche Bank and Essar as a result of the cash collateralized letters of credit being replaced and the funds released to the Company. The remaining $2,344 was extended to January 3, 2005 during the first quarter of 2004. The notes are guaranteed by all of the Company's subsidiaries. See Note 22.—Subsequent Events.

        The Deutsche Bank/Essar agreement contains various covenants that limit, among other things, the operating subsidiaries' indebtedness, capital expenditures, investments, and requires the operating subsidiaries to meet certain financial covenants. Similarly, under the terms of the Company's of our operating subsidiaries' obligations, the Company is subject to certain covenants limiting, among other things, our ability to incur indebtedness, enter into guaranties, and acquire other companies. The Note Agreement is collateralized by liens on the operating subsidiaries' accounts receivable, furniture and equipment, and is guaranteed by the Company. At December 31, 2003, the Company was in compliance with all such covenants.

        The Company accounted for the warrants and notes payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). Deutsche Bank and Essar were issued initial warrants to purchase 68,085 warrants and the rights to purchase an additional 459,577 warrants following the amendment of the Company's certificate of incorporation to increase the Company's number of authorized shares. APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black- Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $4,446. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes.

        The deal expenses of $431 were treated as debt issuance costs in accordance with APB No. 21, "Interest on Receivables and Payables" and are being amortized on a straight-line basis over the life of the notes, which approximates that of the interest method. All other expenses associated with the deal were expensed and recorded in selling, general and administrative expenses. The table below shows the flow of funds from the transaction.

Flow of Funds Statement as of Nov 5, 2003
Purchase price	$28,231
Less uses:
Payoff of existing bank debt	12,464
Amounts paid to subdebt holders	8,124
Cash collateralization for existing letters of credit	4,344
Transaction fees	1,449
Amounts reserved for Series B Preferred stockholders	285
Amount reserved for subdebt holders payoff	1,137
Retention bonuses	428

Total uses	$28,231

        In connection with the transaction with Deutsche Bank and Essar, ten of the 11 members of the Company's board of directors resigned on November 5, 2003, and, in accordance with the procedures set forth in the Company's certificate of incorporation and bylaws, the number of directors constituting the Company's board of directors was reduced to ten. Herman M. Schwarz, the Company's Chief Executive Officer and the remaining sole director of the Company, has filled five of the vacancies on the board. Of the five new directors, one is a designee of Deutsche Bank, three are designees of Essar and one is an employee of the company. The Company will fill two vacancies in the near future with designees of Deutsche Bank and expects to fill the two remaining vacancies with independent directors in the near future.

7. LONG-TERM DEBT

        Long-term debt is summarized below:

	December 31,
	2003	2002
Revolving line of credit	$—	$5,900
Capital lease obligations	1,972	3,206
Subordinated indebtedness due to affiliates	—	13,936
Notes Payable	24,032	—

	26,004	23,041
Less current maturities	6,248	1,333

	$19,756	$21,708

        Future maturities of long-term debt at December 31, 2003 are as follows:

Years ending December 31,
2004	6,248
2005	2,319
2006	267
2007	17,170

$26,004

        The notes payable balance at December 31, 2003 is net of discounts totaling $4,199. Additionally, the current portion of the notes payable balance has been reduced by $6,344 and reclassified to the long-term portion. The reclassification from current to long-term is due to i) the fact that the Company borrowed $4,000 from the Wells Fargo Foothill agreement signed in January 2004, which is a long term instrument, to pay down the notes; and ii) the Company received an extention from Deutsche Bank and Essar on March 30, 2004, extending the maturity date of the first installment to January 3, 2005.

8. REVOLVING LINE OF CREDIT

        In conjunction with the December 10, 1999 closing of the Questor investment in Series F Preferred Stock (see Note 9.—"Subordinated Indebtedness") and the associated repayment of bank debt, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement") with The Bank of Nova Scotia and Credit Suisse First Boston (the "Lenders"), thereby curing all outstanding defaults existing at December 31, 1999. Under the Credit Agreement, the Lenders expanded their aggregate revolving line of credit facility commitments from $30,000 to $45,000. Certain financial targets were met by the Company in the fourth quarter of 1999, resulting in a $1,500 commitment increase, to $46,500. Certain financial targets were also met by the Company in the first quarter of 2000, resulting in a $2,500 increase in the commitment bringing the total revolving facility to $49,000. Borrowings under this Credit Agreement bore interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate ("LIBOR") at the Company's election. The margin above the applicable prime rate or LIBOR is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. The weighted-average interest rate at December 31, 2002 was 5.0%. Interest payments are due quarterly. Accrued interest at December 31, 2002 was $109. Interest expense was $815, $608 and $2.325 for 2003, 2002 and 2001, respectively. The Credit Agreement was collaterialized by substantially all of the Company's assets.

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

        As a condition of obtaining the lender's consent on the sale of the collateralized assets of Elrick and Lavidge on April 12, 2002, the Company agreed to reduce the size of the revolving commitment under the Credit Agreement to $35,000 from $49,000. During the quarter ended September 30, 2002 in order to reduce costs, the Company reduced the size of the revolving commitment from $35,000 to $30,000, as it did not believe the loan-borrowing base would necessitate the level of commitment. Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement. At December 31, 2002, the available borrowing capacity under the Credit Agreement was approximately $9,700.

        At December 31, 2002, we were in compliance with the covenants of the Credit Agreement, as amended. However, based on the twelve-month covenants for the period ended March 31, 2003, we were in default of certain covenants under the revolving line of Credit Agreement.

        On April 14, 2003, the Company entered into the Fourth Amended and Restated Credit Agreement with the Lenders. Under the amended agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003 and the Company's default under certain financial covenants of the Credit Agreement were waived. The Company also agreed to reduce the aggregate revolving commitments under the agreement from $30,000 to $19,000. Additionally, the amended agreement requires that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement were fixed on prime borrowings until the maturity of the agreement. The Lenders required a base fee of $1,000, $200 of which was paid at the time of the extension and the $800 balance of which was to be paid at the earlier of April 16, 2004 or the renegotiation or pay-off of the loan.

        On November 5, 2003, all amounts owed under the Fourth Amended and Restated Credit Agreement were paid in full using a portion of the proceeds from the Deutsche Bank/Essar transaction, with the exception that the Company has entered into a Cash Collateral Agreement with the Lenders that permits the Company to keep in place the letters of credit issued by the Lenders, which the Company intends to do until the new credit facility permits. The letters of exception of the provisions in the Credit Agreement relating to letters of credit are collateralized by the cash collateral account pursuant to the Cash Collateral Agreement. With the exception of the provisions in the Credit

Agreement relating to letters of credit and certain other general obligations there under, all liens, covenants and obligations under the Credit Agreement have been released.

9. SUBORDINATED INDEBTEDNESS

	December 31,
	2003	2002
Note I payable to an affiliate	$—	$8,894
Note II payable to an affiliate	—	4,042
Note payable to a shareholder	—	1,000

	$—	$13,936

Note I Payable to an Affiliate

        On March 30, 1999, Thayer Equity Investors III, L.P. ("Thayer Equity") provided us with $5,667 in subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The note payable was convertible into the Company's Common Stock at a conversion price of $1.15 per share. The note payable matured on April 17, 2004 with interest payable at a 12% annual rate. Payments under the note payable were subordinated to the Credit Agreement; therefore, quarterly accrued interest was rolled into the principal balance of the note payable. The Company recognized $949, $1,005 and $891 in interest expense during 2003, 2002 and 2001, respectively, pursuant to the note payable. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debtholders with the exception of $1,137 reserved for the subdebt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses of up to $1,137.

Note II Payable to an Affiliate

        In connection with a March 1998 amendment to the Credit Agreement, IQI issued a subordinated note payable to Thayer of $2,000 due April 17, 2004 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down a $1,000 portion of the Credit Agreement. Payments under the note payable were subordinate to the Credit Agreement. Therefore, quarterly accrued interest was rolled into the principal balance of the note payable. The Company recognized $544, $560 and $482 in interest expense during 2003, 2002 and 2001, respectively pursuant to this note payable. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debtholders with the exception of $1,137 reserved for the subdebt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses of up to $1,137.

Note Payable to a Shareholder

        In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3,000. In December 1997, IQI and the shareholder consummated an agreement (the "IQI Agreement") to settle outstanding issues between the shareholder, IQI and Thayer (IQI's principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1,000 and the interest rate increased from 8% to 12% on the remaining note. The $2,000 reduction to the shareholder note was treated as a contribution of capital by the shareholder. The Company recognized $103, $122 and $122 in interest expense during 2003, 2002 and 2001, respectively pursuant to this note payable. On April 14, 2003, the Company reached agreement with the note holder to extend the maturity date of the note from November 18, 2003 to April 17, 2004. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debtholders with the exception of $1,137 reserved for the subdebt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses of up to $1,137.

10. LEASES

        The Company has capital leases covering certain equipment. The Company also leases property and certain other equipment under operating leases. Capital leases are included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2003	2002
Equipment	$4,586	$6,990
Less accumulated depreciation	2,737	2,182

	$1,849	$4,808

        Future minimum lease payments for all non-cancelable leases with initial or remaining terms of one year or more at December 31, 2003 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2004	$1,252	$4,325
2005	380	3,825
2006	300	3,401
2007	250	3,176
2008	—	1,770
and thereafter	—	671

Total minimum future lease payments	$2,182	$17,168

Less: amounts representing interest	210

Present value of future lease payments	$1,972

        Rent expense on operating leases for the years ended December 31, 2003, 2002 and 2001 was $5,457, $5,945 and $6,821 respectively.

11. PREFERRED STOCK

        The Company is authorized to issue 2,000,000 shares of preferred stock and had issued 29,778 and 232,900 shares as of December 31, 2003 and 2002, respectively, through its Series B, D and E Preferred Stock. Additionally, the Company had issued and outstanding 46,750 shares of Series F Preferred Stock at December 31, 2002. Following the closing of the Deutsche Bank/Essar transaction on November 5, 2003, in which all of the outstanding shares of Series D Preferred Stock were cancelled, all of the outstanding shares of Series E Preferred Stock were converted into Common Stock or cancelled, and half of the outstanding shares of Series F Preferred Stock were converted into Common Stock, the Company continues to be authorized to issue 2,000,000 shares of preferred stock, of which there are 29,778 shares of Series B Preferred Stock and 23,375 shares of Series F Preferred Stock currently outstanding. No shares of Series D or Series E Preferred Stock remain outstanding as a result of the Deutsche Bank/Essar transaction.

Series B Preferred Stock

        At December 31, 2003 and 2002, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares were issued by ATC, are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $188 and $178 at December 31, 2003 and 2002, respectively. The Deutsche Bank/Essar transaction completed on November 5, 2003 had no effect on the outstanding shares of Series B Preferred Stock.

Series D & E Preferred Stock

        In an effort to reduce debt and improve the Company's balance sheet, on June 30, 1999, a group led by the Company's then largest shareholder, Thayer Equity (together the "Thayer-led group"), agreed to convert $12,132 of its subordinated debt into two new series of convertible preferred stock. At December 31, 2002, 129,423 of Series D Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding. Such shares were convertible into Company common stock at $2.00 per share, earned cumulative dividends (payable in kind in additional shares of Series D Preferred Stock) at the annual rate of 15%, and were non-voting except on specified matters. For the year ended December 31, 2003, accrued dividends totaling $1,507 on the Series D Preferred Stock were paid in kind, while in the comparable prior year period, accrued dividends totaling $1,772 on the Series D Preferred Stock were paid in kind. The Company had the ability, at its option, to redeem the Series D Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D Preferred Stock were cancelled, and there are no longer any shares of Series D Preferred Stock outstanding.

        At December 31, 2002, 73,699 shares of Series E Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding. Such shares were convertible into Company common stock at $2.375 per share, earned cumulative dividends (payable in kind in additional shares of Series E Preferred Stock) at the annual rate of 15%, and were non-voting except on specified matters. For the year ended December 31, 2003, accrued dividends totaling $858 on the Series E Preferred Stock were paid in kind, while in the comparable prior year period, accrued dividends totaling $1,009 on the Series E Preferred Stock were paid in kind. The Company had the ability, at its option, to redeem the Series E Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series E Preferred Stock were either converted into Common Stock or cancelled, and there are no longer any shares of Series E Preferred Stock outstanding.

Series F Preferred Stock

        On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Redeemable Preferred F senior voting convertible preferred stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the "Questor Investors") for an aggregate purchase price of $46,750. The Questor Investors obtained the funds used to acquire the Series F Preferred Stock through capital contributions by their partners. The Company used the net proceeds from the sale of the Series F Preferred Stock to repay outstanding bank debt and pay transaction expenses. At December 31, 2003 and 2002, 23,375 and 46,750 shares respectively, of Series F Preferred Stock were issued and outstanding. Holders of Series F Preferred Stock were entitled to receive dividends in preference to all other capital stock of the Company, except for the Company's Series B Preferred Stock, at the rate of 9.626% per annum, which would accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock, to the extent that dividends had not been paid, were added to the investment value of such shares. The Series F Preferred Stock is convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock. The shares of Series F Preferred Stock had a liquidation preference equal to the investment value of such shares, which liquidation preference was subordinate to the liquidation preference of the Series B Preferred Stock. For the year ended December 31, 2003, accrued dividends totaling $5,232 on the Series F Preferred Stock were added to the investment value of such shares, while in the comparable prior year period, accrued dividends totaling $5,676 on the Series F Preferred Stock were added to the investment value of such shares. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, half of the then-outstanding shares of Series F Preferred Stock were converted into Common Stock, leaving 23,375 shares of Series F Preferred Stock outstanding as of December 31, 2003. Also in connection with the Deutsche Bank/Essar transaction, the holders of the outstanding shares of Series F Preferred Stock have waived their above-described rights to dividends and a liquidation preference, as well as certain rights to adjustment of the conversion price to convert their Series F Preferred Stock into Common Stock.

        In connection with the November 5, 2003 transaction by Deutsche Banke and Essar with the Company, the holders of shares of our voting shares signed a majority written consent on that same date that approved among other things, an amendment to our Series F Preferred Stock Certificate of Designations to increase the number of shares into which the outstanding shares were convertible from 34,527,594 to 46,910,503 and eliminate some conversion adjustment and antidilution protections.

        Because these actions were approved by holders of the required majority of outstanding shares that were entitled to cast votes, no other stockholder approval of these actions is necessary. However, before these amendments can be effected, twenty days must expire after the mailing of an information statement on Form 14C to our stockholders. This mailing is expected to take place on or about March 31, 2004, and the amendments will be effected immediately upon expiration of the twenty-day period.

12. EARNINGS (LOSS) PER SHARE

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

        Basic and diluted weighted average shares outstanding were computed as follows:

	Year ended December 31,
	2003	2002	2001
Basic and Diluted (in thousands)
Weighted average common shares outstanding	57,775	52,647	52,647
Weighted average treasury shares	(476)	(476)	(476)

Shares used in EPS calculation	57,299	52,171	52,171

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:
Shares issuable under option agreements	—	7,532	8,748
Shares issuable under warrant agreements	68,085	2,756	2,756
Shares issuable upon conversion of preferred stock	46,970	73,155	65,789
Shares issuable upon conversion of convertible debt	—	7,734	6,861

13. INCOME TAXES

        The components of the income tax expense applicable to continuing operations are as follows:

	Year ended December 31,
	2003	2002	2001
Current
Federal	$300	$(107)	$—
Deferred
Federal	—	—	(226)
Valuation allowance	—	9,778	6,000

Total income tax expense	$300	$9,671	$5,774

        For 2003 and 2002, the actual expense differs from the expected expense as the Company provided a full valuation allowance against the deferred tax asset and the tax benefits related to losses incurred in 2003 and 2002. A reconciliation of the expected statutory federal income tax benefit to the actual expense based on pre-tax loss is as follows for 2001.

Year ended December 31,
2001
Expected federal tax benefit at the statutory rate	$(1,258)
State taxes, net of federal benefit	—
Goodwill amortization and acquisition costs	909
Other items	123
Valuation allowance	6,000

Total income tax expense	$5,774

        The components of deferred taxes included in the accompanying consolidated balance sheets are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Bad debt reserve	$207	$244
Accrued expenses	385	856
Net operating loss carryforwards	21,700	16,833
Tax credits	807	1,142

Gross deferred tax assets	23,099	19,075
Deferred tax liabilities
Depreciation	2,184	637

Gross deferred tax liabilities	2,184	637
Valuation allowance	(20,915)	(18,438)

Net deferred tax asset	$—	$—

        At December 31, 2003, the Company had net operating loss carryforwards of approximately $42,100 and unutilized tax credits of approximately $807. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carryforwards and tax credits begin to expire from 2013 through 2022. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

14. DISCONTINUED OPERATIONS

        On April 12, 2002, the Company completed the sale of assets of Elrick & Lavidge, its marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc ("TNS"). The Company determined, after a full evaluation, that marketing research services were not viewed by its core clients as a value added service when coupled with its customer relationship management offerings. As a result, the Company concluded that the Elrick & Lavidge division was not integral to the Company's future growth strategies. Proceeds from the sale were used to completely pay down the then-outstanding balance on the Company's revolving line of credit.

        Initial cash proceeds from the sale were $12,200, which amount was subject to certain post-closing purchase price adjustments. These purchase price adjustments were ultimately completed pursuant to an agreement dated October 7, 2003, which provided for TNS (1) to receive $110 out of a $625 purchase price escrow fund (the balance of which was paid to the Company), (2) to retain $95 in trade accounts receivable, and (3) to receive a payment from the Company of $24. This resulted in a net purchase price increase of $1,078, which is $95 less than the Company's previously projected increase of $1,173.

        The assets sold in the Elrick & Lavidge disposition consisted primarily of third party accounts receivable, property and equipment, and other assets. The buyer assumed no liabilities, except for executory client contracts. In the quarter ended June 30, 2002, the Company recognized a gain on disposal of the segment of $8,283, including expenses associated with the sale of $1,552. In light of the above referenced agreement, the gain on the disposal of this segment was reduced by $127 during the quarter ending September 30, 2003. The gain on the disposal of this segment was further reduced in the fourth quarter of 2003. Original reserves for the sale included a buy-out agreement for an existing operating lease. When the buy-out agreement fell through, the reserves were increased by $442 to accrue for the remaining lease costs. Elrick & Lavidge's revenues, reported in discontinued operations, for the years 2002 and 2001 were $6,152 and $22,932, respectively. For the year ended 2002, no income tax benefit was attributed to the loss from operations of the discontinued segment and no income tax expense was attributed to the gain on the sale of the segment.

        The following is a summary of the net assets sold in the transaction closed April 12, 2002:

April 12, 2002
Accounts receivable, net	$3,944
Prepaid expenses and other current assets	104
Property and equipment, net	762

Total assets	4,810

Other current liabilities	1,272

Total liabilities	1,272

Net assets of discontinued operations	$3,538

15. COMMITMENTS AND CONTINGENCIES

        The Company has agreements with certain telephone long distance carriers which currently range from 20 months to 45 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,160 over a 36-month period. During the fourth quarter of 2002, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

        On December 31, 2003, the Company had two outstanding irrevocable letters of credit. These letters totaled approximately $4,300 in value and expire between June 1, 2004 and August 6, 2004. The letters are being maintained as security for the Company's self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company. Letters of credit formerly reduced the amount available to be borrowed under the Company's revolving line of credit; however, the Company's line of credit has been repaid and terminated and the letters of credit were cash collateralized at the end of 2003.

        We are party to certain legal proceedings incidental to our business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

        On July 18, 2003, two of our public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors. The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to our public stockholders and that the defendants breached their fiduciary duties to our public stockholders in connection with the then-proposed acquisition. The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe. At this time, it is not possible to predict accurately the outcome of these lawsuits as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation. We intend to continue to contest these lawsuits vigorously.

        Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed. The complaint also seeks to specifically enforce our merger agreement with AllServe. Alternatively, the complaint seeks payment of the $1,137 break-up fee as well as other monetary damages that, according to AllServe, exceed $50,000. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1,137 was accrued at December 31, 2003 to the subordinated debtholders. Payment to the subdebt holders is contingent upon the outcome of the Allserve litigation and may be net of certain expenses. If certain fees are paid to Allserve, that will reduce the amount paid to the subordinated debtholders, up to $1,137. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

16. MAJOR CLIENTS

        The Company had earned revenue from major clients (those clients representing 10% or more of consolidated revenues) of the following amounts for the periods indicated.

	Years ended December 31,
Revenues
	2003	2002	2001
Client A	$36,426	$29,962	$69,785
Client B	$21,091	$—	$—
Client C	$20,024	$35,300	$37,061
Client D	$14,872	$17,752	$33,534
Client E	$14,798	$—	$—

        The Company held receivables from major clients (those clients with accounts receivable balances in excess of 10% of the Company's total accounts receivable balance) of the following amounts at

December 31: In the fourth quarter of 2003, our contract with Client B expired and was not renewed by the client. The client made a decision to consolidate its customer service into available in-house capacity.

Receivables	2003	2002
Client A	$5,548	$4,197
Client B	$7,505	$—
Client C	$2,496	$—
Client D	$—	$2,534
Client E	$—	$3,245

17. STOCK OPTIONS AND WARRANTS

Plan category	Number of securities to be issued upon exercise of outstanding warrants	Weighted average exercise price of outstanding warrants	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	68,084,517	$0.01	20,929,774
Equity compensation plans not approved by security holders	—	—	—

Total	68,084,517	0.01	20,929,774

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

        The Company has in the past provided stock options and other stock-based awards to certain employees and directors and may do so in the future. The Company accounted for these awards using the intrinsic method pursuant to APB 25, and related interpretations. In December 2002, the FASB issued SFAS 148, which amended SFAS 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $53. Effective as of November 5, 2003, all warrants to purchase capital stock of the Company that were outstanding prior to the transaction with Deutsche Bank and Essar were terminated and released by their holders.

        The following table summarizes certain information related to options for common stock:

	IQI Plan/ATC Plans		1998 Plan
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2000	3,834,716	$1.57	8,628,000	$1.75
Granted	—	—	3,419,000	$0.51
Forfeited	(2,298,106)	$1.78	(4,835,500)	$1.69
Exercised	—	—	—	—

Outstanding at December 31, 2001	1,536,610	$2.09	7,211,500	$0.81
Granted	—	—	585,000	$0.15
Forfeited	—	—	(1,801,500)	$0.95
Exercised	—	—	—	—

Outstanding at December 31, 2002	1,536,610	$2.09	5,995,000	$0.71

Granted	—	—	—	—
Cancelled	(1,536,610)	$2.09	(5,995,000)	$0.71
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2003	—	—	—	—

        The weighted-average fair value of options granted during 2002 and 2001 was $0.15 and $0.47, respectively. The fair values of options issued prior and subsequent to the Merger were estimated on the dates of grant based on the fair value method and the Black-Scholes option pricing model, respectively, with the following assumptions:

	December 31,
	2002	2001
Expected life in years	10 years	10 years
Risk-free interest rate	3.83%	5.51%
Dividend yield	—	—
Volatility factor	141.5%	101.9%

        These option valuation models require input of highly subjective assumptions. Because change in the subjective input assumptions can materially affect the fair-value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

Warrants Outstanding

        In April 1993, Advanced Telemarketing Corporation ("Advanced") initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan, which provides for the granting of options to Advanced's key employees, officers, and directors to purchase shares of Advanced's common stock ("Advanced Common"). In December 1996, ATC initiated the ATC Communications Group, Inc. 1996

Stock Exchange Rights Plan (the "Rights Plan"), which provides for holders of options to purchase shares of Advanced Common to exchange shares of Advanced Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged on the ratio of two shares of Common Stock for one share of Advanced Common. At December 31, 2002, fully vested options to purchase 11,668 shares of ATC Common were outstanding. The options to purchase ATC Common outstanding at December 31, 2002 were subject to the Rights Plan as discussed above. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

        In connection with the IQI Agreement (see Note 5—"Restructuring and Other Non-Recurring Charges"), IQI issued warrants to a shareholder to purchase an aggregate of 919,060 common shares for $3,000. The right to exercise the warrants expires at the earlier of i) repayment of the note payable to a shareholder, ii) the date the Company consummates an underwritten public offering of common stock, iii) the consummation date of a sale of the Company, as defined, or iv) November 2003. In December 1997, IQI and the shareholder settled a dispute whereby the shareholder would purchase two-thirds of the common shares subject to warrants (612,714 shares) by paying the exercise price of $2,000. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

Thayer Warrants

        In connection with the Merger, Thayer provided a guarantee for $2,000 in bridge financing to assist in funding ATC's working capital needs. In connection with the guarantee and for additional consideration of $110, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company's Common Stock at an exercise price of $1.96 per share. The warrants were valued at $188. These warrants expired August 31, 2003.

        Also in connection with the Merger, the Company received an additional financing commitment from a Thayer-led group to advance to the Company up to an additional $4,000 in subordinated indebtedness (see Note 9.—"Subordinated Indebtedness"). In connection with this commitment, the Company issued the Thayer-led group warrants to purchase up to 350,000 shares of the Company's Common Stock at an exercise price of $2.375 per share. The warrants were valued at $95. These warrants expired August 31, 2003.

        In consideration of certain guarantees, the Company issued Thayer Equity a warrant to purchase up to 800,000 shares of the Company's Common Stock, exercisable only if the guarantee is drawn upon and at an exercise price based on the then market price of such stock. As part of its settlement of an indemnification claim made by the company related to the Merger, Thayer Equity waived its right to this contingent warrant. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

        In consideration of the conversion of the subordinated debt into preferred stock (see Note 11.—"Preferred Stock") on June 30, 1999, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity. These warrants were exercisable and set to expire June 30, 2004. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

Deutsche Bank/Essar Warrants

        On November 5, 2003 Deutsche Bank and Essar provided approximately equal portions of a $28,231 investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company's common stock on a fully-diluted basis, taking into account the completed or pending, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction. As of November 5, 2003, Deutsche Bank and Essar together have warrants to purchase approximately 34 percent of the Company's Common Stock on a fully diluted basis. Following the amendment of the Company's certificate of incorporation to increase the Company's number of authorized shares, Deutsche Bank and Essar together will receive warrants to purchase an approximately additional 46 percent of the Company's Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003. The warrants have an exercise price of $0.01 per warrant and expire on November 5, 2007.

18. EMPLOYEE BENEFIT PLANS

        The Company sponsors a defined contribution 401(k) plan (the "Plan") covering all eligible employees of Aegis. The Company, on a discretionary basis, contributes up to 3% of eligible employee salaries at the rate of 50% of employee contributions payable to the Plan. Employer matching contributions to the Plan for the year ended December 31, 2003, 2002 and 2001, were approximately $29, $150 and $452, respectively.

19. RELATED PARTY TRANSACTIONS

        In February 2002, Aegis was granted a summary judgment in a case against Mr. Michael G. Santry, a former director of the Company, pursuant to a suit filed by the Company on July 5, 2001 in the District Court of Dallas County to recover monies owed the Company under a secured promissory note dated September 16, 1997. Mr. Santry was ordered to pay Aegis $2,200 plus prejudgment interest. The note bears interest at an annual rate of 7%, and was originally secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry, and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. On July 1, 2000, October 1, 2000, January 1, 2001 and April 1, 2001, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel the options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders' equity in the fourth quarter of 1999. Any amounts recovered as a result of the judgment will be recorded as capital upon receipt. As of December 31, 2003, no monies had been recovered as a result of the judgment.

20. OTHER CURRENT LIABILITIES

	December 31,
	2003	2002
Accrued taxes	$1,081	$1,502
Employee benefit related accruals	2,354	1,681
Unclaimed property	1,060	1,718
Accrued telecommunications expense	622	431
Accrued self-insured workers compensation	2,104	1,426
Accrued sub-debt holders pay-off	1,137	—
Accrued expenses, other	1,618	3,085

Total other current liabilities	9,976	9,843

21. REVENUES

        Revenues were as follows:

	Years ended December 31,
	2003	2002	2001
Inbound CRM	$88,050	$85,289	$140,711
Outbound CRM	36,275	26,523	51,119
Non-Voice & Other	15,536	24,082	22,580

Total revenues	$139,861	$135,894	$214,410

22. SUBSEQUENT EVENTS

        On January 26, 2004, we entered into the Loan Agreement with Foothill that will allow the company to borrow up to $25,000, with a maturity date of January 26, 2007. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate. The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by us and our subsidiaries', certain financial targets and capital expenditures. Proceeds from the Loan Agreement will be used for working capital, capital expenditures and expansion of existing centers, or other purposes. Foothill has been granted a continuing security interest in substantially all of our assets.

        The Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Loan Agreement and the Amended and Restated Secured Promissory Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10,088 and $10,144, respectively (the "Notes"). As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. Additionally, while the Company made payments of $10,000 of the required $12,344 due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

        On March 30, 2004 the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes. In addition, the amended Notes included an extension of the due date for the balance of initial installment payments of $2,344 to January 3, 2005. Accordingly, these balances have been reclassified to long-term debt as of December 31, 2003, thus improving our working capital position. The principal amounts of the amended Notes were increased to include capitalized interest of $166 through March 30, 2004. The aggregate amount of the amended Notes at March 30, 2004 is $18,398.

        On January 28, 2004, the Company borrowed $4,000 under the Loan Agreement to repay Deutsche Bank and Essar and remitted an additional $4,000 from operating cash flows. The original three-year promissory notes were dated November 5, 2003 and had aggregate principal amounts of $28,231. On January 28, 2004, the original promissory notes to Deutsche Bank and Essar were amended. The principal amount of the amended notes in the aggregate was $20,231, with each note still payable in two installments. The first installment of $4,344 was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company. On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 to Deutsche Bank and Essar as a result of the cash collateralized letters of credit being replaced and the funds released to the Company. The remaining balance of $2,344 on the first installment was amended on March 30, 2004 and the maturity date extended to January 3, 2005. The second installment of $15,887 is due on April 26, 2007. The notes are guaranteed by all of the Company's subsidiaries.

23. UNAUDITED QUARTERLY FINANCIAL DATA

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$40,403	$36,602	$32,693	$30,163
Operating loss	(1,988)	(1,541)	(3,237)	(6,031)
Loss before income taxes	(2,680)	(2,638)	(4,571)	(707)
Net loss from continuing operations	(2,680)	(2,638)	(4,809)	(769)
Estimated loss on disposal of business segment	—	—	(127)	(442)
Net loss (a)	(2,680)	(2,637)	(4,936)	(1,212)
Preferred stock dividends	2,236	2,324	2,428	620
Net loss after preferred stock dividends	$(4,916)	$(4,961)	$(7,364)	$(1,832)
Basic and diluted (loss) per common share:
Loss from continuing operations	$(0.09)	$(0.10)	$(0.14)	$(0.03)
Net loss applicable to common shareholders	$(0.09)	$(0.10)	$(0.14)	$(0.03)
Weighted average common shares:
Basic	52,171	52,171	52,171	72,515
Diluted	52,171	52,171	52,171	72,515
	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$40,445	$33,071	$29,049	$33,329
Operating loss	(983)	(6,233)	(4,866)	(2,547)
Loss before income taxes	(1,698)	(6,855)	(5,569)	(3,232)
Net loss from continuing operations	(1,698)	(16,633)	(5,569)	(3,125)
Net income (loss) from discontinued operations	(138)	44	—	—
Estimated gain on disposal of business segment	—	8,283	—	—
Cumulative effect of change in accounting principle	(43,448)	—	—	—
Net loss (b)	(45,284)	(8,306)	(5,569)	(3,125)
Preferred stock dividends	1,999	2,077	2,170	2,222
Net loss after preferred stock dividends	$(47,283)	$(10,383)	$(7,739)	$(5,347)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.07)	$(0.36)	$(0.15)	$(0.10)
Discontinued operations	$—	$0.16	$—	$—
Cumulative effect of change in accounting principle	$(0.83)	$—	$—	$—
Net loss applicable to common shareholders	$(0.90)	$(0.20)	$(0.15)	$(0.10)
Weighted average common shares:
Basic	52,171	52,171	52,171	52,171
Diluted	52,171	52,171	52,171	52,171

(a)
Net loss for the quarter ended December 31, 2003 includes a gain on the early extinguishment of debt of $6,199.

(b)
Net loss for the quarter ended June 30, 2002 includes a restructuring charge of $900, a gain from the sale of the Company's marketing research division of $8,283, and a write-down of the Company's deferred tax asset of $9,778.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Aegis Communications Group, Inc. Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2003, 2002 and 2001
SIGNATURES
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