Form 10-K/A
period 2003-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2004-04-29
CIK 778426

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 126-2) Yes ☐ No ☒

        The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of April 26, 2004 was approximately $3.4 million.

        As of April 26, 2004, 131,915,490 shares of Common Stock were outstanding.

Reason for Amendment

        Items previously incorporated by reference in Part III of this report to the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, are now disclosed in Part III of this report.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the names and ages of all directors and executive officers of the Company as of April 29, 2004, as well as all positions and offices held by each person and his term in each position or office.

Name	Age	Position	Since

Herman M. Schwarz	41	Chief Executive Officer and Director	July 2001
John Scot Brunke	44	President, Chief Financial Officer and Director	March 2004
Lee O. Waters	45	Executive Vice-President—Client and Market Development	December 2001
R. Glen MacMullin	34	Director	November 2003
Madhu Vuppuluri	48	Director	November 2003
Prashant S. Ruia	34	Director	November 2003
Ravikant N. Ruia	54	Director	November 2003

        HERMAN M. SCHWARZ has served as Chief Executive Officer, and director of the Company since July 2001. Mr. Schwarz also served as President of the Company from July 2001 to April 2004. Pursuant to the terms of a separation agreement between Mr. Schwarz and the Company, Mr. Schwarz stepped down from his position as President on April 5, 2004, and is resigning as Chief Executive Officer and director of the Company as of May 4, 2004. From November 2000 to April 2002, Mr. Schwarz served as President of the Company's Elrick and Lavidge marketing research business. From 1992 to 2000, Mr. Schwarz held several senior management positions with National Service Industries, including: President of Selig Industries, Senior Vice President—Sales and Marketing of National Linen Service, Vice President—Healthcare of National Linen Service, and Vice President—Strategic Planning of National Linen Service.

        JOHN SCOT BRUNKE has served as Chief Financial Officer of the Company since March 2004. Additionally, Mr. Brunke was appointed President of the Company on April 5, 2004. Mr. Brunke first started providing consulting services to Aegis in June 2003 and became a director in November 2003 in connection with the investment in Aegis at that date by Deutsche Bank and Essar. Prior to joining Aegis, Mr. Brunke was Chief Financial Officer of RMH Teleservices, Inc., a provider of outsourced customer relationship management services, from January 2001 to March 2003. Prior to that, Mr. Brunke was an investment banker at J.P. Morgan Chase & Co. and its predecessors for 15 years where he specialized in merger and acquisition advisory and capital raising for Fortune 1000 companies. Mr. Brunke holds a BBA in finance from the University of Wisconsin—Whitewater and an MBA from Texas Christian University.

        LEE O. WATERS has served as Executive Vice President—Client and Market Development of the Company since December 2001. From September 2000 to December 2001, Mr. Waters served as Chief Executive Officer of Return.com Online, LLC. From 1997 to 2000, Mr. Waters served as Chief Solution

Delivery Officer of ClientLogic and from 1994 to 1997, as Executive Vice President of Inbound Services of West Corporation.

        R. GLEN MACMULLIN has served as a director since November 5, 2003. He is currently Managing Director with Xavier Sussex, LLC, a private equity banking firm. Prior to joining Xavier Sussex in 2004, Mr. MacMullin served as a Director with DB Advisors, LLC, a proprietary trading arm within the Global Equities Division of Deutsche Bank AG. Prior to joining DB Advisors in 2001, Mr. MacMullin served in various positions with Deutsche Bank Offshore in the Cayman Islands beginning in 2001, including Head of Investment Funds. From 1993 to 1998, he worked in public accounting for KPMG in the Cayman Islands and Coopers & Lybrand in Ottawa, Canada. Mr. MacMullin holds a bachelor of business administration from St. Francis Xavier University in Nova Scotia, Canada and is a member of the Canadian Institute of Chartered Accountants. Mr. MacMullin currently serves as a director for DSL.net, Inc. and Briazz, Inc.

        MADHU VUPPULURI has served as a director for the Company since November 5, 2003. Since 1999, Mr. Vuppuluri has served as Executive Director of Essar. From 1997 to 1999 Mr. Vuppuluri served as Senior Vice-President of Essar. Mr. Vuppuluri served in various other management positions with Essar from 1994 to 1997. Prior to 1994, Mr. Vuppuluri served in corporate finance and strategic planning functions for the airline Jet Airways. Mr. Vuppuluri holds bachelor degrees in Commerce and Law and a Master's degree from Jamnalal Bajaj Institute of Management Studies, a well-known management school in Bombay, India.

        RAVIKANT RUIA has served as a director since November 5, 2003. Mr. Ruia has been the Vice Chairman of Essar Group, a large Indian conglomerate, for over two decades. He holds director positions with various companies within Essar Group. Mr. Ruia pursued Engineering courses in Madras, India.

        PRASHANT S. RUIA has served as a director since November 5, 2003. Mr. Ruia has been the Managing Director of Essar Steel Ltd., an Indian steel company, since 2003. Prior to this position, he served as a director of several other companies within Essar Group. Mr. Ruia graduated from the University of Bombay with a Degree in Commerce.

        Each director serves until the next annual meeting of the Company's shareholders and until the director's successor is duly elected. Officers serve at the discretion of the Board of Directors. Ravikant Ruia is the uncle of Prashant Ruia. Otherwise, there are no family relationships among any of the Company's officers and directors. Pursuant to that certain Stockholders Agreement dated November 5, 2003 (the "Stockholders Agreement") among the Company, Deutsche Bank and Essar, Messrs. Vuppuluri, Prashant Ruia and Ravikant Ruia have been the designee directors of Essar, and Messrs. MacMullin and Brunke have been the designee directors of Deutsche Bank. Mr. Schwarz has served as director following the Deutsche Bank/ Essar transaction in the seat designated for the Chief Executive Officer. Please see "Certain Relationships and Related Transactions" for a more detailed discussion of the Stockholders Agreement.

Audit Committee

        The Audit Committee is comprised of two directors, R. Glen MacMullin and Madhu Vuppuluri, neither of who serve as an executive officer of the Company and neither of whom were directors until November 2003. R. Glen MacMullin is an audit committee financial expert, as that term is defined by regulations of the SEC. Prior to November 2003, the Audit Committee was comprised of three members, who were Stanton D. Anderson, Peter D. Fitzsimmons, and Josh S. Weston.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires each director, officer, and individual beneficially owning more than 10% of a registered security of the

Company to file with the SEC reports of security ownership and reports on subsequent changes in its ownership of the Company's securities within specified time frames. These specified time frames were shortened by the SEC during 2003 and generally require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish the Company with copies of all Section 16(a) forms filed with the SEC.

        Based upon the Company's review of the reports furnished to the Company pursuant to Section 16(a) of the Exchange Act, to the best of the Company's knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2003, other than the inadvertent late filing of Scot Brunke, President and Chief Financial Officer, of his Form 3. In addition, two other individuals were elected as directors of the Company at the time of the Deutsche Bank/Essar investment in the Company on November 5, 2003, but resigned prior to the ten-day deadline for filing a Form 3.

Code of Ethics

        The Company is in the process of adopting a code of ethics that will be applicable to the Company's senior financial management. The code of ethics will be adopted and become effective prior to the Company's 2004 annual meeting of stockholders. After adoption, the Company will provide to any person, without charge and upon request, a copy of such code of ethics. To obtain a copy, please contact the Secretary of the Company at (972) 830-1800, or by writing to the Secretary of the Company at 7880 Bent Branch Drive, Suite 150, Irving

Stockholder Involvement in the Recommendation of Director Nominees to the Board

        In connection with the investment by Deutsche Bank and Essar in the Company on November 5, 2003, Deutsche Bank and Essar entered into a Stockholders Agreement that fixes the manner in which directors may be elected to the Board of Directors. Please see "Certain Relationships and Related Transactions" for a more detailed discussion of the Stockholders Agreement.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        This table provides individual compensation information for the last three fiscal years on persons serving as Chief Executive Officer of the Company, the four next most highly compensated executive officers of the Company during the fiscal year ended December 31, 2003 and Mr. Graham, who would have been one of the four most highly compensated executive officers except for his resignation from the Company effected June 13, 2003. Bonus amounts are the dollar value of bonus earned (but not necessarily paid) in the year covered.

Long-Term Compensation
Annual Compensation
Name and Principal Position						Securities Underlying Options(#)	All Other Compensation($)
	Year	Salary($)		Bonus($)
Herman M. Schwarz President and Chief Executive Officer	2003 2002 2001	300,000 300,000 257,308		488,703 22,000 47,000	(1)(9)	— — —	— — —
Thomas P. Franklin Executive Vice President—Administration	2003 2002 2001	225,000 225,000 225,000		224,376 10,000 30,000	(2)(9)	— — —	— — 104,794	(6)
Joseph V. Marinelli Executive Vice President—Operations	2003 2002 2001	225,000 225,000 205,412		163,420 15,000 30,000	(3)(9)	— — —	— — —
Lee O. Waters Executive Vice President—Client and Market Development	2003 2002 2001	237,500 231,971 12,115		190,238 65,000 40,000	(4)(9)	— — —	— — —
Angelo P. Macchia Executive Vice President and Chief Information Officer	2003 2002 2001	200,000 200,000 182,500		200,920 65,000 33,000	(5)(9)	— — —	— — —
Michael J. Graham Executive Vice President—Corporate Development, Chief Financial Officer, and Corporate Secretary	2003 2002 2001	116,960 275,000 250,000	(8)	— 20,000 40,000		— — —	— 98,589 —	(7)

(1)
Includes a $188,703 Retention bonus, and a $300,000 incentive bonus earned in 2003, but being paid in 2004.

(2)
Includes a $55,626 Retention bonus, and a $168,750 incentive bonus earned in 2003, but being paid in 2004.

(3)
Includes a $50,920 Retention bonus, and a $112,500 incentive bonus earned in 2003, but being paid in 2004.

(4)
Includes a $16,260 Retention bonus, and a $173,978 incentive bonus earned in 2003, but being paid in 2004.

(5)
Includes a $50,920 Retention bonus, and a $150,000 incentive bonus earned in 2003, but being paid in 2004.

(6)
Received by Mr. Franklin for relocation costs.

(7)
Received by Mr. Graham for relocation costs.

(8)
The amount indicated is the salary paid to Mr. Graham through June 13, 2003, the date of his resignation.

(9)
According to the separation agreements for Messrs. Schwarz, Franklin, Marinelli, and Macchia, and a letter agreement with Mr. Waters, the amount of 2003 incentive bonus paid in 2004 may vary. In exchange for permitting the Company to pay the said bonus over a period of months, the Company will pay an additional amount to each employee. If the bonus is paid in a lump-sum on or before April 30, 2004, the Company will not be obligated to pay any additional bonus amounts over and above the original earned amounts.

Stock Option Plans

        Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $53,000. The Company currently has no stock options issued and outstanding, although it does have an incentive stock option plan in place and 20,929,774 shares of Common Stock authorized for issuance under that plan. The Compensation Committee is reviewing whether it will use equity based compensation in the future.

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

        In September 1998, we initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan, or the 1998 Aegis Communications Group Plan, which provides for the granting of options to purchase up to a maximum of 12,000,000 shares of common stock to key employees, officers and directors of us and our operating subsidiaries. Options granted pursuant to the 1998 Aegis Communications Group Plan are exercisable for ten years from the date of the grant subject to vesting schedules. We may grant additional options under the 1998 Aegis Communications Group Plan at any time prior to September 2008. As a result of the adoption of the 1998 Aegis Communications Group Plan, we will not grant any future options to purchase shares of common stock pursuant to the IQI Plan or the ATC plansIn connection with the Company's acquisition of IQI, Inc. in 1998, the Company retained the IQI, Inc. 1996 Incentive Stock Option Plan (the "IQI Incentive Plan"), whereby IQI, Inc. awarded incentive stock options to its officers, directors, and key employees. While the IQI Incentive Plan remains in place, shares of the Company's Common Stock are substituted for shares of IQI Common Stock upon the exercise of stock options previously granted under the IQI Incentive Plan.

Option Grants and Holdings

        The Company did not grant any stock options or stock appreciation rights ("SARs") to the Named Executive Officers in 2003.

2003 Year-end Option Values

        None of the Named Executive Officers exercised any stock options during 2003, and no Named Executive Officer held any unexercised stock options on December 31, 2003. Additionally, the Company did not have any SARs outstanding as of December 31, 2003.

Compensation of Directors

        The Company has an incentive stock option plan with 20,929,774 shares authorized for issuance, but currently has no stock options outstanding. Prior to the Company's transaction with Deutsche Bank and Essar in November 2003, the Company did use incentive stock options to compensate its Board, with each non-executive director of the Company receiving non-qualified stock options to purchase 50,000 shares of the Company's Common Stock upon his or her initial election to the Board. Stock options granted were also granted to the non-executive directors and were priced at 100% of the fair market value of the Company's Common Stock on the grant date and typically vested in three equal annual increments, beginning one year from the grant date. Directors who were employees or are otherwise affiliates of the Company were not compensated for their services as directors or committee members. Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders.

        Prior to the Deutsche Bank and Essar transaction on November 5, 2003, Messrs, Patrick Gross, Josh Weston and Stanton Anderson served on the Board of Directors. During his tenure as Chairman of the Board in 2003, Mr. Patrick Gross received a monthly director fee of $12,500 for the first three months of that year. Beginning April 1, 2003, Mr. Gross received a quarterly director fee of $12,500, while Mr. Josh Weston and Mr. Stanton Anderson each received annual director fees of $25,000 in 2003. The director fees earned by Mr. Weston during 2003 were donated to the charity of his choice.

Employment Agreements

        HERMAN M. SCHWARZ entered into an employment agreement with the Company, effective July 17, 2001, pursuant to which he served as President and Chief Executive Officer of the Company. Mr. Schwarz resigned his position as President of the Company on April 5, 2004, and is resigning as Chief Executive Officer and director as of May 4, 2004. See the description of Mr. Schwarz's separation agreement, described under "Separation Agreements." Under the employment agreement, Mr. Schwarz is entitled to receive a minimum base salary of $300,000 per year and an annual incentive bonus up to 100% of his then current base salary upon the Company achieving certain pre-determined financial performance goals. If Mr. Schwarz (1) had been terminated without cause or after a change in control of the Company, or (2) had resigned as a result of a reduction in compensation, responsibilities, or title, or upon a transfer of his principal office from the Atlanta area, Mr. Schwarz would be entitled to a severance payment in an amount equal to twelve months of his then current base salary. Under the employment agreement, Mr. Schwarz has agreed to return all confidential information to the Company upon his termination, and not compete with the Company or solicit its employees for one year after the termination of his employment, with limited exceptions. Additionally, in connection with the execution of the employment agreement, the Company granted Mr. Schwarz stock options to purchase 625,000 shares of the Company's Common Stock at an exercise price of $0.48 per share. The stock options vested ratably over three years. Mr. Schwarz's stock options vested immediately in the event of a change in control of the Company. Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders.

        JOHN SCOT BRUNKE entered into an employment agreement with the Company, effective March 30, 2004, pursuant to which he served as the Chief Financial Officer. Mr. Brunke was appointed President of the Company on April 5, 2004. Under the employment agreement, Mr. Brunke is entitled to receive a minimum base salary of $250,000 per year and an annual incentive bonus up to $150,000 per year, determined in the sole discretion of the Board of Directors. If Mr. Brunke is terminated without cause and the Company does not notify him of their desire to enforce the non-compete and non-hire provisions of the agreement, Mr. Brunke is entitled to a severance payment in an amount of $60,000. Mr. Brunke has agreed to return all confidential information to the Company upon his termination, and not compete with the Company or solicit its employees for six months after the termination of his employment, with limited exceptions.

        LEE O. WATERS entered into an employment agreement with the Company, effective December 3, 2001, pursuant to which he serves as the Executive Vice President—Client and Market Development of the Company. Under the employment agreement, Mr. Waters is entitled to receive a minimum base salary of $225,000 per year and an annual incentive bonus up to 75% of his then current base salary upon the Company achieving certain pre-determined financial performance goals. If Mr. Waters is (1) terminated without cause or after a change in control of the Company, or (2) resigns as a result of a reduction in compensation, responsibilities, or title, or upon a transfer of his principal office from the Atlanta area, Mr. Waters is entitled to a severance payment in an amount equal to twelve months of his then current base salary. Under the employment agreement, Mr. Waters has agreed to return all confidential information to the Company upon his termination, and not compete with the Company or solicit its employees for one year after the termination of his employment, with limited exceptions. Additionally, in connection with the execution of the employment agreement, the Company granted Mr. Waters stock options to purchase 300,000 shares of the Company's Common Stock at an exercise price of $0.19 per share. The stock options vested ratably over three years. Mr. Waters' stock options vested immediately in the event of a change in control of the Company. Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders.

Separation Agreements

        HERMAN M. SCHWARZ entered into a separation agreement effective April 5, 2004. According to the agreement, Mr. Schwarz immediately resigned his position as President of the Company and agreed to resign from all other positions that he held with the Company within 30 days. In accordance with the employment agreement dated July 17, 2001, Mr. Schwarz will receive a severance payment equal to twelve months of his $300,000 annual salary in accordance with the Company's standard payroll practices. Additionally, it is agreed that Mr. Schwarz has earned a 2003 bonus in the amount of $300,000. In consideration of Mr. Schwarz's agreement to permit the Company to delay the payment of the 2003 bonus, and to instead pay the bonus over a period of months, the Company will pay an additional amount for each month in which the total payout is delayed. The Company may pay a maximum additional bonus of $100,000.

        ANGELO P. MACCHIA entered into a separation agreement as of March 31, 2004. Effective April 1, 2004. Mr. Macchia resigned his positions as Executive Vice President and Chief Information Officer of the Company. Mr. Macchia will receive a severance payment equal to twelve months of his $200,000 annual salary in accordance with the Company's standard payroll practices. Additionally, it is agreed that Mr. Macchia has earned a 2003 bonus in the amount of $150,000. In consideration of Mr. Macchia's agreement to permit the Company to delay the payment of the 2003 bonus, and to instead pay the bonus over a period of months, the Company will pay an additional amount for each month in which the total payout is delayed. The Company may pay a maximum additional bonus of $9,000.

        THOMAS P. FRANKLIN entered into a separation agreement as of March 31, 2004. Effective April 8, 2004. Mr. Franklin resigned his position as Executive Vice President—Administration of the Company. Mr. Franklin will receive a severance payment equal to twelve months of his $225,000 annual salary in accordance with the Company's standard payroll practices. Additionally, it is agreed that Mr. Franklin has earned a 2003 bonus in the amount of $168,750. In consideration of Mr. Franklin's agreement to permit the Company to delay the payment of the 2003 bonus, and to instead pay the bonus over a period of months, the Company will pay an additional amount for each month in which the total payout is delayed. The Company may pay a maximum additional bonus of $10,125.

        JOSEPH V. MARINELLI entered into a separation agreement as of March 31, 2004. Effective April 15, 2004. Mr. Marinelli resigned his position as Executive Vice President—Operations of the Company. Mr. Marinelli will receive a severance payment equal to twelve months of his $225,000 annual salary in accordance with the Company's standard payroll practices. Additionally, it is agreed that Mr. Marinelli has earned a 2003 bonus in the amount of $168,750. In consideration of Mr. Franklin's agreement to permit the Company to delay the payment of the 2003 bonus, and to instead pay the bonus over a period of months, the Company will pay an additional amount for each month in which the total payout is delayed. The Company may pay a maximum additional bonus of $10,125.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is comprised of R. Glen MacMullin and Madhu Vuppuluri who became directors in November 2003. Prior to November 2003, the Compensation Committee was comprised of Dean Anderson, Henry L. Druker, Frederic V. Malek and Christopher M. Temple.

        During 2003, none of the Company's executive officers served on the Board of Directors of any entities whose directors or officers serve on the Company's Compensation Committee. No current or past executive officers of the Company serve on the Compensation Committee. However, Mr. MacMullin is an affiliate of Deutsche Bank and Mr. Vuppuluri is an affiliate of Essar, and have each been appointed to the Compensation Committee pursuant to the Stockholders Agreement. Please see "Certain Relationships and Related Transactions" for a more detailed discussion of the stockholders agreement. The Compensation Committee oversees the Company's executive compensation policies and practices, including approving base salaries and annual bonuses for executive officers and administering the Company's stock option plans. The Compensation Committee is currently comprised of two non-employee directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        Set forth below is information as of April 29, 2004 concerning:

  •
  each stockholder known by us to beneficially own more than 5% of each class of our voting securities;

  •
  each director and each named executive officer; and

  •
  all directors and executive officers as a group.

        We based the percentage of ownership in the table on the following number of shares of capital stock:

  •
  131,915,490 shares of issued and outstanding common stock (this number excludes 475,600 shares of unretired treasury stock held by the Company);

  •
  Deutsche Bank and Essar each hold warrants, which are convertible into an aggregate of 527,661,932 shares of Common Stock;

        We determine beneficial ownership based on the rules and regulations of the Securities and Exchange Commission. We consider all shares of common stock that can be issued under convertible securities, warrants or options currently or within 60 days to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner's percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of (1) 131,915,490 and (2) the number of shares of common stock that the holder has a right to acquire within 60 days after April 23, 2004.

Security Ownership of Management and Certain Beneficial Owners

Beneficial Owner	Number of Common Shares Beneficially Owned	Percent of Class(1)	Number of Warrants Beneficially Owned	Percent of Class(1)
Questor Partners Fund II, L.P. and its affiliates(3)(4)(14)	84,608,006	64.1%	—	—
Deutsche Bank AG—London acting though DB Advisors, LLC as investment advisors(5)(6)(14)	263,303,304	66.6%	263,303,304	100.0%
Essar Global Limited(7)(8)(14)	264,358,628	66.7%	264,358,628	100.0%
Thayer Equity Investors III, L.P. and its affiliates(9)(10)(14)	16,486,842	12.5%	—
R. Glen MacMullin(6)(11)	263,303,304	66.6%	263,303,304	100.0%
Ravikant M. Ruia(8)(11)	264,358,628	66.7%	264,358,628	100.0%
Prashant S. Ruia(8)(11)	264,358,628	66.7%	264,358,628	100.0%
Madhu Vuppuluri(8)(11)	264,358,628	66.7%	264,358,628	100.0%
Herman M. Schwarz(11)(12)(13)	25,000	*	—
All executive officers and directors as a group (13 persons)(15)	527,686,932	80.0%	527,661,932	100.0%

*
Denotes less than 1%.

(1)
The address of our directors and executive officers is c/o 7880 Bent Branch Drive, Suite 150, Irving, Texas 75063.

(2)
Reported in accordance with the beneficial ownership rules of the SEC. Unless otherwise noted, the stockholders listed in the table have both sole voting power and sole dispositive power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

(3)
The address for Questor Fund II and its affiliates is 3411 Silverside Rd., Wilmington, Delaware 19810.

(4)
The number of common shares beneficially owned includes 84,608,006 shares of Common Stock, broken down as follows: (1) 80,267,922 shares of Common Stock, all held directly by Questor Partners Fund II, L.P. with sole voting power and sole dispositive power; (2) 3,093,287 shares of Common Stock, all held directly by Questor Side-By-Side Partners II, L.P. with sole voting power and sole dispositive power; and (3) 1,246,797 shares of Common Stock, all held directly by Questor Side-By-Side Partners II 3(c)(1), L.P. with sole voting power and sole dispositive power. All of the shares held by each of Questor Partners Fund II, Questor Side-By-Side Partners II and Questor Side-By-Side Partners II 3(c)(1) are subject to shared voting and dispositive power. In a Schedule 13D/A7 filed jointly by Questor Partners Fund II, Questor Side-By-Side Partners II and Questor Side-By-Side Partners II 3(c)(1) with the SEC on June 30, 2003, they identify Questor General Partner II, L.P., Questor Principals II, Inc. and Questor Management Company, LLC as related entities that may be deemed to be the beneficial owner of all shares held by Questor

  Partners Fund II, Questor Side-By-Side Partners II and Questor Side-By-Side Partners II 3(c)(1). Additionally, the Schedule 13D/A7 identifies Jay Alix, Henry L. Druker, Albert A. Koch, Michael D. Madden, Wallace L. Rueckel and Robert E. Shields as affiliates of one or more of Questor General Partner II, L.P., Questor Principals II, Inc. and Questor Management Company, LLC and, as such, each of these individuals may be deemed to be the beneficial owner of all shares held by Questor Partners Fund II, Questor Side-By-Side Partners II and Questor Side-By-Side Partners II 3(c)(1). Messrs. Alix, Druker, Koch, Madden, Rueckel and Shields and Questor General Partner II, L.P., Questor Principals II, Inc. and Questor Management Company, LLC each disclaim such beneficial ownership.

(5)
The address for Deutsche Bank AG—London is Taunusanlage 12, 60325 Frankfurt, Federal Republic of Germany. The address for DB Advisors, LLC is 280 Park Avenue, New York, New York 10017.

(6)
Consists of 263,303,304 shares of Common Stock issuable upon exercise of immediately exercisable warrants granted to Deutsche Bank AG—London by DB Advisors, LLC pursuant to a Note and Warrant Purchase Agreement. All of the shares held by Deutsche Bank are subject to shared voting and dispositive power with DB Advisors. In a Schedule 13D filed jointly by DB Advisors and Deutsche Bank with the SEC on November 14, 2003, R. Glen MacMullin was identified as a director of DB Advisors. Mr. MacMullin was designated by Deutsche Bank to serve on the Company's board of directors but disclaims beneficial ownership of Deutsche Bank and DB Advisors' shares.

(7)
The address for Essar Global Limited is P.O. Box 61078, Jebel Ali, Dubai, United Arab Emirates.

(8)
Consists of 264,358,628 shares of Common Stock issuable upon exercise of immediately exercisable warrants granted to Essar Global Limited pursuant to a Note and Warrant Purchase Agreement. According to a Schedule 13D filed by Essar Global Limited with the SEC on November 14, 2003, Essar has sole voting and dispositive power with respect to these shares. Also in this Schedule 13D, Essar identifies the executive officers and directors of Essar as persons that may be deemed to be the beneficial owner of all shares held by Essar, including Ravikant N. Ruia and Prashant S. Ruia. Each of these directors disclaims such beneficial ownership. Additionally, Madhu Vuppuluri, a director of the Company, is an executive officer of Essar and may be deemed to be the beneficial owner of all shares held by Essar. Mr. Vuppuluri disclaims such beneficial ownership.

(9)
The address for Thayer Equity Investors III, L.P. and its affiliates is 1455 Pennsylvania Ave., NW, Suite 350, Washington, DC 20004.

(10)
Consists of 16,486,842 shares of Common Stock, which includes 16,336,004 shares of Common Stock held directly by Thayer Equity Investors III and 150,838 shares of Common Stock held directly by TC Co-Investors, LLC. According to a Schedule 13D/A6 filed jointly by Thayer Equity Investors III, TC Equity Partners, TC Co-Investors, TC Management Partners, Frederick V. Malek, Carl J. Rickertsen and Paul G. Stern with the SEC on November 20, 2003, Thayer Equity Investors III shares voting and dispositive power with respect to its shares with TC Equity Partners, L.L.C., and TC Co-Investors shares voting and dispositive power with respect to its shares with TC Management Partners, L.L.C. In a Schedule 13D filed jointly by Thayer Equity Investors III, TC Equity Partners, TC Co-Investors, TC Management Partners, Frederick V. Malek, Carl J. Rickertsen and Paul G. Stern with the SEC on January 19, 2001, they each identified TC Equity Partners as the sole general partner of Thayer Equity Investors III and TC Management Partners as the sole managing member of TC Co-Investors. Each of Messrs. Malek and Rickertsen and Dr. Stern is an affiliate of TC Equity Partners and TC Management Partners, and may be deemed to be the beneficial owner of all shares held by Thayer Equity

  Investors III and TC Co-Investors. Each of Messrs. Malek and Rickertsen and Dr. Stern disclaims such beneficial ownership.

(11)
Director

(12)
Executive Officer

(13)
Consists solely of outstanding shares of Common Stock.

(14)
As a result of the Stockholders Agreement, dated November 5, 2003, by and among the Company and Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, the three above-referenced Questor entities and the two above-referenced Thayer entities, Deutsche Bank, Essar, Questor and Thayer may be deemed to be acting as a group with regard to our Common Stock that is beneficially owned by each of them. The aggregate amount beneficially owned by Deutsche Bank, Essar, Questor and Thayer is 628,756,780 shares of Common Stock, representing 83.6% of the class. Deutsche Bank holds sole voting power and sole dispositive power with respect to 263,303,304 shares, and shared voting power and shared dispositive power with respect to no shares. Essar holds sole voting power and sole dispositive power with respect to 264,358,628 shares, and shared voting power and shared dispositive power with respect to no shares. The Questor entities hold sole voting power and sole dispositive power with respect to 84,608,006 shares, and shared voting power and shared dispositive power with respect to no shares. The Thayer entities hold sole voting power and sole dispositive power with respect to 16,486,842 shares, and shared voting power and shared dispositive power with respect to no shares. Each of Deutsche Bank, Essar, the Questor entities and the Thayer entities disclaims beneficial ownership of the shares beneficially owned by the others.

(15)
The number of shares beneficially owned includes 25,000 shares of Common Stock and 527,661,932 shares of Common Stock subject to immediately exercisable warrants.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On November 5, 2003, the Company signed definitive documents to effect, and did effect, an investment in the Company by Deutsche Bank and Essar. The transaction resulted in Deutsche Bank and Essar providing approximately equal portions of a $28.231 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company's common stock on a fully-diluted basis. In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the transaction included collateralizing the letters of credit that remained outstanding under the Company's former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company's Series B Preferred Stock. The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum. Interest under the notes is payable quarterly in cash or the Company may, at its option cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each note is payable in two installments. The first installment of $12.344 million was due on the earlier of February 5, 2004 or the date on which the Company had availability under a new credit facility. On January 28, 2004, $8.0 million of the first required installment was paid as a result of entering into a new credit facility. On January 28, 2004, the promissory notes were amended. The principal amount of the amended notes in the aggregate was $20.231 million, with each note still payable in two installments. The first installment of $4.344 million was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company. The Company made additional payments totaling $2.0 million dollars in March 2004 on the first installment. The remaining balance of $2.344 million on the first installment was amended on March 30, 2004 and the maturity date extended to January 3, 2005. The second installment of $16.054 million, which includes capitalized interest of $0.166 million through March 30, 2004, is due on April 26, 2007. The notes are guaranteed by all of the Company's subsidiaries.

        Aegis provides services to certain clients, including its most significant client, who, directly or through affiliates, have non-controlling ownership interests in Thayer Equity. In addition, the Company provides services to certain clients, who, directly or through affiliates, have non-controlling ownership interests in Questor.

Stockholders Agreement

        Under the terms of a Stockholders Agreement among Deutsche Bank and Essar, Deutsche Bank and Essar each have the right to nominate three of the ten board members, while the President and Chief Executive Officer, along with three independent directors will be the remaining four board members. Any major decision must be approved by at least three-fourths of the directors, which must include at least one Deutsche Bank director and one Essar director. As a result, Deutsche Bank and Essar can exercise significant control over the outcome of substantially all matters that require a Board of Directors or shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis Communications Group, Inc. In addition, since our officers serve at the pleasure of the Board of Directors, Deutsche Bank and Essar may be able to exert influence over day-to-day operations. Additionally, each committee of the Board will be constituted so that the number of Deutsche Bank Designees (as defined in the Stockholders Agreement) and Essar Designees (as defined in the Stockholders' Agreement) on any such committee is as nearly as possible in the same proportion as the number of Deutsche Bank Designees and Essar Designees on the entire Board.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and December 31, 2002 by BDO Seidman, LLP, the company's independent auditors, were as follows:

  •
  Audit Fees. BDO Seidman, LLP's aggregate audit fees billed or expected to be billed for 2003 are $197,040, including fees pertaining to quarterly reviews of the Company's financial statements included in its quarterly reports on Form 10-Q and the completed transaction with Deutsche Bank and Essar. BDO Seidman, LLP's aggregate audit fees billed for 2002 were $182,390, which included fees pertaining to quarterly reviews of the Company's financial statements in its quarterly reports on Form 10-Q and re-audits of the Company's 2001 and 2000 financial statements.

  •
  Audit Related Fees. BDO Seidman, LLP's audited related fees billed or expected to be billed for 2003 are $30,330, including fees related to a pension plan audit and the terminated merger agreement with Allserve. Aggregate audit related fees billed for 2002 were $28,610, which included two pension plan audits.

  •
  Tax Fees. BDO Seidman, LLP's fees for tax services billed or expected to be billed for 2003 are $97,934, including fees pertaining to 2003 federal and state tax compliance services, and tax planning fees. BDO Seidman, LLP's fees for tax services billed in 2002 were $89,000, including fees pertaining to 2001 and 2002 federal and state tax compliance services, and tax planning fees.

  •
  All Other Fees. BDO Seidman, LLP's fees for all other services billed or expected to be billed for 2003 are $4,790. These fees are for advisory services regarding Sarbanes-Oxley implementation. BDO Seidman, LLP did not render any other services in 2002.

        All of the services rendered in 2003 were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c)
Exhibits

The following Exhibits are filed herewith:

Exhibit Index Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)
Dated: April 29, 2004	By:	/s/ JOHN SCOT BRUNKE John Scot Brunke President

QuickLinks

PART III
PART IV