Form 10-Q
period 2004-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 2004-05-24
CIK 778426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on May 24, 2004
COMMON STOCK $.01 PAR VALUE	131,915,490

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                                                   FINANCIAL STATEMENTS

Aegis Communications Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$43	$1,703
Restricted Cash	870	4,629
Accounts receivable - trade, less allowance for doubtful accounts of $411 and $541, respectively	20,901	23,615
Prepaid expenses and other current assets	1,591	1,379
Total current assets	23,405	31,326
Property and equipment, net of accumulated depreciation of $80,467 and $78,046 respectively	16,479	18,297
Deferred financing costs, net of accumulated amortization of $2,950 and $3,067, respectively	1,197	407
Other assets	264	264
	$41,345	$50,294

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Liabilities & Shareholders’ Deficit

Current liabilities:
Current portion of capital leases	$941	$1,140
Accounts payable	5,485	4,427
Accrued compensation expense and related liabilities	4,031	4,637
Accrued interest expense	47	89
Other current liabilities	8,868	9,976
Current maturity of notes payable, net of discount of $321 and $892, respectively	2,023	5,108
Revolving line of credit	6,074	—
Net current liabilities of discontinued operations	248	248
Total current liabilities	27,717	25,625
Long term notes payable, net of discount of $2,195 and $3,307, respectively	13,859	18,924
Capital lease obligations, net of current portions	713	832
Commitments and contingencies
Redeemable convertible preferred stock 23,375, 9.626% cumulative Series F shares issued and outstanding in 2004 and 2003	31,362	31,362
Shareholders’ deficit:
Preferred stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 85,480,587 and 52,646,768 shares issued and outstanding in 2004 and 2003	855	855
Additional paid-in capital	106,091	106,091
Treasury shares, at cost, 475,600 held in 2004 and 2003	(1,199)	(1,199)
Accumulated deficit	(138,053)	(132,196)
Total shareholders’ deficit	(32,306)	(26,449)
	$41,345	$50,294

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues	29,571	40,403

Operating costs:
Cost of services	21,198	28,751
Selling, general and administrative expenses	9,025	10,545
Depreciation and amortization	2,517	3,095
Restructuring charges	686	—
Total operating expenses	33,426	42,391
Operating loss	(3,855)	(1,988)
Interest expense, net	241	274
Non-cash interest expense	1,761	418
Loss before income taxes	(5,857)	(2,680)
Income tax expense	—	—
Net loss	(5,857)	(2,680)
Preferred stock dividends	—	2,236
Net loss available to common shareholders	(5,857)	(4,916)

Basic and diluted loss per common share	$(0.07)	$(0.09)

Weighted average shares of common stock outstanding:
Basic	85,005	52,171
Diluted	85,005	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net Loss	$(5,857)	$(2,680)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,517	3,095
Non-cash interest expense	1,761	418
Changes in operating assets and liabilities:
Accounts receivable	2,714	(8,209)
Prepaid and other current assets	(212)	242
Other assets	(886)	(179)
Accounts payable and other accrued liabilities	499	(1,139)
Other current liabilities	(1,108)	1,175
Net cash used in operating activities from continuing operations	(572)	(7,277)
INVESTING ACTIVITIES
Capital expenditures	(603)	(1,295)
Net decrease in Restricted Cash	3,759	—
Net cash provided by (used in) investing activities from continuing operations	3,156	(1,295)
FINANCING ACTIVITIES
Payments on revolving line of credit	(18,655)	(6,475)
Proceeds from revolving line of credit	24,729	16,000
Payments on note payables	(10,000)	—
Payments on capital lease obligations	(318)	(316)
Net cash (used in) provided by financing activities from continuing operations	(4,244)	9,209
Net cash (used in) provided by continuing operations	(1,660)	637
Net cash used in discontinued operations	—	(47)
Net (decrease) increase in cash and cash equivalents	(1,660)	590
Cash and cash equivalents at beginning of period	1,703	1,584
Cash and cash equivalents at end of period	$43	$2,174

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$—	$2,236
Supplemental information for cash paid during the period for:
Interest	$128	$395

The accompanying notes are an integral part of these financial statements.

AEGIS COMMUNICATIONS GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data and where noted)

1.              SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.  Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and no material changes have occurred with respect to these policies.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2.              PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 29,778 shares as of March 31, 2004 and December 31, 2003, through its Series B Preferred Stock.

Series B Preferred Stock

At March 31, 2004 and December 31, 2003, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding.  Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share.  The Series B Preferred Stock has a liquidation preference of $3.60 per share.  Accrued dividends payable were $188 at March 31, 2004 and December 31, 2003.

Series D & E Preferred Stock

At March 31, 2003, 134,210 shares of Series D Preferred Stock ($0.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares were convertible into Company Common Stock at $2.00 per share.  At March 31, 2003, 76,425 shares of Series E Preferred Stock ($0.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares were convertible into Company Common Stock at $2.375 per share.  Both series earned cumulative dividends (payable in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%.  In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D and E Preferred Stock were cancelled, and no shares of Series D and E Preferred Stock were outstanding at March 31, 2004.

Series F Preferred Stock

At March 31, 2004 and December 31, 2003, 23,375 shares of Series F Preferred Stock were issued and outstanding.  Holders of Series F Preferred Stock waived their rights to dividends in the November 5, 2003 Deutsche Bank/Essar transaction.  The Series F Preferred Stock is convertible into shares of Common Stock based on one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock.  On April 21, 2003, the 23,375 shares of Series F Preferred Stock were converted into 46,910,503 shares of Common Stock as a result of the November 5, 2003 Deutsche Bank/Essar transaction.

In the comparable prior year period, accrued dividends totaling $751 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $1,485 on the Series F Preferred shares were added to the investment value of such shares.

3.                                     DEUTSCHE BANK/ESSAR TRANSACTION

On November 5, 2003, the Company terminated its pending agreement to be acquired by AllServe Systems, PLC (“AllServe”), in accordance with the terms and conditions of the merger agreement and signed definitive documents to effect, and did effect, an investment in the Company by Deutsche Bank AG—London (“Deutsche Bank”) and Essar Global Limited (“Essar”), part of the Essar Group, a diversified industrial group out of India.  After consultation with its financial advisor SunTrust Robinson Humphrey, and taking into account all legal, financial, regulatory and other aspects of the unsolicited written acquisition proposal from Deutsche Bank and Essar, the Company’s Board of Directors accepted the proposal.  It was decided that the Deutsche Bank/Essar transaction was a superior proposal that would result in a more favorable outcome for the Company’s stockholders and debt holders, from a financial point of view, than the transaction with AllServe; and that its fiduciary duties required them to accept the Deutsche Bank/Essar transaction.  The Deutsche Bank/Essar transaction results in the Company remaining a publicly traded company with at least 20 percent of the company’s equity remaining in the hands of the Company’s current stockholders.  Following the transaction, and if all of the warrants are exercised, at least approximately four percent of the equity of the newly capitalized Company will remain in the hands of the Company’s current unaffiliated common stockholders.

The transaction resulted in Deutsche Bank and Essar providing approximately equal portions of a $28,231 investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock on a fully-diluted basis, taking into account the completed or pending, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction. As of November 5, 2003, Deutsche Bank and Essar together had warrants to purchase approximately 34 percent of the Company’s Common Stock on a fully diluted basis. Following the amendment of the Company’s certificate of incorporation to increase the Company’s number of authorized shares, Deutsche Bank and Essar together received warrants on April 21, 2004, to purchase approximately an additional 46 percent of the Company’s Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003. The Deutsche Bank/Essar notes provided for a total of 527,661,932 warrants. The warrants have an exercise price of $0.01 per warrant and expire on November 5, 2010. The warrants were valued with the Black-Scholes formula and treated as a discount on notes payable. The discount of $4,446 is being amortized over the life of the notes.

In accordance with the terms of its then-existing senior and subordinated loans, as well as the terms of its agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes). In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the transaction included collateralizing the letters of credit that remained outstanding under the Company’s former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company’s Series B Preferred Stock and for the possible payment of all or a portion of a $1,100 break-up fee that may be owed to AllServe in connection with the termination of the Company’s agreement to be acquired by AllServe. If the $1,100 break-up fee is not owed to AllServe, it will be distributed to the subordinated debt holders. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1,100. The Company reserved this fee as part of the gain on early extinguishment of debt for the year ending December 31, 2003. The Company was also responsible, under the terms of agreement, for the costs of the transaction including the expenses of Deutsche Bank and Essar, and paid these costs and expenses after the completion of the transactions.

The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction in the aggregated principal amount of $28,231 have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum.  Interest under the notes is payable quarterly in cash or the Company may, at its option cause such interest to be capitalized and added to the principal amount of the notes.  The principal amount of each is payable in two installments.  The first installment of $12,344 was due on the earlier of February 5, 2004 or the date on which the Company had availability under a new credit facility.  On January 28, 2004, $8,000 of the first required installment of $12,344 was paid as a result of entering into a new credit facility.  On that same date, the original promissory notes to Deutsche Bank and Essar (the “Notes”) were amended.  The principal amount of the amended notes in the aggregate was $20,231, with each note still payable in two installments.  The first installment of $4,344 was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company.  The second installment of $15,887 was due on April 26, 2007.  On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 to Deutsche Bank and Essar as a result of the cash collateralized letters of credit being replaced and the funds released to the Company.  The remaining $2,344 was extended to January 3, 2005, on March 30, 2004.  The second installment of $16,054, which includes capitalized interest of $166 through March 30, 2004, is due on April 26, 2007.  The notes are guaranteed by all of the Company’s subsidiaries.

During the first quarter of 2004, the Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization (“EBITDA”) that are common to the Wells Fargo Foothill (“Foothill”) Loan and Security Agreement (the “Loan Agreement”) and the Amended and Restated Secured Promissory Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10,088 and $10,144, respectively. As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. Additionally, while the Company made payments of $10,000 of the required $12,344 due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

On March 30, 2004 the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes. In addition, the amended Notes included an extension of the due date for the balance of initial installment payments of $2,344 to January 3, 2005. Accordingly, these balances were reclassified to long-term debt as of December 31, 2003 thus improving our working capital position. The principal amounts of the amended Notes were increased to include capitalized interest of $166 through March 30, 2004. The aggregate amount of the amended Notes at March 30, 2004 was $18,398.

The Company was not in compliance with the amended EBITDA covenants common to the Loan Agreement and Notes for the period ending April 30, 2004.  The noteholders have agreed in principal to a waiver for these defaults and we are currently in negotiation to remedy the situation with Foothill.

The Company accounted for the warrants and notes payable in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”).  Deutsche Bank and Essar have been issued initial and subsequent warrants to purchase 527,661,932 shares of common stock.  APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital.  Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes.  The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar.  Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day.  As a result, the Company valued the initial warrants at $4,446.  This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. As a result of making $10,000 in principal payments on the Notes during the first quarter of 2004, the Company recognized $1,460 in accelerated amortization of the discount on notes payable during the period.

The deal expenses of $553 were treated as debt issuance costs in accordance with APB No. 21, “Interest on Receivables and Payables” and are being amortized on a straight-line basis over the life of the notes, which approximates that of the interest method.  All other expenses associated with the deal were expensed and recorded in selling, general and administrative expenses.

4.              ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has in the past provided stock options and other stock-based awards to certain employees and directors and may do so in the future.  The Company accounted for these awards using the intrinsic method pursuant to Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002.  In compliance with SFAS 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25.  Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $53.  Effective as of November 5, 2003, all warrants to purchase capital stock of the Company that were outstanding prior to the transaction with Deutsche Bank and Essar were terminated and released by their holders.  See Note 3 “Deutsche Bank/Essar Transaction”.

5.              EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and convertible preferred stock.  Options, warrants, convertible debt and convertible preferred stock were not included in the computation of diluted loss per share for the three months ended March 31, 2004 and 2003, because the effect of their inclusion would be antidilutive.

	Three months ended March 31,
	2004	2003
Basic and Diluted (in thousands)
Weighted average common shares issued	85,481	52,647
Weighted average treasury shares	(476)	(476)

Shares used in loss per share calculation	85,005	52,171

Antidilutive securities excluded from the computation of diluted loss per share for the periods indicated are as follows:

Shares issuable under option agreements	—	7,492
Shares issuable under warrant agreements	527,662	2,756
Shares issuable upon conversion of preferred stock	—	75,099
Shares issuable upon conversion of convertible debt	—	7,966

6.              RESTRUCTURING CHARGES

In March 2004, the Company approved a plan to restructure the management team.  The restructuring plan was designed to bring the Company’s infrastructure in-line with the current volume and business environment.  Related to these actions, the Company recorded $686 in severance costs during the first quarter of 2004.

7.              LONG-TERM DEBT

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28,231 from the Company.  These notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%.  Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes.  On January 28, 2004, $8,000 of the first required installment of $12,344 was paid.  On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 dollars to Deutsche Bank and Essar.  The remaining $2,344 was amended on March 30, 2004 and extended to January 3, 2005.  The second installment of $16,054, which includes capitalized interest of $166 through March 30, 2004, is due on April 26, 2007.  The notes are guaranteed by all of the Company’s subsidiaries.

On January 26, 2004, the Company entered into the Loan Agreement with Foothill that will allow the Company to borrow up to $25,000, with a maturity date of January 26, 2007.  Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate.  The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures.  Proceeds from the Loan Agreement were used for working capital, capital expenditures and expansion of existing centers, or other purposes.  As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of our assets.

During the first quarter 2004, the Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Loan Agreement and the Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10,088 and $10,144.  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  Additionally, while the Company made payments of $10,000 of the required $12,344 due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

On March 30, 2004, the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes.  In addition, the amended Notes included an extension of the due date for the balance of initial installment payments of $2,344 to January 3, 2005.  Accordingly, these balances were reclassified to long-term debt as of December 31, 2003, thus improving our working capital position.  The principal amounts of the amended Notes were increased to include capitalized interest of $166 through March 30, 2004.  The aggregate amount of the amended Notes at March 30, 2004 is $18,398.  At March 31, 2004, the Company was in compliance of the revised covenants for the Loan Agreement and the Amended and Restated Secured Promissory Notes.

The Company was not in compliance with the amended EBITDA covenants common in the Loan Agreement and Notes for the period ending April 30, 2004.  The noteholders have agreed in principal to a waiver for these defaults and we are currently in negotiation to remedy the situation with Foothill.

8.              COMMITMENTS AND CONTINGENCIES

The Company has agreements with certain telephone long distance carriers, which currently range from 17 months to 42 months, and which provide for annual minimum usage requirements.  During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,160 over a 36-month period.  During the fourth quarter of 2002, the Company reached an agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.  At its current rate of usage, the Company will meet the minimum requirements of both agreements.

On March 31, 2004, the Company had two outstanding irrevocable letters of credit with a total amount of $3,053.  These letters expire between August 6, 2004 and February 6, 2005.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.

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

Additionally, on November 12, 2003, AllServe and its wholly owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware.  Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed.  The complaint also seeks to specifically enforce our merger agreement with AllServe.  Alternatively, the complaint seeks payment of the $1,100 break-up fee as well as other monetary damages that, according to AllServe, exceed $50,000.  We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments.  The $1,100 was accrued at December 31, 2003 to a reserve for the benefit of the subordinated debt holders.  Payment to the subdebt holders is contingent upon the outcome of the AllServe litigation.  If certain fees are paid to AllServe, this will reduce the amount paid to the subordinated debt holders up to $1,100.  At this time, it is not possible to accurately predict the outcome of this lawsuit.  We intend to contest this lawsuit vigorously.

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

9.              INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2022.  The Company has not provided an income tax benefit to the operating losses incurred during 2003 or the first quarter of 2004, as such benefit would exceed the projected realizable deferred tax asset.

10.       SUBSEQUENT EVENTS

In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which each share of Series F Preferred may be converted, from 34,527,594 to 46,910,503.  These amendments took effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated there under.  This mailing took place on April 1, 2004, and the amendments became effective immediately upon expiration of the twenty-day waiting period.  On April 21, 2004, the remaining 23,375 shares of Series F Preferred Stock were converted into 46,910,503 shares of Common Stock.  On that same date, the Company issued 459,577,415 additional warrants to Deutsche Bank and Essar to purchase shares of stock.  The warrants have an exercise price of $0.01 per warrant and expire on November 5, 2010.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2004	2003
Revenues	100.0%	100.0%

Operating costs:
Cost of services	71.7%	71.2%
Selling, general and administrative expenses	30.5%	26.1%
Depreciation and amortization	8.5%	7.7%
Restructuring charges	2.3%	—
Total operating expenses	113.0%	105.0%
Operating loss	-13.0%	-5.0%

Interest expense, net	0.8%	0.7%
Non-cash interest expense	6.0%	1.0%
Loss before income taxes	-19.8%	-6.7%
Income tax expense	—	—
Net loss	-19.8%	-6.7%

Preferred stock dividends	—	5.5%
Net loss applicable to common shareholders	-19.8%	-12.2%

We experienced a net loss applicable to common shareholders of $5.9 million, or 19.8% of revenues, for the quarter ended March 31, 2004.  During the prior year comparable quarter, we incurred a net loss applicable to common shareholders of approximately $4.9 million, or 12.2% of revenues.  For the three months ended March 31, 2004, we incurred a net loss of $5.9 million as compared to $2.7 million for the three months ended March 31, 2003.  The increase in net loss for the period ended March 31, 2004 versus the first quarter of 2003 is due to the decline in revenues experienced during the period, charges recorded in association with the restructuring of the Company’s management team and the increase in non-cash interest expense due to the additional amortization of the discount on notes payable.

Revenues.  Revenues generated during the quarter ended March 31, 2004 decreased to $29.6 million from $40.4 million during the first quarter of 2003.  The decline in revenues is primarily the result of an inbound contract with a cable services provider that expired in the fourth quarter of 2003 and was not renewed by the client as they made a decision to consolidate their customer service into available in-house capacity.  The impact on our revenues accounted for approximately 60% of our total decrease quarter over quarter.  Additionally, one of our telecommunications clients (who is one of our three largest clients) reduced transaction volumes quarter over quarter and a client in the membership services industry ramped down a campaign in the first quarter of 2004.

Revenue Mix.  Together, inbound customer relationship management (“CRM”) and non-voice & other revenues represented 66.9% of our revenues in the first quarter of 2004 versus 79.1% in the first quarter of 2003.  Outbound CRM revenues accounted for 33.1% of total revenues for the three months ended March 31, 2004 as compared to 20.9% in the comparable prior year period.  The increase in outbound CRM revenues for the first quarter of 2004 is due to additional volume for an existing client program.  For the three months ended March 31, 2004 and 2003, the mix of revenues was as follows:

	Three months ended March 31, (Dollars in millions)
	2004	%	2003	%
Inbound CRM	$16.9	57.0%	$27.5	68.1%
Outbound CRM	9.8	33.1%	8.5	20.9%
Non-Voice & Other	2.9	9.9%	4.4	11.0%
Total revenues	$29.6	100.0%	$40.4	100.0%

Revenue Concentration.  We are dependent on several large clients for a significant portion of our revenues.  The loss of one or more of these clients, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business.  For the three months ended March 31, 2004, our three largest customers together accounted for approximately 60.9% of our revenues.  Individual revenue concentrations for these three customers is shown below:

		Three months ended March 31,
Client	Industry Segment	2004	%	2003	%
Client A	Telecommunications	$10.0	33.7%	$8.6	21.4%
Client B	Financial services	4.1	13.7%	3.9	9.8%
Client C	Telecommunications	4.0	13.5%	6.2	15.4%
		$18.1	60.9%	$18.7	46.6%

Our revenues are also concentrated within the telecommunications industry segment.  In total, for the three months ended March 31, 2004, approximately 58.3% of our revenues were derived from customers in the telecommunications market, an industry was under significant economic pressures throughout 2003 and continues to be in 2004.  This concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.  At March 31, 2004, $10.3 million, or 50.0% of our net trade accounts receivable balance was concentrated in the telecommunications industry, as compared to $10.0 million, or 41.30% at December 31, 2003.

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

Cost of Services.  Costs of services vary substantially with changes in revenue.  For the quarter ended March 31, 2004, cost of services decreased by approximately $7.6 million, to $21.2 million versus the quarter ended March 31, 2003.  Cost of services as a percentage of revenues for the quarter ended March 31, 2004 increased to 71.7%, from 71.2% during the comparable prior year period.  Costs of services fell in total over the three months ended March 31, 2004, due to the reduction experienced in revenue for the comparable period.

Selling, General and Administrative.  Selling, general and administrative expenses, which include certain payroll costs, employee benefits, rent expense and maintenance charges, among other expenses, were reduced to $9.0 million in the quarter ended March 31, 2004 versus $10.5 million the prior year quarter.  As a percentage of revenue, selling, general and administrative expenses for the quarter ended March 31, 2004 were 30.5% as compared to 26.1% for the prior year period.  The reduction in selling, general and administrative expenses over the three months ended March 31, 2004 is primarily attributable to the elimination of overhead costs due to the reduction of headcount compared to the period ending March 31, 2003 as well as improved management of our self-insured workers compensation plan during the same period.    The increase as a percentage of revenue is primarily due to the decrease in revenue period over period.

Depreciation and Amortization.  Depreciation and amortization expenses, excluding acquisition goodwill amortization, decreased $0.5 million, in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.  As a percentage of revenue, depreciation and amortization expenses were 8.5% in the quarter ended March 31, 2004 versus 7.7% in the quarter ended March 31, 2003, primarily due to the decrease in revenue.  The reduction in depreciation expense is due to the effects of reduced capital spending coupled with more mature assets becoming fully depreciated.

Interest Expense, net.  Net interest expense decreased to $0.2 million in the first quarter of 2004 versus $0.3 million for the three-months ended March 31, 2003.  The decrease in net interest expense for the quarter ending March 31, 2004 is primarily due to the fact that the Company did not have a new line of credit in place until January 26, 2004.  The outstanding balance on the line of credit at March 31, 2004 was $6.1 million, as compared to $15.4 million at the end of the comparable prior year period.

Non-cash Interest Expense.  Non-cash interest expense increased to $1.8 million in the quarter ended March 31, 2004, from $0.4 million in the quarter ended March 31, 2003. Non-cash interest for the three months ended March 31, 2004, represents interest expense incurred on the Deutsche Bank and Essar notes and the $1.7 million in amortization of the discount on notes payable.  On both of the notes, the unpaid interest is added to the principal of the balance of the notes quarterly.  For the three months ended March 31, 2003, non-cash interest expense represents interest expense incurred on two subordinated notes.  In accordance with the terms of the November 5, 2003, agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes).

Income Tax Provision.  We have historically generated net operating losses for income tax purposes.  In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2022.  We have not provided an income tax benefit to the operating losses incurred for the quarter ended March 31, 2004, as such benefit would exceed the projected realizable deferred tax asset.

Preferred Dividends.   Preferred dividends decreased to zero for the quarter ended March 31, 2004 from $2.2 million in the comparable prior year period.  In connection with the November 5, 2003 Deutsche Bank/Essar transaction, the holders of all classes of the Preferred Stock waived their rights to dividends.

FINANCIAL CONDITION

Liquidity and capital resources.  The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Three months ended March 31,
	2004	2003
Net cash used in operating activities	$(0.6)	$(7.3)
Net cash provided by (used in) investing activities	3.1	(1.3)
Net cash provided by (used in) financing activities	(4.2)	9.2
Net cash provided by (used in) discontinued operations	—	—
Net increase in cash and cash equivalents	$(1.7)	$0.6

We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs.  On January 26, 2004, we entered into the Loan Agreement with Foothill that will allow the company to borrow up to $25.0 million.  The maximum amount available under the Loan Agreement is determined by the lesser of i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of a bank product reserve, a payroll reserve, the AllServe reserve and an aggregate amount of reserves established by Foothill.  The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of our assets.  Our ability to meet financial obligations and make planned capital expenditures will depend on our future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control, and our ability to remain in compliance with the restrictive covenants under the Loan Agreement. There can be no assurance that we will be able to successfully execute our business plan for 2004, remain in compliance with restrictive covenants under the Loan Agreement, or obtain additional financing.  As of March 31, 2004, the outstanding loan balance was $6.1 million.

Cash and cash equivalents (excluding restricted cash) were $0.04 million at March 31, 2004 and $1.7 million at December 31, 2003.  Working capital totaled a deficit of $4.3 million and $5.7 million at the end of the same periods.  The change in working capital is primarily attributable to the decrease in accounts receivable and the decrease in restricted cash from December 31, 2003 to March 31, 2004.  Additionally, due to the fact that the Company was not in compliance with amended EBITDA covenants common to the Loan Agreement and Notes for the period ended April 30, 2004, the balance on the revolving line of credit has been reclassed to a current liability at March 31, 2004.

Cash used in operating activities from continuing operations was approximately $0.6 million for the three months ended March 31, 2004, as compared to cash used of $7.3 million for the same period in 2003.  The increase in cash provided by operating activities is primarily attributable to a decrease in accounts receivable due to a decrease in revenue for the first quarter of 2004 compared to the first quarter of 2003.

Cash provided by investing activities from continuing operations during the first three months of 2004 was $3.1 million, as compared to cash used of $1.3 million during the comparable prior year period.  The change year over year is primarily due to a decrease in restricted cash during the first quarter of 2004, as a result of the replacement of letters of credit under the new Foothill Loan Agreement partially offset by capital expenditures.  Capital expenditures for the first quarter of 2004 were $0.6 million as compared to $1.3 million in the same period of 2003.

Cash used by financing activities during the period ended March 31, 2004 totaled $4.2 million and consisted of net borrowings of approximately $6.1 million in net borrowings from the Loan Agreement, payments of $10.0 million on notes payable and payments of $0.3 million made on capital lease obligations.  Cash provided by financing activities during the three months ended March 31, 2003 totaled $9.2 million, and consisted of net borrowings of approximately $9.5 million from our revolving line of credit, and payments of $0.3 million made on capital lease obligations.

Loan Agreement.  On January 26, 2004, we entered into the Loan and Security Agreement (the “Loan Agreement”) with Wells Fargo Foothill (“Foothill”) that will allow the company to borrow up to $25.0 million, with a maturity date of January 26, 2007.  Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate.  The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by us and our subsidiaries, certain financial targets and capital expenditures.  On January 28, 2004, the Company borrowed $4.0 million under the Loan Agreement to repay Deutsche Bank and Essar.  Foothill has been granted a continuing security interest in substantially all of our assets.

The Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Loan Agreement and the Amended and Restated Secured Promissory Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10.088 million and $10.144 million, respectively (the “Notes”).  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  Additionally, while the Company made payments of $10.0 million of the required $12.344 million due in 2004, a portion of the amounts coming due were note paid as prescribed, thus resulting in a default under the Notes and the Loan Agreement.  On March 30, 2004, the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes.

The Company was not in compliance with the amended EBITDA covenants common to the Loan Agreement and Notes for the period ending April 20, 2004.  The noteholders have agreed in principal to a waiver for these defaults and we are currently in negotiations to remedy the situation with Foothill.

Contractual obligations and commitments.  The following table sets forth certain information concerning our contractual obligations and commercial commitments at March 31, 2004, and outlines our expected future payments to be made under such obligations and commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$18.4	$2.3	$16.1	$—	$—
Capital Lease Obligations	1.7	0.9	0.6	0.2	—
Operating Lease Obligations	16.5	4.5	7.2	4.5	0.3
Purchase Obligations	26.9	8.1	15.1	3.7	—
Total	$63.5	$15.8	$39.0	$8.4	$0.3

We have agreements with certain telephone long distance carriers which currently range from 17 months to 42 months, and which provide for annual minimum usage requirements.  During the second quarter of 2002, we completed negotiations with one of our carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which we are committed to usage of $2.2 million over a 36-month period.  During the fourth quarter of 2002, we reached agreement with our largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment retroactively effective October 1, 2000, under which we are committed to usage of $7.4 million annually for seven years.  Our current long distance usage meets our commitments and should continue to do so.

On March 31, 2004, the Company had two outstanding irrevocable letters of credit totaling  $3.053 million.  These letters expire between August 6, 2004 and February 6, 2005.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.

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

Additionally, on November 12, 2003, AllServe and its wholly owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware.  Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed.  The complaint also seeks to specifically enforce our merger agreement with AllServe.  Alternatively, the complaint seeks payment of the $1.1 million break-up fee as well as other monetary damages that, according to AllServe, exceed $50 million.  We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments.  The $1.1 million was accrued at December 31, 2003 to a reserve for the benefit of the subordinated debt holders.  Payment to the subdebt holders is contingent upon the outcome of the AllServe litigation.  If certain fees are paid to AllServe, this will reduce the amount paid to the subordinated debt holders up to $1.1 million.  At this time, it is not possible to accurately predict the outcome of this lawsuit.  We intend to contest this lawsuit vigorously.

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

ITEM 3.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended March 31, 2004, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.                                                   CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Aegis management, including the person performing the functions of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Aegis’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the person performing the functions of the Chief Executive Officer and the Chief Financial Officer concluded that Aegis’ disclosure controls and procedures were effective as of the end of the period covered by this report.  As required by Exchange Act Rule 13a-15(d), Aegis management, including the person performing the functions of the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of Aegis’ internal controls over financial reporting to determine whether any changes occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aegis’ internal control over financial reporting.  Based on that evaluation, there has been no such change during the first fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

ITEM 1.                                                   LEGAL PROCEEDINGS

See Note 8 to the Unaudited Consolidated Financial Statements for a description of our legal proceedings.

ITEM 2.                                                   CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which each share of Series F Preferred may be converted, from 34,527,594 to 46,910,503.  These amendments took effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated thereunder.  This mailing took place on April 1, 2004, and the amendments became effective immediately upon expiration of the twenty-day waiting period.  On April 21, 2004, the remaining 23,375 shares of Series F Preferred Stock were converted into 46,910,503 shares of Common Stock.

ITEM 6.                                                   EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000).

3.3

Certificate of Amendment No. 2 to the Certificate of Incorporation (Incoporated by reference to Exhibit A to the registrant’s Schedule 14(c) Definitive Information Statement, filed with the SEC on March 26, 2004)

4.1	Specimen of Share Certificate of Company’s common stock (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).

4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended June 30, 1994).

4.3	Elimination Certificate for Series D Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 of the registrant’s Form 8-K filed on December 20, 1999).

4.4	Series D and E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.10 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999).

4.5	Amendment to Series D & E Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit 4.2 of the registrant’s Form 8-K filed on December 20, 1999).

4.6	Series F Preferred Stock Certificate of Designation (Incorporated by reference to the Exhibit 4.1 of the registrant’s Form 8-K filed on December 20, 1999).

4.7

Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG-London acting through DB Advisors, LLC as investment advisor, dated November 5, 2003 (Incorporated by reference to Exhibit 4.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.8

Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated November 5, 2003 (Incorporated by reference to Exhibit 4.8 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.9	Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG-London acting through DB Advisors, LLC as investment advisor, dated April 21, 2004 (filed herewith).

4.10	Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated April 21, 2004 (filed herewith).

4.11

Certificate of Amendment to the Series F Preferred Stock Certificate of Designation (Incoporated by reference to Exhibit B to the registrant’s Schedule 14(c) Definitive Information Statement, filed with the SEC on March 26, 2004).

10.1

Loan and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (Incorporated by reference to Exhibit 10.47 of the registrant’s Form 10-K filed on April 2, 2004).

10.2

Amended and Restated Secured Promissory Note, dated as of January 28, 2004, in the original principal amount of $10,087,352 payable to Deutsche Bank AG-London Acting Through DB Advisors, LLC (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-K filed on April 2, 2004).

10.3

Amended and Restated Secured Promissory Note, dated as January 28, 2004, in the original principal amount of $10,143,815 payable to Essar Global Limited (Incorporated by reference to Exhibit 10.49 of the registrant’s Form 10-K filed on April 2, 2004).

10.4

General Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as agent for Deutsche Bank AG-London Acting Through DB Advisors, LLC and Essar Global Limited (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K filed on April 2, 2004).

10.5

Trademark Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG-London Acting Through DB Advisors, LLC and Essar Global Limited (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K filed on April 2, 2004).

10.6

Copyright Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG-London Acting Through DB Advisors, LLC and Essar Global Limited (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K filed on April 2, 2004).

10.7

Stock Pledge Agreement, dated as of January 26, 2004, by Aegis Communications Group, Inc. and IQI, Inc. in favor of Wilmington Trust Company, as agent for Deutsche Bank AG-London Acting Through DB Advisors, LLC and Essar Global Limited (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K filed on April 2, 2004).

10.8

Amendment No. 1 to Subsidiary Guaranty, dated as of January 26, 2004, among Advanced Telemarketing Corporation, IQI, Inc., LEXI International, Inc., Interserv Services Corporation, Deutsche Bank AG London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K filed on April 2, 2004).

10.9

Collateral Trustee Agreement, dated as of January 26, 2004, among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, Deutsche Bank AG-London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K filed on April 2, 2004).

10.10

Trademark Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K filed on April 2, 2004).

10.11

Copyright Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent (Incorporated by reference to Exhibit 10.57 of the registrant’s Form 10-K filed on April 2, 2004).

10.12

Amendment Number 1 to and Waiver and Consent Under Loan and Security Agreement, dated as of March 30, 2004, among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-K filed on April 2, 2004).

10.13

Waiver Under Amended and Restated Secured Promissory Notes, dated as of March 30, 2004, between Aegis Communications Group, Inc., Deutsche Bank AG-London and Essar Global Limited (Incorporated by reference to Exhibit 10.59 of the registrant’s Form 10-K filed on April 2, 2004).

10.14

Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,170,266 payable to Deutsche Bank AG-London Acting Through DB Advisors, LLC (Incorporated by reference to Exhibit 10.60 of the registrant’s Form 10-K filed on April 2, 2004).

10.15

Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,227,340 payable to Essar Global Limited (Incorporated by reference to Exhibit 10.61 of the registrant’s Form 10-K filed on April 2, 2004).

10.16	Employment Agreement dated March 30, 2004, by and among Aegis Communications Group, Inc. and its subsidiaries and John Scot Brunke (filed herewith).

10.17	Separation Agreement dated March 31, 2004, by and among Aegis Communications Group, Inc. and its subsidiaries and Angelo Macchia (filed herewith).

10.18	Separation Agreement dated March 31, 2004, by and among Aegis Communications Group, Inc. and its subsidiaries and Thomas P.G. Franklin (filed herewith).

10.19	Separation Agreement dated March 31, 2004, by and among Aegis Communications Group, Inc. and its subsidiaries and Joseph Marinelli (filed herewith).

10.20	Separation Agreement dated April 5, 2004, by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz (filed herewith).

10.21	Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated April 1, 2004 (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)

(B)	Reports on Form 8-K

On February 6, 2004, we filed a current report on Form 8-K reporting under Item 5.  –  “Other Events,” that the Company had recently signed a $25 million, three-year revolving line of credit with Wells Fargo Foothill, part of Wells Fargo & Company.  The proceeds from the line of credit will be used for general working capital purposes and financing the Company’s growth strategy.

On April 5, 2004, the Company furnished Current Reports on Form 8-K containing information pursuant to Item 12 (“Results of Operations and Financial Condition”) dated April 2, 2004, announcing its financial results for the quarterand year ended December 31, 2004.

On April 12, 2004, we filed a current report on Form 8-K reporting under Item 5.  –  “Other Events,” that on April 7, 2004, the Company announced that John Scot Brunke had been appointed President and Chief Financial Officer

On May 3, 2004, we filed a current report on Form 8-K reporting under Item 5.  –  “Other Events,” that on April 29, 2004, the Company announced the resignation of Herman M. Schwarz as Chief Executive Officer and director effective May 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: May 24, 2004	By:	/s/ John Scot Brunke
President & Chief Financial Officer and
Person Performing the Functions of Chief Executive Officer