Form 10-Q
period 2004-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 2004-08-24
CIK 778426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on August 23, 2004
COMMON STOCK $.01 PAR VALUE	659,577,422

AEGIS COMMUNICATIONS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Aegis Communications Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59	$1,703
Restricted Cash	448	4,629
Accounts receivable - trade, less allowance for doubtful accounts of $411 and $541, respectively	18,228	23,615
Prepaid expenses and other current assets	1,342	1,379
Assets held-for-sale	210	—
Total current assets	20,287	31,326

Property and equipment, net of accumulated depreciation of $75,149 and $78,046 respectively	11,599	18,297
Deferred financing costs, net of accumulated amortization of $3,069 and $3,067, respectively	1,146	407
Other assets	405	264
	$33,437	$50,294

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Consolidated Balance Sheets continued
(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Liabilities & Shareholders’ Deficit
Current liabilities:
Current portion of capital leases	$697	$1,140
Accounts payable	6,011	4,427
Accrued compensation expense and related liabilities	4,645	4,637
Accrued interest expense	44	89
Other current liabilities	9,977	9,976
Current maturity of notes payable, net of discount of $291 and $892, respectively	2,053	5,108
Net current liabilities of discontinued operations	204	248
Total current liabilities	23,631	25,625
Revolving line of credit	4,429	—
Long term notes payable, net of discount of $2,004 and $3,307, respectively	14,127	18,924
Capital lease obligations, net of current portions	633	832
Commitments and contingencies
Redeemable convertible preferred stock
0 and 23,375, 9.626% cumulative Series F shares issued and outstanding in 2004 and 2003, respectively	—	31,362
Shareholders’ deficit:
Preferred stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.01 par value, 800,000,000 and 200,000,000 shares authorized; 132,391,090 and 52,646,768 shares issued and outstanding in 2004 and 2003, respectively.	1,324	855
Additional paid-in capital	136,983	106,091
Treasury shares, at cost, 475,600 held in 2004 and 2003	(1,199)	(1,199)
Accumulated deficit	(146,491)	(132,196)
Total shareholders’ deficit	(9,383)	(26,449)
	$33,437	$50,294

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$26,294	$36,602	$55,865	$77,005

Operating costs:
Cost of services	19,430	25,594	40,628	54,345
Selling, general and administrative expenses	8,848	9,577	17,874	20,122
Depreciation and amortization	2,368	2,972	4,885	6,067
Restructuring charges	3,628	—	4,314	—
Total operating expenses	34,274	38,143	67,701	80,534
Operating loss	(7,980)	(1,541)	(11,836)	(3,529)
Interest expense, net	160	658	401	932
Non-cash interest expense	296	439	2,058	857
Loss before income taxes	(8,436)	(2,638)	(14,295)	(5,318)

Income tax expense	—	—	—	—
Net loss	(8,436)	(2,638)	(14,295)	(5,318)
Preferred stock dividends	—	2,324	—	4,560
Net loss applicable to common shareholders	(8,436)	(4,962)	(14,295)	(9,878)

Basic and diluted loss per common share:	$(0.07)	$(0.10)	$(0.14)	$(0.19)

Weighted average shares of common stock outstanding:
Basic	121,605	52,171	103,305	52,171
Diluted	121,605	52,171	103,305	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net Loss	$(14,295)	$(5,318)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Restructuring charges	3,250	—
Depreciation and amortization	4,885	6,067
Non-cash interest expense	2,058	857
Gain on disposal of fixed assets	(26)	—
Changes in operating assets and liabilities:
Accounts receivable	5,387	(3,870)
Prepaid and other current assets	37	366
Other assets	(1,095)	(179)
Accounts payable and other accrued liabilities	1,636	(405)
Other current liabilities	1	(122)
Net cash provided by (used in) operating activities from continuing operations	1,838	(2,604)
INVESTING ACTIVITIES
Capital expenditures	(1,478)	(901)
Proceeds from sale of fixed assets	72	—
Net decrease in Restricted Cash	4,181	—
Net cash provided by (used in) investing activities from continuing operations	2,775	(901)
FINANCING ACTIVITIES
Payments on revolving line of credit	(48,298)	(26,375)
Proceeds from revolving line of credit	52,727	29,000
Payments on note payables	(10,000)	—
Payments on capital lease obligations	(642)	(617)
Net cash (used in) provided by financing activities from continuing operations	(6,213)	2,008
Net cash used in continuing operations	(1,600)	(1,497)
Net cash used in discontinued operations	(44)	(47)
Net decrease in cash and cash equivalents	(1,644)	(1,544)
Cash and cash equivalents at beginning of period	1,703	1,584
Cash and cash equivalents at end of period	$59	$40

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$—	$4,560
Conversion of Series F preferred stock into common stock	$31,362	$—
Supplemental information for cash paid during the period for:
Interest	$280	$449
Taxes	$69	$85

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

2.              PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 29,778 shares as of June 30, 2004 and December 31, 2003, through its Series B Preferred Stock.

Series B Preferred Stock

At June 30, 2004 and December 31, 2003, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding.  Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay cumulative cash dividends at the annual rate of $0.36 per share.  The Series B Preferred Stock has a liquidation preference of $3.60 per share.  Accrued dividends payable were $188 at June 30, 2004 and December 31, 2003.  Accrued dividends are classified as other accrued liabilities on the accompanying consolidated balance sheet.

Series D & E Preferred Stock

At June 30, 2003, 139,229 shares of Series D Preferred Stock ($0.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares were convertible into Company Common Stock at $2.00 per share.  At June 30, 2003, 79,283 shares of Series E Preferred Stock ($0.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares were convertible into Company Common Stock at $2.375 per share.  Both series earned cumulative dividends (payable in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%.  In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D and E Preferred Stock were cancelled, and no shares of Series D and E Preferred Stock were outstanding at June 30, 2004.

Series F Preferred Stock

At December 31, 2003, 23,375 shares of Series F Preferred Stock were issued and outstanding.  Holders of Series F Preferred Stock waived their rights to dividends in the November 5, 2003 Deutsche Bank/Essar transaction.  The Series F Preferred Stock was convertible into shares of Common Stock based on one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock.  In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which each share of Series F Preferred may be converted, from 34,527,594 to 46,910,503.  These amendments took effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated there under.  This mailing took place on April 1, 2004, and the amendments became effective immediately upon expiration of the twenty-day waiting period.  On April 21, 2004, the remaining 23,375 shares of Series F Preferred Stock were converted into 46,910,503 shares of Common Stock.  The transaction was recorded on the accompanying consolidated balance sheet as an increase to common stock and paid-in-capital and a decrease in redeemable convertible preferred stock

In the comparable prior year period, accrued dividends totaling $1,539 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $3,021 on the Series F Preferred shares were added to the investment value of such shares.

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

The transaction resulted in Deutsche Bank and Essar providing approximately equal portions of a $28,231 investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock on a fully-diluted basis, taking into account the completed or pending, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction. As of November 5, 2003, Deutsche Bank and Essar together had warrants to purchase approximately 34 percent of the Company’s Common Stock on a fully diluted basis. Following the amendment of the Company’s certificate of incorporation to increase the Company’s number of authorized shares, Deutsche Bank and Essar together received warrants on April 21, 2004, to purchase approximately an additional 46 percent of the Company’s Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003. The Deutsche Bank/Essar notes provided for a total of 527,661,932 warrants. The warrants have an exercise price of $0.01 per warrant and expire on November 5, 2010. The warrants were valued with the Black-Scholes formula and treated as a discount on notes payable. The discount of $4,446 is being amortized over the life of the notes.  On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant.  The total amount of consideration given was $2,644.  The additional funds were used to reduce outstanding debt and make additional capital investments.

In accordance with the terms of its then-existing senior and subordinated loans, as well as the terms of its agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of the November 5, 2003 transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes). In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the November 5, 2003 transaction included collateralizing the letters of credit that remained outstanding under the Company’s former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company’s Series B Preferred Stock and for the possible payment of all or a portion of a $1,100 break-up fee that may be owed to AllServe in connection with the termination of the Company’s agreement to be acquired by AllServe. If the $1,100 break-up fee is not owed to AllServe, it will be distributed to the subordinated debt holders. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1,100. The Company reserved this fee as part of the gain on early extinguishment of debt for the year ending December 31, 2003. The Company was also responsible, under the terms of the November 5, 2003 agreement, for the costs of the transaction including the expenses of Deutsche Bank and Essar, and paid these costs and expenses after the completion of the transactions.

The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction in the aggregated principal amount of $28,231 have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum.  Interest under the notes is payable quarterly in cash or the Company may, at its option cause such interest to be capitalized and added to the principal amount of the notes.  The principal amount of each is payable in two installments.  The first installment of $12,344 was due on the earlier of February 5, 2004 or the date on which the Company had availability under a new credit facility.  On January 28, 2004, $8,000 of the first required installment of $12,344 was paid as a result of entering into a new credit facility.  On that same date, the original promissory notes to Deutsche Bank and Essar (the “Notes”) were amended.  The principal amount of the amended notes in the aggregate was $20,231, with each note still payable in two installments.  The first installment of $4,344 was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company.  The second installment of $15,887 was due on April 26, 2007.  On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 to Deutsche Bank and Essar as a result of the cash collateralized letters of credit being replaced and the funds released to the Company.  The remaining $2,344 was extended to January 3, 2005, on March 30, 2004.  The second installment of $16,054, which includes capitalized interest of $166 through March 30, 2004, is now due on April 26, 2007.  The Company capitalized an additional $76 of interest for the quarter ending June 30, 2004.  The notes are guaranteed by all of the Company’s subsidiaries.

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

On March 30, 2004 the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes. In addition, the amended Notes included an extension of the due date for the balance of initial installment payments of $2,344 to January 3, 2005. Accordingly, these balances were reclassified to long-term debt as of December 31, 2003 thus improving our working capital position.  The principal amounts of the amended Notes were increased to include capitalized interest of $166 through March 30, 2004. The Company capitalized an additional $76 of interest for the quarter ending June 30, 2004.

The Company was not in compliance with the amended EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending April 30, May 31, and June 30, 2004.  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  On August 23, 2004, the Company executed amended agreements with revised EBITDA and capital expenditure covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes.  Without the waivers and amended agreements dated August 23, 2004, the Company would not have been in compliance with the revised EBITDA and capital expenditure covenants for the Loan Agreement and the Notes at July 31, 2004.  With the waivers and amended agreements dated August 23, 2004, the Company was in compliance with all covenants.

The Company accounted for the warrants and notes payable in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”).  Deutsche Bank and Essar have been issued initial and subsequent warrants to purchase 527,661,932 shares of common stock.  APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital.  Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes.  The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar.  Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day.  As a result, the Company valued the initial warrants at $4,446.  This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. As a result of making $10,000 in principal payments on the Notes during the first quarter of 2004, the Company recognized $1,460 in accelerated amortization of the discount on notes payable during the period.  On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant.  The total amount of consideration given was $2,644.  The additional funds were used to reduce outstanding debt under the new line of credit and make additional capital investments.

The November 5, 2003 deal expenses of $553 were treated as debt issuance costs in accordance with APB No. 21, “Interest on Receivables and Payables” and are being amortized over the life of the notes.  All other expenses associated with the deal were expensed and recorded in selling, general and administrative expenses.

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

5.              EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and convertible preferred stock.  Options, warrants, convertible debt and convertible preferred stock were not included in the computation of diluted loss per share for the three months and six months ended June 30, 2004 and 2003, because the effect of their inclusion would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Basic and Diluted (in thousands)
Weighted average common shares issued	122,081	52,647	103,781	52,647
Weighted average treasury shares	(476)	(476)	(476)	(476)

Shares used in loss per share calculation	121,605	52,171	103,305	52,171

Antidilutive securities excluded from the computation of diluted loss per share for the periods indicated are as follows:

Shares issuable under option agreements	—	6,155	—	6,155
Shares issuable under warrant agreements	527,662	2,756	527,662	2,756
Shares issuable upon conversion of preferred stock	—	77,117	—	77,117
Shares issuable upon conversion of convertible debt	—	8,203	—	8,203

6.              RESTRUCTURING CHARGES

During the quarter ended March 31 2004, the Company approved a plan to restructure the management team.  The restructuring plan was designed to bring the Company’s infrastructure in-line with the current volume and business environment.  Related to these actions, the Company recorded $686 in severance costs during the first quarter of 2004 and an additional $325 in severance costs during the quarter ending June 30, 2004.

During the quarter ended June 30, 2004, the Company recorded $3,303 in severance and impairment charges as part of a plan to close four client service centers.  The impairment charge of $3,250 was recorded for the amount by which the carrying amount of the property and equipment at these client service centers exceeded fair value.  Severance associated with the closing of the service centers in the amount of $53 was accrued and $37 paid during the quarter as a result of the restructuring plan.  The Company anticipates recording additional restructuring charges associated with the closing of the client service centers in the quarter ending September 30, 2004. The Company has entered into agreements with third parties to sell certain assets associated with the closed client service centers for $210.  These assets have been have been classified as held-for-sale in the accompanying consolidated balance sheet.

Restructuring activity during the three months ended June 30, 2004 is summarized as follows:

	Accrual at March 31, 2004	Restructuring Charge	Severance	Cash Payments	Non-Cash Items expensed Immediately	Accrual at June 30, 2004
March 2004 management restructuring	$686	$—	$325	$190	$—	$821
June 2004 site closures	—	3,250	53	37	3,250	16
	$686	$3,250	$378	$227	$3,250	$837

At June 30, 2004, the remaining accrual of $837 is related to severance agreements associated with the restructuring of the management team and the closing of call centers for the quarter ending June 30, 2004.  This amount is included in accrued compensation expense in the accompanying consolidated balance sheet at June 30, 2004.

7.              LONG-TERM DEBT

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28,231 from the Company.  These notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%.  Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes.  On January 28, 2004, $8,000 of the first required installment of $12,344 was paid.  On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 dollars to Deutsche Bank and Essar.  The remaining $2,344 was amended on March 30, 2004 and extended to January 3, 2005.  The second installment of $16,054, which includes capitalized interest of $166 through March 30, 2004, is due on April 26, 2007.  The Company capitalized an additional $76 of interest for the quarter ending June 30, 2004.  The notes are guaranteed by all of the Company’s subsidiaries.

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

The Company was not in compliance with the amended EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending April 30, May 31, and June 30, 2004.  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  On August 23, 2004, the Company executed amended agreements with revised EBITDA and capital expenditure covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes.  Without the waivers and amended agreements dated August 23, 2004, the Company would not have been in compliance with the revised EBITDA and capital expenditure covenants for the Loan Agreement and the Notes at July 31, 2004.  With the waivers and amended agreements dated August 23, 2004, the Company was in compliance with all covenants.

8.              COMMITMENTS AND CONTINGENCIES

The Company has agreements with certain telephone long distance carriers, which currently range from 14 months to 39 months, and which provide for annual minimum usage requirements.  During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,160 over a 36-month period.  During the fourth quarter of 2002, the Company reached an agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.  The Company has met the minimum usage requirements of both agreements as of June 30, 2004.

On June 30, 2004, the Company had two outstanding irrevocable letters of credit with a total amount of $2,663.  These letters expire between February 6, 2005 and July 13, 2005.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.

On July 18, 2003, two Company public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors.  The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to the public stockholders of the Company and that the defendants breached their fiduciary duties to the Company’s public stockholders in connection with the then-proposed acquisition.  The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe.  The two separate complaints were consolidated into one lawsuit in late 2003.  At this time, it is not possible to predict accurately the outcome of these lawsuits as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation.  We continue to contest these lawsuits vigorously.

Additionally, on November 12, 2003, AllServe and its wholly owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware.  Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed.  The complaint also seeks to specifically enforce our merger agreement with AllServe.  Alternatively, the complaint seeks payment of the $1,100 break-up fee as well as other monetary damages that, according to AllServe, exceed $50,000.  We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments.  The $1,100 was accrued at December 31, 2003 to a reserve for the benefit of the subordinated debt holders.  Payment to the subdebt holders is contingent upon the outcome of the AllServe litigation.  If certain fees are paid to AllServe, this will reduce the amount paid to the subordinated debt holders up to $1,100.  At this time, it is not possible to accurately predict the outcome of this lawsuit.  We continue to contest this lawsuit vigorously.

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

9.              INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes.  In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2022.  The Company has not provided an income tax benefit for the operating losses incurred during 2003 or the first and second quarters of 2004, as such benefit would exceed the projected realizable deferred tax asset.

10.       SUBSEQUENT EVENTS

On July 13, 2004, in connection with the transaction on November 5, 2003, the Company received an additional equity investment from Essar through the exercise of warrants to purchase up to 40 percent of the common stock on a fully diluted basis, at a warrant exercise price of $0.01 per share.  Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant.  The total amount of consideration given was $2,644.  The additional funds were used to reduce outstanding debt under the line of credit and make additional capital investments.

On June 30, 2004, the Company announced that AT&T was suspending its outbound acquisition activities as of August 1, 2004.  These revenues accounted for approximately 20% of the Company’s revenues for the first six months of 2004. As a result of this announcement and an overall decline in revenues, the Company has taken a restructuring charge associated with the closing of four client service centers in the amount of $3,303 in the second quarter of 2004.

On August 20, 2004, in connection with the transaction on November 5, 2003, the Company received an additional equity investment from Deutsche Bank through the exercise of warrants to purchase up to 40 percent of the common stock on a fully diluted basis, at a warrant exercise price of $0.01 per share.  Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant.  The total amount of consideration given was $2,633.  The additional funds were used to reduce outstanding debt under the line of credit and make additional capital investments.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	100%	100.0%	100%	100.0%

Operating costs:
Cost of services	73.9%	69.9%	72.7%	70.6%
Selling, general and administrative expenses	33.7%	26.2%	32.0%	26.1%
Depreciation and amortization	9.0%	8.1%	8.7%	7.9%
Restructuring charges	13.8%	—	7.7%	—
Total operating expenses	130.4%	104.2%	121.1%	104.6%
Operating loss	-30.4%	-4.2%	-21.1%	-4.6%
Interest expense, net	0.6%	1.8%	0.7%	1.2%
Non-cash interest expense	1.1%	1.2%	3.7%	1.1%
Loss before income taxes	-32.1%	-7.2%	-25.5%	-6.9%
Income tax expense	—	—	—	—
Net loss	-32.1%	-7.2%	-25.5%	-6.9%
Preferred stock dividends	—	6.3%	—	5.9%
Net loss applicable to common shareholders	-32.1%	-13.5%	-25.5%	-12.8%

We experienced a net loss applicable to common shareholders of $8.4 million, or 32.1% of revenues, for the quarter ended June 30, 2004.  During the prior year comparable quarter, we incurred a net loss applicable to common shareholders of approximately $5.0 million, or 13.5% of revenues.  For the six months ended June 30, 2004, we incurred a net loss applicable to common shareholders of $14.3 million as compared to $9.9 million for the six months ended June 30, 2003.  The increase in net loss for the period ended June 30, 2004 versus the period ended June 30, 2003 is due to the decline in revenues experienced during the period, charges recorded in association with the restructuring of the Company’s management team, the impairment of long-lived assets related to the closing of four client service centers and the increase in non-cash interest expense due to the additional amortization of the discount on notes payable.

Revenues.  Revenues generated during the quarter ended June 30, 2004 decreased to $26.3 million from $36.6 million during the second quarter of 2003, a decrease of 28.2%.  For the six months ended June 30, 2004, revenues were $55.9 million, 27.5% lower than the $77.0 million of revenues generated by the Company in the prior year comparable period.  The decline in revenues for the three and six months ended June 30, 2004 versus the prior year same period is primarily the result of an inbound contract with a cable services provider that expired in the fourth quarter of 2003 and was not renewed by the client as they made a decision to consolidate their customer service into available in-house capacity.  The impact on our revenues accounted for approximately 49% of our total decrease quarter over quarter and 55% of our total decrease for the six months ended June 30.  Additionally, one of our telecommunications clients (who is one of our two largest clients) reduced transaction volumes and a client in the membership services industry ramped down a campaign in the first quarter of 2004.

Revenue Mix.  Together, inbound customer relationship management (“CRM”) and non-voice & other revenues represented 67.7% of our revenues in the second quarter of 2004 versus 75.0% in the second quarter of 2003.  Outbound CRM revenues accounted for 32.3% of total revenues for the three months ended June 30, 2004 as compared to 25.0% in the comparable prior year period.  The increase in outbound CRM revenues for the first and second quarters of 2004 is due to additional volume for an existing client program.  For the three and six months ended June 30, 2004 and 2003, the mix of revenues was as follows:

	Three months ended June 30,				Six months ended June 30,
	2004	%	2003	%	2004	%	2003	%
Inbound CRM	$15.2	57.8%	$23.5	64.2%	$32.1	57.4%	$51.0	66.2%
Outbound CRM	8.5	32.3%	9.1	25.0%	18.3	32.7%	17.6	22.9%
Non-Voice & Other	2.6	9.9%	4.0	10.8%	5.5	9.9%	8.4	10.9%
Total revenues	$26.3	100.0%	$36.6	100.0%	$55.9	100.0%	$77.0	100.0%

Revenue Concentration.  We are dependent on several large clients for a significant portion of our revenues.  The loss of one or more of these clients, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business.  For the three months ended June 30, 2004, our two largest clients accounted for 46.4% of our total revenues as compared to 38.8% for the prior year comparable period.  For the six months ended June 30, 2004 and June 30, 2003 these same customers accounted for 46.8% and 37.7% of our revenues, respectively.  Individual revenue concentrations for these four customers is shown below:

		Three months ended June 30,				Six months ended June 30,
Client	Industry Segment	2004	%	2003	%	2004	%	2003	%
Client A	Telecommunications	$8.5	32.2%	$9.1	25.0%	$18.4	33.0%	$17.8	23.1%
Client B	Telecommunications	3.7	14.2%	5.1	13.8%	7.7	13.8%	11.3	14.6%
		$12.2	46.4%	$14.2	38.8%	$26.1	46.8%	$29.1	37.7%

Our revenues are also concentrated within the telecommunications industry segment.  In total, for the three months ended June 30, 2004, approximately 57.2% of our revenues were derived from customers in the telecommunications market, an industry that was under significant economic pressures throughout 2003 and continues to be in 2004.  This concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.  At June 30, 2004, $9.2 million, or 51.5% of our net trade accounts receivable balance was concentrated in the telecommunications industry, as compared to $10.0 million, or 41.30% at December 31, 2003.

Aegis seeks to secure recurring revenues from long-term relationships with progressive companies that utilize customer contact strategies as integral, ongoing elements in their CRM programs.  In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client’s CRM needs, we also continue to perform project-based services for certain clients.  Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones. On June 30, 2004, the Company announced that AT&T was suspending its outbound acquisition activities as of August 1, 2004.  These revenues accounted for approximately 20% of the Company’s revenues for the first six months of 2004.

Cost of Services.  Costs of services vary substantially with changes in revenue.  For the quarter ended June 30, 2004, cost of services decreased by approximately $6.2 million, to $19.4 million versus the quarter ended June 30, 2003.  Cost of services as a percentage of services for the quarter ended June 30, 2004 increased to 73.9%, from 69.9% for the prior year comparable period.  For the six months ended June 30, 2004, cost of services decreased $13.7 million to $40.6 million compared to the first six months of 2003.  As a percentage of sales, cost of services rose over the same period, from 70.6% to 72.7%.  The total decrease in cost of sales experienced during the three and six months ended June 30,2004 is due to the reduction in revenue for the comparable period.

Selling, General and Administrative.  Selling, general and administrative expenses, which include certain payroll costs, employee benefits, rent expense and maintenance charges, among other expenses, were reduced to $8.8 million in the quarter ended June 30, 2004 versus $9.6 million the prior year quarter.  As a percentage of revenue, selling, general and administrative expenses for the quarter ended June 30, 2004 were 33.7% as compared to 26.2% for the prior year period.  For the six months ended June 30, 2004, selling, general and administrative expenses were $17.8 million or 32.0% of revenues versus $20.1 million or 26.1% of revenues for the six months ended June 30, 2003.  The reduction in selling, general and administrative expenses over the three and six months ended June 30, 2004 is primarily attributable to the elimination of overhead costs due to the reduction of headcount as well as improved management of our self-insured workers compensation plan during the same period.    The increase as a percentage of revenue is primarily due to the decrease in revenue period over period.

Restructuring Charges.  During the quarter ended March 31 2004, the Company approved a plan to restructure the management team.  The restructuring plan was designed to bring the Company’s infrastructure in-line with the current volume and business environment.  Related to these actions, the Company recorded $686 in severance costs during the first quarter of 2004 and an additional $325 in severance costs during the quarter ending June 30, 2004.

During the quarter ended June 30, 2004, the Company recorded $3,303 in severance and impairment charges as part of a plan to close four client service centers.  The impairment charge of $3,250 was recorded for the amount by which the carrying amount of the property and equipment at these client service centers exceeded fair value.  The Company plans to sell certain of the equipment to a third party for $210.  These assets have been have been classified as held-for-sale in the accompanying consolidated balance sheet.   Severance associated with the closing of the service centers in the amount of $53 was accrued and $37 paid during the quarter as a result of the restructuring plan.  The Company anticipates recording additional restructuring charges associated with the closing of the client service centers in the quarter ending September 30, 2004.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $0.6 million, in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.  As a percentage of revenue, depreciation and amortization expenses were 9.0% in the quarter ended June 30, 2004 versus 8.1% in the quarter ended June 30, 2003, primarily due to the decrease in revenue.  For the six months ended June 30, 2004 and June 30, 2003 depreciation and amortization expenses were $4.9 million or 8.7% of revenues and $6.1 million or 7.9% of revenues, respectively.  The reduction in depreciation expense is due to the effects of reduced capital spending coupled with more mature assets becoming fully depreciated.

Interest Expense, net.  Net interest expense decreased to $0.2 million in the second quarter of 2004 versus $0.7 million for the three-months ended June 30, 2003.  Net interest expense for the six months ended June 30, 2004 decreased 57.0% to $0.4 million as compared to the six months ended June 30, 2003.  The decrease in net interest expense for the three and six months ended June 30, 2004 is primarily due to the refinancing costs associated with the renegotiating of the Company’s old line of credit in 2003.   The Company obtained a new line of credit in January 2004.  The outstanding balance on the line of credit at June 30, 2004 was $4.4 million as compared to a balance of $8.5 million on the old line of credit at June 30, 2003.

Non-cash Interest Expense.  Non-cash interest expense decreased to $0.3 million in the quarter ended June 30, 2004, from $0.4 million in the quarter ended June 30, 2003.  For the six months ended June 30,2004 and 2003, non-cash interest expense was $2.1 and $0.9 million, respectively.  Non-cash interest for the three and six months ended June 30, 2004, represents interest expense incurred on the Deutsche Bank and Essar notes and the $2.0 million in amortization of the discount on notes payable.  On both of the notes, the unpaid interest is added to the principal of the balance of the notes quarterly.  For the three and six months ended June 30, 2003, non-cash interest expense represents interest expense incurred on two subordinated notes.  In accordance with the terms of the November 5, 2003, agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes).

Income Tax Provision.  We have historically generated net operating losses for income tax purposes.  In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward.  These future tax benefits expire through 2022.  We have not provided an income tax benefit for the operating losses incurred for the quarters ended March 31, and June 30, 2004, as such benefit would exceed the projected realizable deferred tax asset.

Preferred Dividends.   Preferred dividends decreased to zero for the quarter ended June 30, 2004 from $2.3 million in the comparable prior year period.  For the six months ended June 30, 2004 and 2003, preferred dividends were zero and $4.6 million, respectively.  In connection with the November 5, 2003 Deutsche Bank/Essar transaction, the holders of all classes of the Preferred Stock waived their rights to dividends.

FINANCIAL CONDITION

Liquidity and capital resources.  The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Six months ended June 30, (Dollars in millions)
	2004	2003
Net cash provided by (used in) used in operating activities	$1.8	$(2.6)
Net cash provided by (used in) investing activities	2.8	(0.9)
Net cash (used in) provided by financing activities	(6.2)	2.0
Net cash used in discontinued operations	(0.0)	(0.1)
Net decrease in cash and cash equivalents	$(1.6)	$(1.6)

We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs.  On January 26, 2004, we entered into the Loan Agreement with Foothill that will allow the company to borrow up to $25.0 million.  The maximum amount available under the Loan Agreement is determined by the lesser of i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of a bank product reserve, a payroll reserve, the AllServe reserve and an aggregate amount of reserves established by Foothill.  The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of our assets.  Our ability to meet financial obligations and make planned capital expenditures will depend on our future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control, and our ability to remain in compliance with the restrictive covenants under the Loan Agreement. There can be no assurance that we will be able to successfully execute our business plan for 2004, remain in compliance with restrictive covenants under the Loan Agreement, or obtain additional financing.  As of June 30, 2004, the outstanding loan balance was $4.4 million.

Cash and cash equivalents (excluding restricted cash) were $0.06 million at June 30, 2004 and $1.7 million at December 31, 2003.  Working capital totaled a deficit of $3.2 million and a surplus of $5.7 million at the end of the same periods.  The change in working capital is primarily attributable to the decrease in accounts receivable and the decrease in restricted cash.  Restricted cash at December 31, 2003, was composed of two cash collateralized outstanding irrevocable letters of credit.  These letters totaled approximately $4.6 million in value and were maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.  The Company has subsequently replaced all but $0.4 million of the letters under the new Loan Agreement.  Cash at December 31, 2003 was used to pay down the notes payable owed to Deutsche Bank and Essar.

Cash provided by operating activities from continuing operations was approximately $1.8 million for the six months ended June 30, 2004, as compared to cash used of $2.6 million for the same period in 2003.  The increase in cash provided by operating activities is primarily attributable to a decrease in accounts receivable as a result of a decrease in revenue for the period ending June 30, 2004 versus the period ending June 30, 2003.  The Company also experienced an increase in non-cash interest of $1.2 million for the comparable period associated with the accelerated amortization of the discount on notes payable to Deutsche Bank and Essar.

Cash provided by investing activities from continuing operations during the first six months of 2004 was $2.8 million, as compared to cash used of $0.9 million during the comparable prior year period.  The change year over year is primarily due to a decrease in restricted cash during the first six months of 2004, as a result of the replacement of letters of credit under the new Foothill Loan Agreement partially offset by capital expenditures.  Capital expenditures for the first six months of 2004 were $1.5 million as compared to $0.9 million in the same period of 2003.

Cash used by financing activities during the period ended June 30, 2004 totaled $6.2 million and consisted of net borrowings of approximately $4.4 million in net borrowings from the Loan Agreement, payments of $10.0 million on notes payable and payments of $0.6 million made on capital lease obligations.  Cash provided by financing activities during the six months ended June 30, 2003 totaled $2.0 million, and consisted of net borrowings of approximately $2.6 million from our revolving line of credit, and payments of $0.6 million made on capital lease obligations.

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

The Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Loan Agreement and the Amended and Restated Secured Promissory Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10.088 million and $10.144 million, respectively (the “Notes”).  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  Additionally, while the Company made payments of $10.0 million of the required $12.344 million due in 2004, a portion of the amounts coming due were not paid as prescribed, thus resulting in a default under the Notes and the Loan Agreement.  On March 30, 2004, the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes.

The Company was not in compliance with the amended EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending April 30, May 31, and June 30, 2004.  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  On August 23, 2004, the Company executed amended agreements with revised EBITDA and capital expenditure covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes.  Without the waivers and amended agreements dated August 23, 2004, the Company would not have been in compliance with the revised EBITDA and capital expenditure covenants for the Loan Agreement and the Notes at July 31, 2004.  With the waivers and amended agreements dated August 23, 2004, the Company was in compliance with all covenants.

Contractual obligations and commitments.  The following table sets forth certain information concerning our contractual obligations and commercial commitments at June 30, 2004, and outlines our expected future payments to be made under such obligations and commitments:

	Payments due by period (Dollars in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$22.8	$2.3	$20.5	—	—
Capital Lease Obligations	1.3	0.7	0.5	0.1	—
Operating Lease Obligations	17.2	4.3	7.1	4.5	1.3
Purchase Obligations	24.9	8.1	14.9	1.9	—
Total	$66.2	$15.4	$43.0	$6.5	$1.3

We have agreements with certain telephone long distance carriers which currently range from 14 months to 39 months, and which provide for annual minimum usage requirements.  During the second quarter of 2002, we completed negotiations with one of our carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which we are committed to usage of $2.2 million over a 36-month period.  During the fourth quarter of 2002, we reached agreement with our largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment retroactively effective October 1, 2000, under which we are committed to usage of $7.4 million annually for seven years.  The Company has met the minimum usage requirements of both agreements as of June 30, 2004.

On June 30, 2004, the Company had two outstanding irrevocable letters of credit totaling  $2.7 million.  These letters expire between February 6, 2005 and July 13, 2005.  The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.

On July 18, 2003, two of our public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors.  The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to our public stockholders and that the defendants breached their fiduciary duties to our public stockholders in connection with the then-proposed acquisition.  The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe.  At this time, it is not possible to predict accurately the outcome of these lawsuits as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation.  We continue to contest these lawsuits vigorously.

Additionally, on November 12, 2003, AllServe and its wholly owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware.  Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed.  The complaint also seeks to specifically enforce our merger agreement with AllServe.  Alternatively, the complaint seeks payment of the $1.1 million break-up fee as well as other monetary damages that, according to AllServe, exceed $50 million.  We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments.  The $1.1 million was accrued at December 31, 2003 to a reserve for the benefit of the subordinated debt holders.  Payment to the subdebt holders is contingent upon the outcome of the AllServe litigation.  If certain fees are paid to AllServe, this will reduce the amount paid to the subordinated debt holders up to $1.1 million.  At this time, it is not possible to accurately predict the outcome of this lawsuit.  We continue to contest this lawsuit vigorously.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the six months ended June 30, 2004, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant.  The total amount of consideration given was $2.6 million.  The additional funds were used to reduce outstanding debt and make additional capital investments.

On August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2.6 million.  The additional funds were used to reduce outstanding debt and make additional capital investments.

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

3.3

Certificate of Amendment No. 2 to the Certificate of Incorporation (Incorporated by reference to Exhibit A to the registrant’s Schedule 14(c) Definitive Information Statement, filed with the SEC on March 26, 2004)

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

4.9

Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG-London acting through DB Advisors, LLC as investment advisor, dated April 21, 2004 (Incorporated by reference to Exhibit 4.9 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

4.10

Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated April 21, 2004 (Incorporated by reference to Exhibit 4.9 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

4.11

Certificate of Amendment to the Series F Preferred Stock Certificate of Designation (Incorporated by reference to Exhibit B to the registrant’s Schedule 14(c) Definitive Information Statement, filed with the SEC on March 26, 2004).

10.1

Amendment Number 3 to and Waiver and Consent Under Loan and Security Agreement, dated as of August 23, 2004, among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent (Filed herewith).

10.2	Waiver Under Amended and Restated Secured Promissory Notes, dated as of August 23, 2004, between Aegis Communications Group, Inc., Deutsche Bank AG-London and Essar Global Limited (Filed herewith).

10.3

Third Amended and Restated Secured Promissory Note, dated August 23, 2004, in the original principal amount of $9,236,358 payable to Deutsche Bank AG-London Acting Through DB Advisors, LLC (Filed herewith).

10.4	Third Amended and Restated Secured Promissory Note, dated August 23, 2004, in the original principal amount of $9,293,843 payable to Essar Global Limited (Filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)

(B)	Reports on Form 8-K

On April 5, 2004, the Company furnished Current Reports on Form 8-K containing information pursuant to Item 12 (“Results of Operations and Financial Condition”) dated April 2, 2004, announcing its financial results for the quarter and year ended December 31, 2004.

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

On May 26, 2004, the Company furnished Current Reports on Form 8-K containing information pursuant to Item 12 (“Results of Operations and Financial Condition”) dated May 24, 2004, announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: August 24, 2004	By:	/s/ John Scot Brunke
President & Chief Financial Officer and
Person Performing the Functions of Chief Executive Officer