Form 10-Q
period 2004-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 2004-12-02
CIK 778426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number: 0-14315

AEGIS COMMUNICATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2050538
(State of Incorporation)	(I.R.S. Employer Identification No.)

8001 Bent Branch Drive, Irving, Texas 75063
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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on November 30, 2004
COMMON STOCK $.01 PAR VALUE	659,577,422

AEGIS COMMUNICATIONS GROUP, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Balance Sheets September 30, 2004 (unaudited) and December 31, 2003

Unaudited Consolidated Statements of Operations Three and Nine Months Ended September 30, 2004 and September 30, 2003

Unaudited Consolidated Statements of Cash Flows Nine Months Ended September 30, 2004 and September 30, 2003

Notes to Unaudited Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.                                       FINANCIAL STATEMENTS

Aegis Communications Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$399	$1,703
Restricted cash	9	4,629
Accounts receivable - trade, less allowance for doubtful accounts of $261 and $541, respectively	12,513	23,615
Prepaid expenses and other current assets	1,167	1,379
Assets held-for-sale	85	—
Total current assets	14,173	31,326
Property and equipment, net of accumulated depreciation of $76,880 and $78,046 respectively	10,020	18,297
Deferred financing costs, net of accumulated amortization of $3,184 and $3,067, respectively	1,031	407
Other assets	405	264
	$25,629	$50,294

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Liabilities & Shareholders’ Deficit
Current liabilities:
Current portion of capital leases	$429	$1,140
Accounts payable	4,334	4,427
Accrued compensation expense and related liabilities	2,342	4,637
Accrued interest expense	28	89
Accrued worker's compensation	2,076	2,104
Other current liabilities	7,489	7,872
Current maturity of notes payable, net of discount of $271 and $892, respectively	2,073	5,108
Net current liabilities of discontinued operations	204	248
Total current liabilities	18,975	25,625

Long term notes payable, net of discount of $1,875 and $3,307, respectively	14,352	18,924
Capital lease obligations, net of current portions	570	832
Total liabilities	33,897	45,381
Commitments and contingencies
Redeemable convertible preferred stock
0 and 23,375, 9.626% cumulative Series F shares issued and outstanding in 2004 and 2003, respectively	—	31,362
Shareholders’ deficit:
Preferred stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 660,053,022 and 85,480,587 shares issued and outstanding in 2004 and 2003	6,601	855
Additional paid-in capital	136,983	106,091
Treasury shares, at cost, 475,600 held in 2004 and 2003	(1,199)	(1,199)
Accumulated deficit	(150,653)	(132,196)
Total shareholders’ deficit	(8,268)	(26,449)
	$25,629	$50,294

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Unaudited Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$20,426	$32,693	$76,291	$109,698

Operating costs:
Cost of services	15,268	23,215	55,895	77,560
Selling, general and administrative expenses	6,842	9,978	24,716	30,100
Depreciation and amortization	1,847	2,737	6,731	8,804
Restructuring charges	255	—	4,570	—
Total operating expenses	24,212	35,930	91,912	116,464
Operating loss	(3,786)	(3,237)	(15,621)	(6,766)
Interest expense, net	131	878	532	1,810
Non-cash interest expense	246	456	2,304	1,313
Loss from continuing operations before income taxes	(4,163)	(4,571)	(18,457)	(9,889)
Income tax expense	—	238	—	238
Net loss from continuing operations	(4,163)	(4,809)	(18,457)	(10,127)

Discontinued operations:
Estimated loss on disposal of business component, net of taxes	—	(127)	—	(127)
Net loss from discontinued operations	(4,163)	(4,936)	(18,457)	(10,254)

Preferred stock dividends	—	2,428	—	6,988
Net loss applicable to common shareholders	(4,163)	(7,364)	(18,457)	(17,242)

Basic and diluted loss per common share:	$(0.01)	$(0.14)	$(0.09)	$(0.33)

Weighted average shares of common stock outstanding:
Basic	381,471	52,171	196,704	52,171
Diluted	381,471	52,171	196,704	52,171

The accompanying notes are an integral part of these financial statements.

Aegis Communications Group, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net Loss	$(18,457)	$(10,254)
Less: Loss on disposal of business segment	—	127
Loss from continuing operations	(18,457)	(10,127)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Non-cash restructuring charges	3,250	—
Depreciation and amortization	6,731	8,804
Non-cash interest expense	2,304	1,313
Gain on disposal of fixed assets	(26)	—
Changes in operating assets and liabilities:
Accounts receivable	11,102	(5,779)
Prepaid and other current assets	213	65
Other assets	(1,096)	(179)
Accounts payable and other accrued liabilities	(2,360)	484
Other current liabilities	(412)	(571)
Net cash provided by (used in) operating activities from continuing operations	1,249	(5,990)
INVESTING ACTIVITIES
Capital expenditures	(1,505)	(758)
Proceeds from sale of fixed assets	72	—
Net decrease in Restricted cash	4,620	—
Net cash provided by (used in) investing activities from continuing operations	3,187	(758)
FINANCING ACTIVITIES
Payments on revolving line of credit	(89,713)	(33,500)
Proceeds from revolving line of credit	89,713	40,300
Payments on note payables	(10,000)	—
Payments on capital lease obligations	(973)	(923)
Proceeds from conversion of warrants to common stock	5,277	—
Net cash (used in) provided by financing activities from continuing operations	(5,696)	5,877
Net cash used in continuing operations	(1,260)	(871)
Net cash used in discontinued operations	(44)	(426)
Net decrease in cash and cash equivalents	(1,304)	(1,297)
Cash and cash equivalents at beginning of period	1,703	1,584
Cash and cash equivalents at end of period	$399	$287

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$—	$6,977
Conversion of Series F preferred stock into common stock	$31,362	$—
Supplemental information for cash paid during the period for:
Interest	$428	$814
Taxes	$109	$348

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

2.                                      PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued 29,778 shares as of September 30, 2004 and December 31, 2003, through its Series B Preferred Stock.

Series B Preferred Stock

At September 30, 2004 and December 31, 2003, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding.  Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay cumulative cash dividends at the annual rate of $0.36 per share.  The Series B Preferred Stock has a liquidation preference of $3.60 per share.  Accrued dividends payable were $188 at September 30, 2004 and December 31, 2003.  Accrued dividends are classified as other accrued liabilities on the accompanying consolidated balance sheets.

Series D & E Preferred Stock

At September 30, 2003, 144,493 shares of Series D Preferred Stock ($0.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares were convertible into Company Common Stock at $2.00 per share.  At September 30, 2003, 82,281 shares of Series E Preferred Stock ($0.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding.  Such shares were convertible into Company Common Stock at $2.375 per share.  Both series earned cumulative dividends (payable in kind in additional shares of the respective series of preferred stock) at the annual rate of 15%.  In connection with the Deutsche Bank/Essar transaction on November 5, 2003(See Note 3 “Deutsche Bank/Essar Transaction”), all of the outstanding shares of Series D and E Preferred Stock were cancelled, and no shares of Series D and E Preferred Stock were outstanding at September 30, 2004 or December 31, 2003.

Series F Preferred Stock

At December 31, 2003, 23,375 shares of Series F Preferred Stock were issued and outstanding.  Holders of Series F Preferred Stock waived their rights to dividends in the November 5, 2003 Deutsche Bank/Essar transaction.  The Series F Preferred Stock was convertible into shares of Common Stock based on one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock.  In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which each share of Series F Preferred may be converted, from 34,527,594 to 46,910,503.  These amendments took effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated there under.  This mailing took place on April 1, 2004, and the amendments became effective immediately upon expiration of the twenty-day waiting period.  On April 21, 2004, the remaining 23,375 shares of Series F Preferred Stock were converted into 46,910,503 shares of Common Stock.  The transaction was recorded on the accompanying consolidated balance sheet as an increase to common stock and paid-in-capital and a decrease in redeemable convertible preferred stock

In the comparable prior year period, accrued dividends totaling $2,365 on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $4,612 on the Series F Preferred shares were added to the investment value of such shares.

3.                                      DEUTSCHE BANK/ESSAR TRANSACTION

On November 5, 2003, the Company terminated its pending agreement to be acquired by AllServe Systems, PLC (“AllServe”), in accordance with the terms and conditions of the merger agreement and signed definitive documents to effect, and did effect, an investment in the Company by Deutsche Bank AG—London (“Deutsche Bank”) and Essar Global Limited (“Essar”), part of the Essar Group, a diversified industrial group out of India.  After consultation with its financial advisor SunTrust Robinson Humphrey, and taking into account all legal, financial, regulatory and other aspects of the unsolicited written acquisition proposal from Deutsche Bank and Essar, the Company’s Board of Directors accepted the proposal.  It was decided that the Deutsche Bank/Essar transaction was a superior proposal that would result in a more favorable outcome for the Company’s stockholders and debt holders, from a financial point of view, than the transaction with AllServe; and that its fiduciary duties required them to accept the Deutsche Bank/Essar transaction.  The Deutsche Bank/Essar transaction resulted in the Company remaining a publicly traded company with at least 20 percent of the company’s equity remaining in the hands of the Company’s then existing stockholders and at least approximately four percent of the equity of the newly capitalized Company remaining in the hands of the Company’s current unaffiliated common stockholders.

The transaction resulted in Deutsche Bank and Essar providing approximately equal portions of a $28,231 investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock on a fully-diluted basis, taking into account the completed or pending, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction. As of November 5, 2003, Deutsche Bank and Essar together had warrants to purchase approximately 34 percent of the Company’s Common Stock on a fully diluted basis. Following the amendment of the Company’s certificate of incorporation to increase the Company’s number of authorized shares, Deutsche Bank and Essar together received warrants on April 21, 2004, to purchase approximately an additional 46 percent of the Company’s Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003. The Deutsche Bank/Essar notes provided for a total of 527,661,932 warrants. The warrants had an exercise price of $0.01 per warrant and expired on November 5, 2010. The warrants were valued with the Black-Scholes formula and treated as a discount on notes payable. The discount of $4,446 was being amortized over the life of the notes.  On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant.  The total amount of consideration given was $2,644.  The funds were used to reduce outstanding debt and make capital investments.   Additionally, on August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,633.  The funds were used to reduce outstanding debt and make capital investments.

In accordance with the terms of its then-existing senior and subordinated loans, as well as the terms of its agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of the November 5, 2003 transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes). In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the November 5, 2003 transaction included collateralizing the letters of credit that remained outstanding under the Company’s former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company’s Series B Preferred Stock and for the possible payment of all or a portion of a $1,100 break-up fee that may be owed to AllServe in connection with the termination of the Company’s agreement to be acquired by AllServe. If the $1,100 break-up fee is not owed to AllServe, it will be owed to the subordinated debt holders. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1,100. The Company reserved this fee as part of the gain on early extinguishment of debt for the year ending December 31, 2003. The Company was also responsible, under the terms of the November 5, 2003 agreement, for the costs of the transaction including the expenses of Deutsche Bank and Essar, and paid these costs and expenses after the completion of the transactions.

The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction in the aggregated principal amount of $28,231 have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum.  Interest under the notes is payable quarterly in cash or the Company may, at its option cause such interest to be capitalized and added to the principal amount of the notes.  The principal amount of each note is payable in two installments.  The first installment of $12,344 was due on the earlier of February 5, 2004 or the date on which the Company had availability under a new credit facility.  On January 28, 2004, $8,000 of the first required installment of $12,344 was paid as a result of entering into a new credit facility.  On that same date, the original promissory notes to Deutsche Bank and Essar (the “Notes”) were amended.  The principal amount of the amended notes in the aggregate was $20,231, with each note still payable in two installments.  The first installment of $4,344 was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company.  The second installment of $15,887 was due on April 26, 2007.  On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 to Deutsche Bank and Essar as a result of the cash collateralized letters of credit being replaced and the funds released to the Company.  The remaining $2,344 was extended to January 3, 2005, on March 30, 2004.  The second installment of $15,887 along with capitalized interest of $340 through September 30, 2004, is still due on April 26, 2007.  The notes are guaranteed by all of the Company’s subsidiaries.

During the first quarter of 2004, the Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization (“EBITDA”) that are common to the Wells Fargo Foothill (“Foothill”) Loan and Security Agreement (the “Loan Agreement”) and the Amended and Restated Secured Promissory Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10,087 and $10,144, respectively. As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. Additionally, while the Company made payments of $10,000 of the required $12,344 due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

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

The Company was not in compliance with the August 23, 2004 EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending September 30, 2004.  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  On November 22, 2004, the Company executed amended agreements with revised EBITDA covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes.  Without the waivers and amended agreements dated November 22, 2004, the Company would not have been in compliance with the EBITDA covenants for the Loan Agreement and the Notes at September 30, 2004.  With the waivers and amended agreements dated November 22, 2004, the Company was in compliance with all covenants.

The Company accounted for the warrants and notes payable in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”).  Deutsche Bank and Essar had been issued initial and subsequent warrants to purchase 527,661,932 shares of common stock.  APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital.  Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes.  The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar.  Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day.  As a result, the Company valued the initial warrants at $4,446.  This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. As a result of making $10,000 in principal payments on the Notes during the first quarter of 2004, the Company recognized $1,460 in accelerated amortization of the discount on notes payable during the period.  On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant.  The total amount of consideration given was $2,644.  These funds were used to reduce outstanding debt under the new line of credit and make capital investments.  On August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,633.  These funds were used to reduce outstanding debt and make capital investments.

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

5.                                      EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss applicable to common shareholders (that is, after preferred stock dividends) by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed giving effect to all dilutive potential common shares, including options, warrants, convertible debt, and convertible preferred stock.  Options, warrants, convertible debt and convertible preferred stock were not included in the computation of diluted loss per share for the three months and nine months ended September 30, 2003, because the effect of their inclusion would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Basic and Diluted (in thousands)
Weighted average common shares issued	381,947	52,647	197,180	52,647
Weighted average treasury shares	(476)	(476)	(476)	(476)

Shares used in loss per share calculation	381,471	52,171	196,704	52,171

Antidilutive securities excluded from the computation of diluted loss per share for the periods indicated are as follows:

Shares issuable under warrant agreements	—	2,756	—	2,756
Shares issuable upon conversion of preferred stock	60	79,214	60	79,214
Shares issuable upon conversion of convertible debt	—	8,460	—	8,460

6.                                      RESTRUCTURING CHARGES

During the quarter ended March 31 2004, the Company approved a plan to restructure the management team.  The restructuring plan was designed to bring the Company’s management structure in-line with the then current volume and business environment.  Related to these actions, the Company recorded $686 in severance costs during the first quarter of 2004 and an additional $325 in severance costs during the quarter ending June 30, 2004

During the quarter ended June 30, 2004, the Company evaluated its workstation infrastructure capacity available in its twelve existing client service centers relative to its existing level of business and determined it appropriate to reduce its inventory of workstations.  Accordingly, the Company recorded $3,303 in severance and impairment charges as part of a site closure plan which entailed the closing of four client service centers.  An impairment charge of $3,250 was recorded for the amount by which the carrying amount of the property and equipment at these client service centers exceeded fair value.  Severance associated with the closing of the service centers in the amount of $54 was accrued and $38 paid during the quarter ended June 30, 2004 as a result of the site closures. During the quarter ending September 30, 2004, the Company recorded an additional $255 in costs associated with the closing of the four client service centers.   The Company entered into agreements with third parties to sell certain assets associated with the closed client service centers. These assets have been classified as held-for-sale in the accompanying consolidated balance sheet and have a balance of $85 at September 30, 2004.

Restructuring activity during the three months ended September 30, 2004 is summarized as follows:

	Accrual at June 30, 2004	Restructuring Charge	Severance	Cash Payments	Non-Cash Items expensed Immediately	Accrual at Sept 30, 2004
March 2004 management restructuring	$821	$—	$—	$241	$—	$580
June 2004 site closures	16	177	78	271	—	—
	$837	$177	$78	$512	$—	$580

At September 30, 2004, the remaining accrual of $580 is related to severance agreements associated with the restructuring of the management team.  This amount is included in accrued compensation expense in the accompanying consolidated balance sheet at September 30, 2004.  In addition to the amounts accrued, ongoing lease payments of  $50 per month on one of the four centers are still due and payable until a settlement agreement can be reached with the landlord.  All obligations relative to the other three closed centers have been settled with no further obligation.

7.                                      LONG-TERM DEBT

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28,231 from the Company.  These notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%.  Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes.  On January 28, 2004, $8,000 of the first required installment of $12,344 was paid.  On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 dollars to Deutsche Bank and Essar.  The remaining $2,344 was amended on March 30, 2004 and extended to January 3, 2005.  The second installment of $15,887, along with capitalized interest of $340 through September30, 2004, is due on April 26, 2007.  The notes are guaranteed by all of the Company’s subsidiaries.

On January 26, 2004, the Company entered into the Loan Agreement with Foothill that will allow the Company to borrow up to $25,000, with a maturity date of January 26, 2007.  Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate.  The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures.  As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of the Company’s assets.

During the first quarter 2004, the Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Loan Agreement and the Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10,087 and $10,144.  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  Additionally, while the Company made payments of $10,000 of the required $12,344 due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

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

The Company was not in compliance with the August 23, 2004 EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending September 30, 2004.  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  On November 22, 2004, the Company executed amended agreements with revised EBITDA covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes.  Without the waivers and amended agreements dated November 22, 2004, the Company would not have been in compliance with the EBITDA covenants for the Loan Agreement and the Notes at September 30, 2004.  With the waivers and amended agreements dated November 22, 2004, the Company was in compliance with all covenants.

8.                                      COMMITMENTS AND CONTINGENCIES

The Company has agreements with certain telephone long distance carriers, which have original terms of three and seven years and currently have remaining terms of 11 months and 36 months, respectively.  The contracts provide for annual minimum usage requirements, whereby the Company is committed to usage of $2,160 over a 36-month period under one agreement and to usage of $7,400 annually under the other.    The Company has met the minimum usage requirements of both agreements for all measurement periods up to and including, the periods ending September 30, 2004.  The Company’s ability to continue to meet the minimum usage levels demanded by these contracts is dependent upon several factors the most significant of which is the level of business it is providing its clients.  Not achieving the minimum usage levels could negatively impact the Company’s financial performance as paying for the minimum usage but not actually utilizing such.  This would increase telecom costs, as a percentage, relative to revenue.

On September 30, 2004, the Company had two outstanding irrevocable letters of credit with a total amount of $2,880.  These letters of credit expire between February 6, 2005 and July 13, 2005.  The letters of credit are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.

On July 18, 2003, two Company public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors.  The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to the public stockholders of the Company and that the defendants breached their fiduciary duties to the Company’s public stockholders in connection with the then-proposed acquisition.  The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe.  The two separate complaints were consolidated into one lawsuit in late 2003.  At this time, it is not possible to predict accurately the outcome of this lawsuit as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation.  The Company continues to contest this lawsuit vigorously.

On November 12, 2003, AllServe and its wholly owned subsidiary AllServe Systems, Inc. filed suit against the Company in the Court of Chancery of the State of Delaware.  Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent the Company from closing the transaction with Deutsche Bank and Essar, which in the Company’s view has already been closed.  The complaint also seeks to specifically enforce the Company’s merger agreement with AllServe.  Alternatively, the complaint seeks payment of the $1,100 break-up fee as well as other monetary damages that, according to AllServe, exceed $50,000.  The Company denies that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments.  The $1,100 was accrued at December 31, 2003 and September 30, 2004 as a reserve for the benefit of the subordinated debt holders.  Payment to the subdebt holders is contingent upon the outcome of the AllServe litigation.  If certain fees are paid to AllServe, this will reduce the amount paid to the subordinated debt holders up to $1,100.  At this time, it is not possible to accurately predict the outcome of this lawsuit.  The Company continues to contest this lawsuit.

The Company is party to certain legal proceedings incidental to its business.  Certain claims arising in the ordinary course of business have been filed or are pending against it.  Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis Communications Group, Inc.

9.                                      INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes.  The Company has not provided an income tax benefit for the operating losses incurred during 2003 or the three and nine months ended September 30, 2004, as such benefit would exceed any projected realizable deferred tax asset.

10.                               SUBSEQUENT EVENTS

On October 5, 2004, the Company announced the hiring of Richard Ferry as the new Chief Executive Officer and director.  On that same date, Kannan Ramasamy joined the management team as Chief Operating Officer.

On October 21, 2004, the Company executed a promissory note in favor of Essar (the “Lender”) in the amount of $1,800.  The promissory note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen day periods beginning from the date of execution.  Periodic interest payments are payable in cash, unless the Lender agrees that such interest shall be capitalized and added to the principal amount of the promissory note.  The initial principal payment of $800 was made on or before October 29, 2004 as per the rate agreement.  The remaining principal of $1,000 is to be repaid in five monthly installments of $200, beginning in January of 2005.  These funds were used for operating purposes.

On October 28, 2004, the Company announced that Scot Brunke, the Company’s Chief Financial Officer, had left the Company effective October 22, 2004.  The Company also announced that Mr. Brunke resigned from the board of director on November 12, 2004 and on that same day Kamalnayan Agarwal was appointed as a director to the board.

In November 2004, as part of its ongoing evaluation of its workstation capacity needs, management determined that capacity needed to be further consolidated.  In effecting this, two additional client service centers were closed, with the CRM services being performed and then relocated to other existing centers.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%

Operating costs:
Cost of services	74.7%	71.0%	73.3%	70.7%
Selling, general and administrative expenses	33.5%	30.5%	32.4%	27.4%
Depreciation and amortization	9.0%	8.4%	8.8%	8.0%
Restructuring charges	1.2%	—	6.0%	—
Total operating expenses	118.4%	109.9%	120.5%	106.1%
Operating loss	(18.4)%	(9.9)%	(20.5)%	(6.1)%
Interest expense, net	0.6%	2.7%	0.7%	1.7%
Non-cash interest expense	1.2%	1.4%	3.0%	1.2%
Loss from continuing operations before income taxes	(20.2)%	(14.0)%	(24.2)%	(9.0)%
Income tax expense	—	0.7%	—	0.2%
Net loss from continuing operations	(20.2)%	(14.7)%	(24.2)%	(9.2)%

Discontinued operations:
Estimated loss on disposal of business component, net of taxes	—	0.4%	—	(0.1)%
Net loss from discontinued operations		(15.1)%		(9.3)%

Preferred stock dividends	—	7.4%	—	6.4%
Net loss applicable to common shareholders	(20.2)%	(22.5)%	(24.2)%	(15.7)%

We experienced a net loss applicable to common shareholders of $4.2 million, or 20.2% of revenues, for the quarter ended September 30, 2004.  During the prior year comparable quarter, we incurred a net loss applicable to common shareholders of approximately $7.4 million, or 22.5% of revenues.  For the nine months ended September 30, 2004, we incurred a net loss applicable to common shareholders of $18.5 million as compared to $17.2 million for the nine months ended September 30, 2003.  The increase in net loss for the nine months ended September 30, 2004 versus the period ended September 30, 2003 is due to the decline in revenues experienced during the period, charges recorded in association with the restructuring of the Company’s management team, the impairment of long-lived assets related to the closing of four client service centers and the increase in non-cash interest expense due to the additional amortization of the discount on notes payable.

The Company has continued to experience net losses and declining revenues and anticipates the continuing of this trend for the fourth quarter of 2004 and for sometime into the foreseeable future.  While management intends to continue to explore ways to reduce expenses, increase efficiencies and increase revenues, there can be no assurances that such efforts will be successful.  In the near term, in its effort to reduce costs, management will continue its evaluation of its workstation capacity needs and take action to consolidate facilities and close others where doing so makes sense on a short term and potentially permanent basis.

Revenues.  Revenues generated during the quarter ended September 30, 2004 decreased to $20.4 million from $32.7 million during the third quarter of 2003, a decrease of 37.5%.  For the nine months ended September 30, 2004, revenues were $76.3 million, 30.5% lower than the $109.7 million of revenues generated by the Company in the prior year comparable period.  The decline in revenues for the three and nine months ended September 30, 2004 versus the prior year same period is attributable to a number of factors.  First, an inbound contract with a cable services provider that expired in the fourth quarter of 2003 was not renewed by the client as they made a decision to consolidate their customer service into their available in-house capacity.  This expired inbound contract accounted for approximately 18% of our total decrease quarter over quarter and 36% of the total decrease for the nine months ended September 30.  Secondly, the decision at the end of June 2004 by AT&T to discontinue its outbound acquisition services accounted for approximately 43% of the total revenue decrease versus the prior year quarter ending September 30 and 10% for the nine months ended September 30.  Additionally, one of our telecommunications clients (who is one of our five largest clients) reduced transaction volumes and a client in the membership services industry ramped down a campaign in the first quarter of 2004.  Revenues for the third quarter of 2004 were also negatively impacted by the hurricanes experienced in the southeastern part of the country.

Revenue Mix.  Together, inbound customer relationship management (“CRM”) and non-voice & other revenues represented 84.3% of our revenues in the third quarter of 2004 versus 70.4% in the third quarter of 2003.  Outbound CRM revenues accounted for 15.7% of total revenues for the three months ended September 30, 2004 as compared to 29.6% in the comparable prior year period.  The decrease in outbound CRM revenues for the three and nine months ended September 2004 versus 2003 is due mainly to a decision by AT&T to discontinue its outbound acquisition services.  For the three and nine months ended September 30, 2004 and 2003, the mix of revenues was as follows:

	Three months ended September 30,				Nine months ended September 30,
	2004	%	2003	%	2004	%	2003	%
Inbound CRM	$15.0	73.5%	$19.2	58.9%	$47.1	61.7%	$70.2	64.0%
Outbound CRM	3.2	15.7%	9.7	29.6%	21.5	28.2%	27.3	24.9%
Non-Voice & Other	2.2	10.8%	3.8	11.5%	7.7	10.1%	12.2	11.1%
Total revenues	$20.4	100.0%	$32.7	100.0%	$76.3	100.0%	$109.7	100.0%

Revenue Concentration.  We are dependent on several large clients for a significant portion of our revenues.  The loss of one or more of these clients, or a significant decline in business with any of these clients individually or as a group, or our inability to collect amounts owed to us by such clients, could have a material adverse effect on our business.  An example of this is the decision by AT&T at the end of June 2004 to discontinue its outbound acquisition services.  For the three months ended September 30, 2004, our five largest clients accounted for 70.0% of our total revenues as compared to 69.3% for the prior year comparable period.  For the nine months ended September 30, 2004 and September 30, 2003 these same customers accounted for 71.6% and 67.5% of our revenues, respectively.  Individual revenue concentrations for these customers is shown below:

		Three months ended September 30,				Nine months ended September 30,
Client	Industry Segment	2004	%	2003	%	2004	%	2003	%
Client A	Telecommunications	$3.8	18.8%	$9.3	28.5%	$22.3	29.2%	$27.1	24.7%
Client B	Telecommunications	3.4	16.8%	4.5	13.9%	11.2	14.6%	15.8	14.4%
Client C	Telecommunications	2.4	11.8%	1.6	4.9%	6.5	8.5%	6.6	6.0%
Client D	Membership Services	2.3	11.3%	4.7	14.5%	7.7	10.1%	17.3	15.7%
Client E	Financial Services	2.3	11.3%	2.5	7.5%	7.0	9.2%	7.4	6.7%
		$14.2	70.0%	$22.6	69.3%	$54.7	71.6%	$74.2	67.5%

Our revenues are also concentrated within the telecommunications industry segment.  In total, for the three months ended September 30, 2004, approximately 50.6% of our revenues were derived from customers in the telecommunications market, an industry that was under significant economic pressures throughout 2003 and continues to be in 2004.  This concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.  At September 30, 2004, $4.9 million, or 42.4% of our net trade accounts receivable balance was concentrated in the telecommunications industry, as compared to $10.0 million, or 41.30% at December 31, 2003.

The Company seeks to secure recurring revenues from long-term relationships with companies that utilize customer contact strategies as integral, ongoing elements in their CRM programs.  In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client’s CRM needs, we also continue to perform project-based services for certain clients.  Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones. On June 30, 2004, the Company announced that it had been notified by AT&T that it was suspending its outbound acquisition activities as of August 1, 2004.  Revenues earned from providing this service to AT&T accounted for approximately 16% of the Company’s revenues for the first nine months of 2004.

In looking to meet the growing demand in the industry for lower cost, offshore-based operations, the Company has begun partnering with an entity in India to offer this alternative to clients for its CRM needs.  Offshore capacity provides clients with a highly educated workforce, lower costs and 24-hour coverage.  The growth of such offshore-based CRM has outpaced domestic growth in recent years.  The Company is attempting to become competitive for this segment of the industry as part of its strategy to increase revenues. However, there can be no assurance that the Company will be successful in competing for this segment of business.

Cost of Services.  Costs of services generally vary in relation to changes in revenue.  For the quarter ended September 30, 2004, cost of services decreased by approximately $7.9 million, to $15.3 million versus the quarter ended September 30, 2003.  Cost of services as a percentage of revenue for the quarter ended September 30, 2004 increased to 74.7%, from 71.0% for the prior year comparable period.  For the nine months ended September 30, 2004, cost of services decreased $21.7 million to $55.9 million compared to the first nine months of 2003.  As a percentage of revenue cost of services rose over the same period, from 70.7% to 73.3%.  The total decrease in cost of sales experienced during the three and nine months ended September 30,2004 is due to the reduction in revenue for the comparable periods.  The increase of cost of services as a percentage of revenue in both periods is a result of revenue declines occurring in advance of, or without, a corresponding equal reduction of variable costs.

Selling, General and Administrative.  Selling, general and administrative expenses, which include certain payroll costs, employee benefits, rent expense and maintenance charges, among other expenses, were reduced to $6.8 million in the quarter ended September 30, 2004 versus $10.0 million the prior year quarter.  As a percentage of revenue, selling, general and administrative expenses for the quarter ended September 30, 2004 were 33.5% as compared to 30.5% for the prior year period.  For the nine months ended September 30, 2004, selling, general and administrative expenses were $24.7 million or 32.4% of revenues versus $30.1 million or 27.4% of revenues for the nine months ended September 30, 2003.  The reduction in selling, general and administrative expenses over the three and nine months ended September 30, 2004 is primarily attributable to the elimination of overhead costs due to the reduction of headcount, the closing of client service centers as well as improved management of our self-insured workers compensation plan when compared to the same periods in the prior year.    The increases as a percentage of revenue are primarily due to the decreases in revenue periods over periods.

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

During the quarter ended June 30, 2004, the Company recorded $3,303 in severance and impairment charges as part of a plan to close four client service centers.  The impairment charge of $3,250 was recorded for the amount by which the carrying amount of the property and equipment at these client service centers exceeded fair value.  Severance associated with the closing of the service centers in the amount of $54 was accrued and $38 paid during the quarter as a result of the restructuring plan.  During the quarter ending September 30, 2004 the Company recorded an additional $255 in costs associated with the closing of the client service centers.   The Company entered into agreements with third parties to sell certain assets associated with the closed client service centers. These assets have been have been classified as held-for-sale in the accompanying consolidated balance sheet.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $0.9 million, in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.  As a percentage of revenue, depreciation and amortization expenses were 9.0% in the quarter ended September 30, 2004 versus 8.4% in the quarter ended September 30, 2003, primarily due to the decrease in revenue.  For the nine months ended September 30, 2004 and September 30, 2003 depreciation and amortization expenses were $6.7 million or 8.8% of revenues and $8.8 million or 8.0% of revenues, respectively.  The reduction in depreciation expense is due to the effects of assets becoming fully depreciated and the write-off of assets associated with the closing of client service centers.

Interest Expense, net.  Net interest expense decreased to $0.1 million in the third quarter of 2004 versus $0.9 million for the three-months ended September 30, 2003.  Net interest expense for the nine months ended September 30, 2004 decreased 70.1% to $0.5 million as compared to the nine months ended September 30, 2003.  The decrease in net interest expense for the three and nine months ended September 30, 2004 is primarily due to the refinancing costs associated with the renegotiating of the Company’s old line of credit in 2003.   The Company obtained a new line of credit in January 2004.  The Company did not have an outstanding balance on the line of credit at September 30, 2004 as compared to a balance of $12.7 million on the old line of credit at September 30, 2003.

Non-cash Interest Expense.  Non-cash interest expense decreased to $0.2 million in the quarter ended September 30, 2004, from $0.5 million in the quarter ended September 30, 2003.  For the nine months ended September 30, 2004 and 2003, non-cash interest expense was $2.3 and $1.3 million, respectively.  Non-cash interest for the three and nine months ended September 30, 2004, represents interest expense incurred on the Deutsche Bank and Essar notes and the $2.1 million in amortization of the discount on notes payable.  On both the Deutsche Bank and Essar notes, the unpaid interest is added to the principal of the balance of the notes quarterly.  For the three and nine months ended September 30, 2003, non-cash interest expense represents interest expense incurred on two subordinated notes.  In accordance with the terms of the November 5, 2003, agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes).

Income Tax Provision.  We have historically generated net operating losses for income tax purposes.  We have not provided an income tax benefit for the operating losses incurred for the three and nine months ended September 30, as such benefit would exceed any projected realizable deferred tax asset.

Preferred Dividends.   Preferred dividends decreased to zero for the quarter ended September 30, 2004 from $2.4 million in the comparable prior year period.  For the nine months ended September 30, 2004 and 2003, preferred dividends were zero and $7.0 million, respectively.  In connection with the November 5, 2003 Deutsche Bank/Essar transaction, the holders of all classes of the Preferred Stock waived their rights to dividends.

FINANCIAL CONDITION

Liquidity and capital resources.  The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Nine months ended September 30,
	(Dollars in millions)
	2004	2003
Net cash provided by (used in) operating activities	$1.2	$(6.0)
Net cash provided by (used in) investing activities	3.2	(0.8)
Net cash (used in) provided by financing activities	(5.7)	5.9
Net cash used in discontinued operations	—	(0.4)
Net decrease in cash and cash equivalents	$(1.3)	$(1.3)

We have historically utilized cash flow from operations, available borrowing capacity under our revolving line of credit, subordinated indebtedness provided by certain of our shareholders, and the issuance of convertible preferred stock to meet our liquidity needs.  On January 26, 2004, we entered into the Loan Agreement with Foothill that will allow the company to borrow up to $25.0 million.  The maximum amount available under the Loan Agreement is determined by the lesser of i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of a bank product reserve, a payroll reserve, the AllServe reserve and an aggregate amount of reserves established by Foothill.  The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries capital expenditures and the maintaining of certain financial targets. As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of our assets.  Our ability to meet financial obligations and make planned capital expenditures will depend on our future operating performance, which will be subject to financial, economic and other factors affecting our business and operations, including factors beyond our control, and our ability to remain in compliance with the restrictive covenants under the Loan Agreement. There can be no assurance that we will be able to successfully execute our future business plan, remain in compliance with restrictive covenants under the Loan Agreement, or obtain additional financing.  As of September 30, 2004, there was no outstanding balance on the loan.

Cash and cash equivalents (excluding restricted cash) were $0.4 million at September 30, 2004 and $1.7 million at December 31, 2003.  Working capital totaled a deficit of $5.1 million and a surplus of $5.7 million at the end of the same periods.  The change in working capital is primarily attributable to the decrease in accounts receivable and the decrease in restricted cash.  Restricted cash at December 31, 2003, was composed of two cash collateralized outstanding irrevocable letters of credit.  These letters of credit totaled approximately $4.6 million in value and were maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company.  The Company has subsequently replaced all of the letters of credit under the new Loan Agreement.  Cash and Restricted Cash at December 31, 2003 was used to make principal payments due on the notes payable owed to Deutsche Bank and Essar.

Cash provided by operating activities from continuing operations was approximately $1.2 million for the nine months ended September 30, 2004, as compared to cash used of $6.0 million for the same period in 2003.  The increase in cash provided by operating activities is primarily attributable to a decrease in accounts receivable as a result of a decrease in revenue for the period ending September 30, 2004 versus the period ending September 30, 2003.  The Company also experienced an increase in non-cash interest of $2.3 million for the comparable period associated with the accelerated amortization of the discount on notes payable to Deutsche Bank and Essar.

Cash provided by investing activities from continuing operations during the first nine months of 2004 was $3.2 million, as compared to cash used of $0.8 million during the comparable prior year period.  The change year over year is primarily due to a decrease in restricted cash during the first nine months of 2004, as a result of the replacement of letters of credit under the new Foothill Loan Agreement partially offset by capital expenditures.  Capital expenditures for the first nine months of 2004 were $1.5 million as compared to $0.8 million in the same period of 2003.

Cash used by financing activities during the period ended September 30, 2004 totaled $5.7 million and consisted mainly of payments of $10.0 million on notes payable, payments of $1.0 million made on capital lease obligations and proceeds of $5.3 million as a result of warrant conversions by both Deutsche Bank and Essar.  Cash provided by financing activities during the nine months ended September 30, 2003 totaled $5.9 million, and consisted of net borrowings of approximately $6.8 million from our revolving line of credit, and payments of $0.9 million made on capital lease obligations.

The Company has continued to experience negative cash flow and net losses and anticipates the continuation of this trend for the fourth quarter of 2004 and for sometime into the foreseeable future.  While management intends to continue to explore ways to reduce expenses, increase efficiencies and increase revenues, there can be no assurances that such efforts will be successful.  In the near term, in its effort to reduce costs, management will continue its evaluation of its workstation capacity needs and take action to consolidate facilities and close others where doing so makes sense on a short term and or potentially permanent basis.  Additionally, management will continue to seek alternative financing opportunities so as to obtain funds necessary to operate and invest in its business.  One of the principal shareholders, Essar Global Limited, is very supportive of the Company’s efforts to grow the business.  However, there can be no assurance that management will be successful in obtaining the additional financing necessary should cash flow from operations and funds from existing credit facilities not be sufficient to maintain the Company’s operations.

Loan Agreement.  On January 26, 2004, we entered into the Loan and Security Agreement (the “Loan Agreement”) with Wells Fargo Foothill (“Foothill”) that will allow the company to borrow up to $25.0 million, with a maturity date of January 26, 2007.  Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate.  The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by us and our subsidiaries, certain financial targets and capital expenditures.  On January 28, 2004, the Company borrowed $4.0 million under the Loan Agreement to make principal payments due to Deutsche Bank and Essar.  Foothill has been granted a continuing security interest in substantially all of our assets.  At September 30, 2004 there was no outstanding balance under this Loan Agreement.

The Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization (“EBITDA”) that are common to the Loan Agreement and the Amended and Restated Secured Promissory Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10.088 million and $10.144 million, respectively (the “Notes”).  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  Additionally, while the Company made payments of $10.0 million of the required $12.344 million due in 2004, a portion of the amounts coming due were not paid as prescribed, thus resulting in a default under the Notes and the Loan Agreement.  On March 30, 2004, the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes.

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

The Company was not in compliance with the August 23, 2004 EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending September 30, 2004.  As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement.  On November 22, 2004, the Company executed amended agreements with revised EBITDA covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes.  Without the waivers and amended agreements dated November 22, 2004, the Company would not have been in compliance with the EBITDA covenants for the Loan Agreement and the Notes at September 30, 2004.  With the waivers and amended agreements dated November 22, 2004, the Company was in compliance with all covenants.

Contractual Obligations and Commitments.  On July 18, 2003, two of our public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors.  The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to our public stockholders and that the defendants breached their fiduciary duties to the public stockholders in connection with the then-proposed acquisition.  The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe.  At this time, it is not possible to predict accurately the outcome of these lawsuits as it is not yet clear what effect the subsequent termination of the merger agreement with AllServe and completion of the transaction with Deutsche Bank and Essar may have on this stockholder litigation.  The Company continues to contest this lawsuit.

On November 12, 2003, AllServe and its wholly owned subsidiary AllServe Systems, Inc. filed suit against the Company in the Court of Chancery of the State of Delaware.  Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent the closing the transaction with Deutsche Bank and Essar, which in the Company’s view has already been closed.  The complaint also seeks to specifically enforce our merger agreement with AllServe.  Alternatively, the complaint seeks payment of the $1.1 million break-up fee as well as other monetary damages that, according to AllServe, exceed $50 million.  We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments.  At September 30, 2004 and December 31, 2003, the $1.1 million was accrued as a reserve for the benefit of the subordinated debt holders.  Payment to the subdebt holders is contingent upon the outcome of the AllServe litigation.  If certain fees are paid to AllServe, this will reduce the amount paid to the subordinated debt holders up to $1.1 million.  At this time, it is not possible to accurately predict the outcome of this lawsuit.  The Company continues to contest this lawsuit vigorously.

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

ITEM 3.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the nine months ended September 30, 2004, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.                                       CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Aegis management, including the Chief Executive Officer and Chief Operating Officer (who currently performs the functions of the Chief Financial Officer), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Aegis’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer concluded that Aegis’ disclosure controls and procedures were effective as of the end of the period covered by this report.  As required by Exchange Act Rule 13a-15(d), Aegis management, including the Chief Executive Officer and the Chief Operating Officer, also conducted an evaluation of Aegis’ internal controls over financial reporting to determine whether any changes occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aegis’ internal control over financial reporting.  Based on that evaluation, there has been no such change during the third fiscal quarter.

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

ITEM 6.             EXHIBITS

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

10.1	Employment Agreement dated September 30, 2004, by and among Aegis Communications Group, Inc and its subsidiaries and Richard Nelson Ferry (filed herewith).

10.2	Employment Agreement dated September 30, 2004 by and among Aegis Communications Group, Inc. and its subsidiaries and Kannan Ramasamy (filed herewith).

10.3	Promissory note dated October 22, 2004, in the principal amount of $1,800,000 payable to Essar Global Limited (filed herewith).

10.4	Separation Agreement dated November 11, 2004, by and among Aegis Communications Group, Inc. and its subsidiaries and John Scot Brunke (filed herewith).

10.5	Amendment No. 4 to and Waiver Under Loan and Security Agreement, dated November 12, 2004 between Wells Fargo Foothill, Inc., Aegis Communications Group, Inc. and its subsidiaries (filed herewith).

10.6

Fourth Amended and Restated Secured Promissory Note, dated November 22, 2004 in the principal amount of $9,288,081.81, payable to Deutsche Bank AG London acting DB Alternative Trading, Inc. (filed herewith).

10.7	Fourth Amended and Restated Secured Promissory Note, dated November 2, 2004 in the principal amount of $9,345,888.96, payable to Essar Global Limited. (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: December 2, 2004	By:	/s/ Richard Ferry
President & Chief Executive Officer