Form 10-K
period 2004-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2005-04-15
CIK 778426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-14315

AEGIS COMMUNICATIONS GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2050538
(State of Incorporation)	(IRS Employer Identification No.)

8001 Bent Branch Drive, Irving, Texas 75063

(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (972) 830-1800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was approximately $2.2 million.

As of April 13, 2005, 660,053,022 shares of the registrant’s Common Stock were outstanding, of which 475,600 were held in Treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2005 Proxy Statement and Notice of Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

GENERAL

Aegis Communications Group, Inc. is a provider of multi-channel customer relationship management, including database management, analytical services and market intelligence to progressive companies. In this report, the terms “Company,” “we,” “us” or “our” mean Aegis Communications Group, Inc. and all subsidiaries included in our consolidated financial statements.

Our primary business is customer relationship management. Our customer relationship management, or CRM service offerings include: web-enabled and telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; client service center facilities management; order provisioning, which is the transferring of data into our clients’ billing systems and customer records; up-selling and cross-selling of products and services; and database management. Our web-enabled customer care capabilities include online customer-initiated call back, automated e-mail response, live web text chat, pushed content web sessions (in which we send, or “push”, web pages to the customer from anywhere on the Internet), web self-service, fax/e-mail on demand and online management reporting.

We are in the planning stages of expanding our primary business model to include business process outsourcing services. We intend to leverage our expertise and capabilities in customer relationship management, analytics and database management as a platform from which to expand into business process outsourcing. In this regard, we intend to make strategic investments in technology and to increase our offshore delivery capabilities, principally in India. We plan to expand our operational capabilities in India, by pursuing strategic partnerships with Essar Group Companies with presence in steel, oil & gas, shipping, logistics and telecommunications services. Essar Global Limited is the majority stockholder of Aegis Communications Group and is providing resources and assistance directly and through their wholly owned subsidiary, Aegis BPO Services Limited. There is no assurance that we will be successful in these plans.

Aegis Communications Group, Inc. is a Delaware corporation originally organized in that state in 1985. Our trading symbol is “AGIS”. Aegis Communications Group, Inc. was formerly known as ATC Communications Group, Inc., or ATC. On July 9, 1998 ATC completed the acquisition of IQI, Inc., a New York corporation, or IQI. Effective upon the merger, we formally changed the company name to Aegis Communications Group, Inc. Our headquarters are located at 8001 Bent Branch Drive, Irving, Texas 75063. Our telephone number is (972) 830-1800 and our web-site address is www.aegiscomgroup.com

SERVICES AND STRATEGY

Our immediate objective is to strengthen our position as a premier high-quality, full service provider of outsourced CRM solutions to progressive companies seeking a high level of customer interaction. We believe that web-enabled services, inbound CRM services and non-voice support programs possess the greatest long-term growth potential in our industry, but that providers demonstrating competence in outbound acquisition services will continue to have growth opportunities. For the year ended December 31, 2004, approximately 76% of our revenues were generated by inbound CRM solutions and non-voice services and 24% from outbound CRM solutions. In comparison, for the year ended December 31, 2003, approximately 74% of our revenues were generated by inbound CRM solutions and non-voice services and 26% by outbound CRM solutions; and for the year ended December 31, 2002, approximately 81% of our revenues were generated by inbound CRM solutions and non-voice services and 19% by outbound CRM solutions.

We develop and implement customized multi-channel contact programs designed to strengthen our clients’ relationships with their customers while reducing or eliminating their costs to serve. Our CRM solutions consist of telephone-based marketing and customer service programs (teleservices) as well as web-based capabilities, which comprise handling a variety of customer contacts through our clients’ Internet web sites, and our phone-based customer service offerings.

We design, manage and conduct telecommunications-based CRM programs scaled to the client’s needs which feature live, knowledgeable customer service representatives, or CSRs, provided on an outsourced basis to corporations in a wide variety of industries.

Inbound CRM solutions require answering incoming telephone calls or web-initiated queries and responding to customer service requests. To illustrate, when one of our client’s customers requests an interaction (e.g., places a call to a toll-free “800” customer service number, sends an e-mail to our client, or initiates an online call back or text chat at a client’s web-site) it is directed to one of our client service centers and answered by one of our trained CSRs. The CSR is able to handle the customer’s inquiry because, in most instances, the customer’s account information has been transferred, instantaneously, to the CSR’s computer screen via our system’s links to the client’s customer database. At the end of the interaction, the customer’s record is automatically updated in the client’s database with any new information.

Outbound CRM solutions involve making outgoing telephone calls, usually to market a client’s products or to acquire new customers for the client. Our Outbound capabilities include predictive dialing, preview or power dialing and manual dialing. The appropriate technology is utilitized for business-to-business or business-to-consumer engagements. We subscribe and adhere to the federal and state do not call legislation. We are actively involved in industry compliance organizations to maintain current on do not call requirements. We do not engage in any form of outbound calling that uses computerized voice presentations or makes unsolicited financial requests, nor are we engaged in the “900” number business.

Our operations are technology driven through our advanced data and communications systems, which permit real-time interface with our clients’ host systems via the Internet or dedicated networks. We also provide a suite of web-enabled customer care capabilities that includes multi-channel capable workstations able to handle a variety of customer interactions, including those originating from the Internet. Through the web-enabled services, we can assist our clients by providing real-time, web-based data that tracks customers’ interactions with a client’s web-site, allows us to handle all aspects of responding to client e-mail from customers, provides a secure chat window to conduct one-on-one chat with client customers, initiates live voice conversations when a client customer clicks an icon on a client’s web-site, and performs other functions.

We endeavor to establish long-term relationships with clients that utilize telecommunications and/or the Internet as important, ongoing elements in their core CRM strategies. These arrangements usually require us to develop unique software systems for the client. By offering high quality, customized, flexible and fully-integrated customer contact management services designed to improve quality, productivity and effectiveness, we can enhance and add value to our clients’ existing marketing and customer service programs.

BUSINESS OPERATIONS

As of December 31, 2004, we operated or managed approximately 2,700 production workstations in six client service centers. A workstation includes a cubicle, personal computer with monitor and keyboard, a headset and an automatic call distributor console. All of our facilities are located in the continental United States. We also have strategic alliance partners we use to provide services offshore of the continental United States.

Our current technology platform delivers custom CRM solutions based on a browser-based application environment and primarily Avaya Definity telecommunications switches interfaced with multiple servers running on UNIX or Microsoft 2000 Advanced Server platforms. The data system is based on an open architecture design supported by sophisticated relational databases. This open architecture design allows us to interface seamlessly, and in real-time, with our clients’ host systems. It also provides the flexibility that enables us to deliver solutions rapidly to our clients’ marketing and customer service needs. Outbound calling is enhanced through our proprietary dialer technology leveraging the Avaya platform. Our operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits us to offer productivity enhancements associated with this “call blending” activity.

The quality of our people is critical to our success. Because our customer service representatives deal directly with our clients’ customers and sales prospects, we place a heavy emphasis on their training and the quality control process. Our training facilities are equipped with workstations for live role-playing. We employ a staff of trainers dedicated to teaching the details of client programs to our customer service representatives. The training curriculum includes instruction on the client’s sales or service process, study of the features and benefits of the product and service, intensive role-playing and information about both our and the client’s philosophy and culture. We conduct both initial and follow-up training for all representatives that, depending on the complexity of the client program, can take up to six weeks to complete. Our training curriculum is developed by professional experts in adult learning methods and includes a “hands-on” personal computer lab experience. This attentiveness to training enables our representatives to perform an assortment of duties when handling inbound and outbound calling programs. Along with our clients, we monitor our marketing and customer service representatives to insure strict compliance with the client’s quantitative and qualitative standards. In many instances, quality is evaluated and communicated on a daily basis.

INDUSTRY AND COMPETITION

Several trends continue to shape the teleservices industry. Many U.S.-based companies that have a history of outsourcing customer sales and service are moving certain portions of their business to non-U.S. locations to take advantage of labor arbitrage available in many foreign markets. Additionally, downturns in overall transaction volumes due to general economic conditions and transition of many traditional phone-based activities to the Internet have led many of these same companies to redirect transactions to existing, in-house call centers with excess capacity and away from outsourced CRM providers. We continue to believe, however, that an overall long-term focus on business fundamentals will lead companies to maintain or increase their outsourcing activities, especially when considering the favorable impact on cost structures made by moving to a variable outsourced-cost model from a fixed cost model to providers with expanded services. Client spending on technology has slowed with the economy, and outsourced providers offer a viable alternative, since the significant investment required to automate these transactions has already been made by companies in the outsourced CRM market. We believe clients will require more efficiency from their CRM partners in the form of performance-based pricing that further aligns the interests of the client and of the service provider. In addition, due to excess capacity in the industry, we believe we can continue to expect some firms to offer below market pricing of their services in an attempt to gain market share and utilize excess capacity.

We compete in a market that provides progressive companies the opportunity to take advantage of the latest advances in processes and technology across multiple communications channels to drive more effective and efficient means of customer interaction. Customer contact services are spread across a broad spectrum of competitors, including a client company’s own in-house call center and numerous third-party providers like us. Our market, which is extremely competitive, ranges from very small firms offering specialized applications to larger, full-service companies with multiple, high-volume call centers, including APAC Customer Services, Inc., Convergys Corporation, ICT Group, Inc., RMH Teleservices, Inc., Sitel Corporation, Sykes Enterprises, Inc., Teleperformance USA, Inc., TeleTech Holdings, Inc. and West Corporation.

We believe we compete primarily on the basis of:

•	Our unique operating model that allows us to create client capabilities and deliver the appropriate means of communication with each of the end customers to drive more value in each client engagement;

•	Consistency and quality of our service as evidenced by our longstanding relationships with our customers;

•	Our ability to implement advanced technology and processes, including web-enabled capabilities, predictive dialing, skills based routing, call blending and proprietary interfaces which enable real-time access to clients’ host data;

•	A proactive and a flexible approach to changing client needs and the ability to adapt to unique client requirements; and

•	Our cost/value proposition wherein we guarantee more value from each customer engagement, as measured by a mutually agreed upon set of financial and operational metrics.

MARKETING OF SERVICES

We differentiate from our competitors by providing a unique blend of strategic and tactical resources to meet the broad demands of our clients. To reinforce the value of our approach, we place an emphasis on enhancing the results of each engagement we manage on behalf of our clients, which we describe as Customer Value Management, or CVM. We seek to develop and maintain long-term profitable relationships with our clients, whereby we provide as much value to the client as they provide to us. We focus our marketing and sales efforts on progressive companies in growing markets that utilize integrated customer services to more effectively acquire and retain customers. We believe those organizations represent the greatest potential for us to deliver a differentiated service that takes advantage of our total resources, including our skilled employees and technology platform. This approach will ultimately provide the greatest opportunity for stable and recurring revenue growth. We obtain new business through our dedicated sales force, existing relationships with current clients, client referrals and by responding to requests for proposals.

GOVERNMENT REGULATION

Both federal and state governments regulate our business. The Federal Communications Commission (“FCC”), rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations called Do Not Call lists (“DNC”), and to avoid making calls to such consumers.

The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission (“FTC”), to issue regulations prohibiting misrepresentation in telephone sales. The FTC issued its telemarketing sales rules (“TSR”), which became effective December 31, 1995. Generally, these rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers. Both the FCC and the FTC introduced new amendments to their respective Acts during 2003, which placed further restrictions on the use of automated telephone dialing equipment relative to abandoned calls and require enhanced record keeping. These amendments also introduced a national do not call list that became effective in 2003 and require all telemarketing firms to suppress consumer records found on the national list. In January 2004, the requirement to deliver a caller id with name and number became effective. The advent of number portability between landlines and wireless telephone numbers in November 2003 created confusion with reference to the prohibition of telemarketing calls to wireless numbers. No clearinghouse is available to date to provide a suppression list of recently ported numbers, making a good faith effort the only safe harbor available to the telemarketing industry.

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

REVENUES AND SEASONAL NATURE OF BUSINESS

The timing and size of our clients’ marketing programs, which are impacted by unique seasonal situations and subject to variations in underlying economic conditions, directly affect our revenues. Our expenses are also directly affected by these factors. We cannot predict the seasonal variations in our clients’ demands for our services.

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

RELIANCE ON TECHNOLOGY AND COMPUTER SYSTEMS

We rely on specialized telecommunications and computer technology to meet our clients’ needs. We will need to continue to select, invest in and develop new and enhanced technology to remain competitive. Our future success will also depend on our operational and financial ability to develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our business is highly dependent on our computer and telephone equipment and software systems, the temporary or permanent loss of which could materially and adversely affect our business.

RELIANCE ON MAJOR CLIENTS

Historically a few major clients have accounted for the bulk of our revenue. In 2004, four clients each accounted for over 10% of our revenues. AT&T, our largest telecommunications client, accounted for 26%, and Qwest Communications International (“Qwest”), accounted for approximately 15% of our revenues. Trilegiant, our largest membership services client, accounted for 10%, while American Express, our largest financial services client, was responsible for approximately 11% of our revenues. In 2003, five clients each accounted for over 10% of our revenues. AT&T, our largest telecommunications client, accounted for 26%, and Qwest, accounted for approximately 14% of our revenues. Trilegiant, our largest membership services client, accounted for 15%, while American Express, our largest financial services client, and Cablevision, our largest cable television client, were each responsible for approximately 11% of our revenues. Revenues from AT&T are derived from separate contractual arrangements with several different business units of AT&T. In 2004, AT&T reorganized and curtailed its marketing programs, negotiated price reductions in certain of its programs and significantly reduced its volume of business with its outsourced CRM solutions vendors, including us, all of which negatively affected our revenues. The decline in revenue from Qwest Communications year over year was due to a reduction in the volume of outsourced business by the client. In the third quarter of 2004, AT&T decided to withdraw their marketing efforts in the consumer long distances market. This adversely impacted us, forcing the closure of two centers located in California, as well as taking our New York City center dark. Although we continue to improve and grow our existing customer relationships, it is also our goal to reduce our dependence on a few major clients by broadening our customer base in order to mitigate adverse impacts and business risk that unilateral decisions can have on our business. See Item 7 “Revenue Concentration.”

QUALITY ASSURANCE

Aegis maintains a reputation for quality service. This reputation is important because our services involve direct contact with our clients’ customers and sale prospects. To that end, our representatives are monitored to ensure that they comply with the client’s guidelines and deliver quality and efficient service. We regularly measure the quality of our services by benchmarking factors such as customer satisfaction and call handling metrics such as sales per hour, service levels and abandoned calls. Our information systems enable us to provide clients with real time reports regarding the status of an ongoing campaign. We also transmit summary data and captured information electronically to our clients. Access to this data enables our clients to modify or enhance an ongoing campaign to improve its effectiveness.

Our client service representatives deal directly with our clients’ customers and prospects. Thus, Aegis places a heavy emphasis on training and quality control processes. We dedicate a training staff at each facility to conduct both primary and recurrent training for all client service representatives. We employ a quality control staff at each facility that measure quality on both a quantitative and qualitative basis. We believe this attentiveness to training and customer service enables our client service representatives to perform a variety of highly complex and proprietary functions for our clients.

EMPLOYEES

As of December 31, 2004, we employed 2,172 persons, including 1,732 client service representatives. We believe our relationship with our employees is generally good.

ITEM 2.	PROPERTIES

Our principal executive offices and operational and administrative headquarters are located in a 52,866 square foot leased building in Irving, Texas. We also lease an additional 1,000 square feet in Tucker, Georgia for fulfillment services. This lease expires on September 30, 2007. All of our facilities are occupied pursuant to various lease arrangements.

In 2004, we closed six call centers, each of which handled a mix of inbound and outbound call operations. Three call center closures (Terra Haute, IN – 3rd quarter 2004; Los Angeles, CA – 4th quarter 2004; and St. Joseph, MO – 4th quarter 2004) involved selling the assets, relocating assets to a remaining call center, or placing the assets in storage. In all these locations the existing lease was terminated. Three other call centers (El Segundo, CA – 4th quarter 2004; New York, NY – opened 3rd quarter 2004 and closed 4th quarter 2004; and Rocky Mount, NC – 4th quarter 2004) were closed but still have all the equipment and furniture, and can be re-opened with little notice. These assets are considered to be operational by management and continue to be depreciated and amortized. The remaining lease obligations with respect to these leases expire as follows – CA in May 2008, NY in July 2011, and NC in October 2007. Additionally, during 2004 an office in Paramus, NJ (2nd quarter 2004) was closed and all assets sold. The lease expires in October 2005. We are attempting to sublease the locations in El Segundo, CA, New York, NY, Rocky Mount, NC and Paramus, NJ. There can be no assurance that we will be able to sublease those locations. An office in Atlanta, GA (4th quarter 2004) has been closed and sublet, with the existing lease expiring in October 2005.

We believe that our operational facilities are representative of our strategic site selection, which focuses on locating client service centers in markets we believe offer lower wage rates, better employee retention and generally lower operating costs. As of December 31, 2004, we performed our services in the facilities listed below:

	Client Service Centers		Square Footage	Number of Production Workstations
Location	Date Opened	Lease Expiration Date
Elkins, WV	November 1998	October 31, 2008	20,125	204
Fairmont, WV	October 1997	February 28, 2009	48,000	517
Irving, TX	September 1985	December 31, 2005	52,866	624
Joplin, MO	February 1998	February 1, 2008	33,055	445
Port St. Lucie, FL	September 1997	July 23, 2007	44,000	310
Sierra Vista, AZ	February 1999	March 1, 2009	45,000	615

			243,046	2,715

We believe we can extend the leases at our operational locations or relocate those facilities on terms comparable with our current lease obligations. While our current capacity is sufficient to handle our current production demands, revenue growth may warrant additional client service center facilities.

In addition to our operational domestic facilities, we are actively evaluating non-U.S. locations as the next phase of the site migration program. We have partnered with a leading business processing outsourcer with extensive operations in India, to offer a full suite of offshore CRM and business process outsourcing, or BPO, services to clients in North America. We began our alliance in 2002 by successfully collaborating on an engagement for a major telecommunications provider. The CRM services are provided by our facilities in North America while the offshore resource provides complex BPO services in its facilities located in India.

ITEM 3.	LEGAL PROCEEDINGS

We are party to certain legal proceedings incidental to our business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

On July 18, 2003, two of our public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors. The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to our public stockholders and that the defendants breached their fiduciary duties to our public stockholders in connection with the then-proposed acquisition. The plaintiffs are seeking a class action in each complaint and are seeking to enjoin the transaction with AllServe. The parties have executed a settlement agreement and the court has requested a telephonic hearing in April to discuss disposition of the case. If the Settlement Agreement is not finalized we intend to continue to vigorously defend.

Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed. The complaint also seeks to specifically enforce our merger agreement with AllServe. Alternatively, the complaint seeks payment of the $1.1 million break-up fee as well as other monetary damages that, according to AllServe, exceed $50 million. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1.1 million was accrued at December 31, 2003 to a reserve for the benefit of the subordinated debt holders. Payment to the sub debt holders is contingent upon the outcome of the Allserve litigation. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debt holders up to $1.1 million. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock, $.01 par value per share, currently trades on the National Association of Securities Dealers’ Over-the-Counter Electronic Bulletin Board (“NASDAQ OTC BB”) under the symbol “AGIS.” As of December 31, 2004 there were 660,053,022 shares of our common stock outstanding held by approximately 760 holders of record.

The table below lists the range of high and low bid prices for our common stock as reported by the NASDAQ OTC BB for each full quarterly period within the two-year period ended December 31, 2004 and the subsequent interim period. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Year ended December 31, 2003	High	Low
First Quarter	$0.07	$0.05
Second Quarter	$0.13	$0.04
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.34	$0.01

Year ended December 31, 2004	High	Low
First Quarter	$0.28	$0.10
Second Quarter	$0.17	$0.06
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.18	$0.08

Interim period from January 1, 2005	High	Low
First Quarter	$0.30	$0.12

DIVIDENDS

During the two year period ended December 31, 2004 and the subsequent interim period, we did not declare a cash dividend on our common stock. We have accrued an annual dividend of $0.36 per share on 29,778 outstanding shares of our Series B Preferred Stock. Our Series D and E Preferred Stock accrued dividends quarterly at a rate of 15% per annum. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D and E Preferred Stock were either converted into Common Stock or cancelled, resulting in no outstanding shares of Series D and E Preferred Stock. Our Series F Preferred Stock accrued dividends daily at a rate of 9.626% per annum. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, the then-outstanding shares of Series F Preferred Stock were converted into Common Stock. Under the terms of the Company’s Secured Promissory notes held by Deutsche Bank and Essar, we are prohibited from paying cash dividends on our common stock and preferred stock until all of the noteholder’s commitments had been met. See “Notes to Consolidated Financial Statements 6. Deutsche Bank/Essar transaction.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

IQI Plan

In November 1996, IQI, Inc. established the 1996 Incentive Stock Option Plan, or the IQI Plan. The IQI Plan provides for the award of incentive stock options to directors, officers, key employees and members of Thayer’s Advisory Board. A Compensation Committee, as established by IQI’s Board of Directors, administered the IQI Plan. These options are intended to qualify as incentive stock options, or ISOs, under the Internal Revenue Code or non-statutory stock options, also referred to as NSOs, which are not intended to qualify. IQI reserved 3,929,774 shares of common stock for issuance under the IQI Plan. Options granted pursuant to the IQI Plan are exercisable for ten years from the date of the grant subject to vesting schedules.

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

Plan category	Number of securities to be issued upon exercise of outstanding warrants	Weighted average exercise price of outstanding warrants	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	20,929,774
Equity compensation plans not approved by security holders	—	—	—

Total	0	0	20,929,774

Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $0.05 million. Effective as of November 5, 2003, all warrants to purchase capital stock of the Company that were outstanding prior to the transaction with Deutsche Bank and Essar were terminated and released by their holders. If the Company had elected to recognize compensation cost for the issuance of options to employees of the Company based on the fair value at the grant dates for awards consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock Based Compensation, $1.5 million in unearned stock compensation expense at the date of cancellation would have been recognized.

ITEM 6.	SELECTED FINANCIAL DATA

The table below sets forth certain of our selected consolidated financial data for the last five years. This information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes to the consolidated financial statements.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Statements of Operations Data
Revenues	$94,327	$139,861	$135,894	$214,410	$267,496
Cost of services	68,426	99,667	93,492	141,643	182,548
SG&A expenses	31,357	39,884	43,118	55,542	67,740
Depreciation & amortization	8,521	11,462	13,013	14,014	13,446
Acquisition goodwill amortization	—	—	—	2,377	2,378
Restructuring and other non-recurring charges	4,742	1,645	900	—	3,539

Operating (loss) income	(18,719)	(12,797)	(14,629)	834	(2,155)
Gain on early extinguishment of debt	—	(6,199)	—	—	—
Interest expense, net	634	2,385	1,160	2,951	4,516
Non-cash interest expense	2,742	1,613	1,565	1,374	1,210

Loss from continuing operations before income taxes	(22,095)	(10,596)	(17,354)	(3,491)	(7,881)
Income tax expense (benefit)	145	300	9,671	5,774	(2,305)

Net loss from continuing operations	(22,240)	(10,896)	(27,025)	(9,265)	(5,576)
Net loss from operations of discontinued segment	—	—	(94)	(105)	(808)
Estimated (loss) gain on disposal of business segment	—	(569)	8,283	—	—
Cumulative effect of change in accounting for goodwill impairment	—	—	(43,448)	—	—

Net loss	(22,240)	(11,465)	(62,284)	(9,370)	(6,384)
Preferred stock dividends	11	7,608	8,468	7,572	6,775

Net loss applicable to common shareholders	$(22,251)	$(19,073)	$(70,752)	$(16,942)	$(13,159)

Basic and diluted loss per share	$(0.07)	$(0.33)	$(1.35)	$(0.32)	$(.025)

Basic and diluted weighted average number of common and common equivalent shares outstanding	313,054	57,299	52,171	52,171	52,004

Balance Sheet Data
Total Assets	$22,121	$50,294	$52,678	$130,524	$174,982
Long-Term Debt	$17,816	$18,924	$19,836	$26,171	$55,998
Shareholders Equity/Deficit	$(12,061)	$(26,449)	$(45,550)	$22,421	$36,984

Operating Data
Client service centers at end of period	6	11	12	14	19
Teleservices workstations at end of period	2,715	4,585	5,136	6,189	5,996
Marketing research facilities at end of period	—	—	—	6	7
Marketing research workstations at end of period	—	—	—	161	225
Number of teleservices representatives	1,732	2,418	3,440	3,557	5,100

The company manages its operations by driving the metrics on revenue productivity per employee direct margins, billing to payment ratio (indicative of utilization) and capacity utilization at each center. These measurements are further drilled down at the center and client program level to assess and realize yield improvement opportunities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table contains certain statement of operations data as a percentage of revenues for the periods indicated:

	Year ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Operating Costs:
Cost of services	72.5%	71.2%	68.8%
Selling, general and administrative expenses	33.2%	28.5%	31.7%
Depreciation and amortization	9.1%	8.2%	9.6%
Restructuring charges	5.0%	1.2%	0.7%

Total operating expenses	119.8%	109.1%	110.8%

Operating (loss) income	-19.8%	-9.1%	-10.8%
Gain on early extinguishment of debt	0.0%	-4.4%	0.0%
Interest expense, net	0.7%	1.7%	0.9%
Non-cash interest expense	2.9%	1.2%	1.2%

Loss from continuing operations before income taxes	-23.4%	-7.6%	-12.9%
Current taxes	0.2%	0.2%	-0.1%
Deferred taxes	0.0%	0.0%	7.2%

Net loss from continuing operations	-23.6%	-7.8%	-20.0%

Discontinued operations:
Net loss from operations of discontinued segment	-23.6%	0.0%	-0.1%
Estimated (loss) gain on disposal of business segment	0.0%	-0.4%	6.1%

Loss before cumulative effect of change in accounting principle	0.0%	-8.2%	-14.0%
Cumulative effect of change in accounting for goodwill impairment	0.0%	0.0%	-32.0%

Net loss	-23.6%	-8.2%	-46.0%

Preferred stock dividends	0.0%	5.4%	6.2%

Net loss applicable to common shareholders	-23.6%	-13.6%	-52.2%

Executive Overview

The Company faced two significant categories of challenges that materially affected our financial results for the year ended December 31, 2004. One of these was “strategic direction,” and the other was “revenue decline.” Management believes that in the course of addressing these challenges, we are in the process of refocusing the Company and executing on a turnaround strategy designed to make the Company profitable and build stockholder value.

Strategic Direction. Our challenges in the area of strategic direction had roots in the Deutsche Bank/Essar transaction that closed on November 5, 2003. As a result of that transaction, which included a Stockholders Agreement executed by our majority stockholders, control of the Company’s Board of Directors shifted to Deutsche Bank and Essar. Within five months of the Deutsche Bank/ Essar transaction, the Company experienced significant turnover in the ranks of senior management, and operated for several months with transitional management. Deutsche Bank and Essar reached an agreement in August of 2004, in which Essar agreed to purchase a substantial portion of Deutsche Bank’s equity and debt positions in the Company, in addition to assuming effective control of our Board. The Company’s Board and its senior management were aligned in October of 2004 with the election of new directors and executive officers, who began moving aggressively to provide the Company with new strategic focus. Because the Company’s renewed strategic focus came late in the 2004 fiscal year, our financial performance for the 2004 fiscal year was impaired by insufficient direction throughout much of the reporting period.

Declining Revenues. Our financial performance in the 2004 fiscal year was significantly affected by declining revenues, with those declines attributed generally to reduced demand for the Company’s services from a handful of key customers. Some of the reduced demand may be attributable to the failure of the Company’s customers to see clear strategic direction, but more importantly, we believe that the circumstances leading to the most dramatic reductions in revenue in the 2004 fiscal year were functions of the industries we serve, and specific to particular clients in those industries. For example, AT&T, the Company’s largest customer, announced its withdrawal from the consumer long-distance industry segment, leading to a steep decline in AT&T’s demand for the Company’s services beginning in July 2004. In addition, Cablevision, our largest customer in the cable industry, decided in the fourth quarter 2003 to wind down and discontinue its contract call services and utilize their available in-house capacity.

Turnaround Challenges: Revenue Stabilization, Cost Rationalization and Liquidity Management. When coupled with our transitory management situation, our sharp decline in revenues put significant pressure on us to efficiently manage a proportionate reduction in variable overhead expenses while maintaining the quality of client service. Beginning with the realignment of our Board and new senior management team in October 2004, the Company took aggressive steps to stabilize our revenue position by immediately communicating to our clients our new leadership focus and by addressing client concerns in the areas of service quality. Towards this end, in the fourth quarter of 2004 and through the subsequent interim period, our senior management, as well as several members of the our Board, have met with our largest customers to reassure those clients that the Company has new strategic direction and is committed to continue to provide customer service of the highest quality.

In addition to stabilizing its existing client portfolio, management has been aggressively pursuing new business to improve the Company’s revenue situation. In the course of meeting with our key customers, management concluded that the Aegis brand is well-regarded in the markets in which we compete, and that our brand provides a platform from which to rebuild our client portfolio. Management believes that a recent string of successes in developing new business and expanding current client engagements is attributed in part to the Company’s strong brand and reputation for exceptional client service. During 2004 and the subsequent interim quarter, the Company has successfully entered into services contracts with five new customers in the utility, telecommunications and financial services industries. In pursuing these new accounts, management is mindful of the risks in concentrating too may revenue accounts in one industry, and have accordingly sought to diversify the industry sectors of the Company’s new engagements to the greatest extent possible.

While shoring up our client relationships and revenue position, management worked to bring variable costs in line with reduced revenues and deal with the liquidity concerns stemming in part from that mismatch in revenues and expenses. As part of our cost-rationalization effort, we closed six call centers in 2004. Management reviewed and took appropriate actions to mitigate and contain risks in certain outbound programs priced on a pay for performance basis, where our revenue is tied directly to commission-type sales received by our customers. Unprofitable programs were canceled and closed, while profitable programs were consolidated into three centers to provide enhanced management attention to detail and operational scale. We believe that our cost-rationalization efforts will position the Company to achieve a positive cash flow by June 2005.

The Company’s sharp decline in revenues during 2004 also caused serious difficulties in financing ongoing operations. Under our credit facility with Wells Fargo Foothill (“Foothill”), the Company’s borrowing base was determined by the lesser of (i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or (ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of certain reserves established by Foothill. As the Company’s revenues declined, so too did the Company’s accounts receivable, resulting in an acute contraction in credit financing availability under the Foothill credit facility. Furthermore, the Company’s declining revenue situation resulted in its failure to meet covenants regarding earnings before interest, taxes, depreciation and amortization, or EBITDA, that are common to the Wells Fargo Foothill Loan and Security Agreement and the Amended and Restated Promissory Notes held by Deutsche Bank and Essar. The Company failed to meet these EBITDA covenants in the months beginning in February 2004 through September 2004, resulting in defaults under each of these agreements. Although the Company was able to execute waivers and amendments of these agreements for the first, second and third quarters of 2004 and cure all outstanding defaults for each interval, the Company’s inability to meet its EBITDA covenant requirements under those agreements underscores the Company’s tight credit situation during the 2004 fiscal year, continuing into the subsequent interim period. The impact of the Company’s constrained credit availability on our critical liquidity needs was particularly acute in late October of 2004, when the Company was able to turn to Essar for a short term loan in the amount of $1.8 Million, of which $0.8 Million has already been repaid.

To address the Company’s credit financing challenges and related impact on liquidity, the Company’s management has aggressively managed its receivables cycle time, reducing the Company’s average days receivable from 74 days to 50 days. Additionally, the Company has successfully replaced the Foothill credit facility with an alternative credit arrangement through Rockland Credit Finance LLC (“Rockland”). In an effort to improve our balance sheet we are in discussion with Essar regarding a proposed transaction in which the Company will sell additional shares of Common Stock to Essar in exchange for Essar’s cancellation of all of the Company’s current indebtedness to Essar, totaling approximately $17.8 Million dollars. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with Essar, and potentially approve the transaction on terms that are in the best interests of the Company.

Refocus of the Company. After its installation in October 2004, the Company’s new senior management team conducted a thorough review of the Company and our competitive position and determined, with the support of the Company’s Board of Directors, that the Company should be refocused by adjusting our core service offerings and supporting operations. Accordingly, the Company will gradually be refocused from a predominantly domestic provider of call services, customer relationship analytics and database management to a provider of business process outsourcing, including capabilities in call services, customer relationship analytics and database management. In the course of its strategic refocusing, the Company will leverage its brand and expertise in inbound and outbound call management to expand into outsourcing business processes in industries including utilities; telecommunications, logistics, utilities, automotive and financial services. To support its expansion into the business process outsourcing arena, the Company intends to adjust its core operations by establishing significant offshore capabilities in India to take advantage of lower labor costs in that country, in addition to making capital investments in a new state of the art information technology platform designed for maximum scalability and less customization. These plans are still largely in the planning stage, although the Company has taken some affirmative steps forward. For example, effective February 14, 2005, the Company reached an agreement with Aegis BPO Services Limited, a wholly owned subsidiary of Essar, for the provision of call center and business process outsourcing services to be provided in India.

In addition to its plans to enter into the business process outsourcing industry, the Company has developed and begun to implement plans to compete in Spanish-speaking markets. In the fourth quarter of 2004, the Company executed an agreement with Hispanic Global to provide call services capabilities in Argentina. Management believes that by adding Spanish call services capabilities, the Company can immediately begin to compete in Spanish-speaking markets in its core in-bound and out-bound call service businesses and eventually leverage those capabilities to provide business process outsourcing in those markets.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

We recognized a net loss applicable to common shareholders of $22.2 million or $0.07 per share for the year ended December 31, 2004, versus a net loss applicable to common shareholders of $19.1 million or $0.33 per share in 2003. Excluding net income from discontinued operations, a gain on sale of the related assets, a gain on the early extinguishment of debt and the cumulative effect of a change in accounting for goodwill, we incurred a net loss from continuing operations of $22.2 million or $0.07 per share for the period ended December 31, 2004, as compared to a net loss from continuing operations of $10.9 million or $0.33 per share for the period ended December 31, 2003.

Revenues. For the year ended December 31, 2004, revenues from continuing operations were $94.3 million versus $139.9 million in the prior year, a decrease of $45.6 million, or 32.6%. The decrease in revenues versus the year ended December 31, 2003 resulted from a number of factors. First, an inbound contract with a cable services provider that expired in the fourth quarter of 2003 was not renewed by the client as they made a decision to consolidate their customer service into their available in-house capacity. This expired inbound contract accounted for approximately 33% of the decrease for 2003 vs. 2004. Second, the decision at the end of June 2004 by AT&T to discontinue its outbound acquisition services accounted for a majority of the 26% decrease in revenue billings on their campaigns 2003 vs. 2004. Additionally, another of our telecommunications clients (who is one of our five largest clients) reduced transaction volumes and a client in the membership services industry ramped down a campaign in the first quarter of 2004. Revenues for the third quarter of 2004 were also negatively impacted by the hurricanes experienced in the southeastern part of the country.

Revenue Mix. Inbound CRM and non-voice services continued to be responsible for the majority of our revenues in 2004. Together those two service areas accounted for approximately 75.6% of our revenues, as compared to 74.1% in 2003. Outbound CRM revenue for 2004 accounted for approximately 24.4% as compared to 25.9% in 2003. The decrease in outbound CRM revenues for 2004 is due to reduced volume for existing client programs.

	Year ended December 31,
	2004	%	2003	%
	(Dollars in millions)
Inbound CRM	$61.6	65.3%	$88.1	63.0%
Outbound CRM	23.1	24.5%	36.3	25.9%
Non-Voice & Other	9.6	10.2%	15.5	11.1%

Total revenues	$94.3	100.0%	$139.9	100.0%

Revenue Concentration. We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients or a significant decline in business with any of these clients individually or as a group, or our inability to collect amounts owed to us by such clients, could have, and have had a material adverse effect on our business. An example of this is the decision by AT&T at the end of June 2004 to discontinue its outbound acquisition services as of August 1, 2004. For the year ended December 31, 2004, four customers each were responsible for at least 10% of our revenues and together accounted for approximately 63% of our revenues as compared to 66% for the prior year comparable period. Our revenue concentration for these four customers for the years ended December 31, 2004 and 2003, plus that of Cablevision, from whom we had no revenue in 2004, was as follows:

		Year ended December 31,
Client	Industry Segment	2004	%	2003	%
		(Dollars in millions)
AT&T	Telecommunications	$24.6	26.1%	$36.4	26.0%
Trilegiant	Membership Services	9.8	10.4%	21.1	15.1%
Qwest	Telecommunications	14.4	15.3%	20.0	14.3%
American Express	Financial Services	10.2	10.8%	14.9	10.7%
Cablevision	Cable Television	—	—%	14.8	10.6%

	Total	$59.0	62.6%	$107.2	76.7%

Our revenues are also concentrated within the telecommunications industry segment. The telecommunications industry was under significant economic pressures throughout 2003 and continued to be in 2004. That revenue concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.

The Company seeks to secure recurring revenues from long-term relationships with companies that utilize customer contact strategies as integral, ongoing elements in their CRM programs. In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client’s CRM needs, we also continue to perform project-based services for certain clients. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones in the future.

In looking to meet the growing demand in the industry for lower cost, offshore-based operations, we have been partnering with WNS North America, Inc., a leading business processing outsourcer with extensive operations in India. However, effective February 14, 2005, we signed an agreement with Aegis BPO Services, Limited, a subsidiary of Essar, to provide additional outsourcing alternatives to our clients for our CRM needs. Offshore capacity provides clients with a highly educated workforce, lower costs and 24-hour coverage. The growth of such offshore-based CRM has outpaced domestic growth in recent years. The Company is attempting to become competitive for this segment of the industry as part of its strategy to increase revenues. However, there can be no assurance that the Company will be successful in competing for this segment of business.

Cost of Services. For the year ended December 31, 2004, cost of services decreased $31.3 million from $99.7 to $68.4 million compared to 2003. As a percentage of sales, cost of services rose slightly over the same period, from 71.2% to 72.3%. The total decrease in cost of sales experienced during the year is due to the reduction in wage expense associated with revenue shortfall for the comparable periods as well as the consolidation and shutting down of call center operations from eleven centers in 2003 to six centers in 2004. The slight increase of cost of services as a percentage of revenue in both periods is a result of revenue declines occurring in advance of, or without a corresponding equal reduction of variable costs.

Selling, General and Administrative Expenses. For the year ended December 31, 2004, selling, general and administrative expenses, SG&A, decreased from $39.9 million to $31.4 million, or from 28.5% of revenues in 2003 to 33.2% of revenues in 2004. The decrease in SG&A is primarily attributable to the elimination of overhead costs due to the reduction in workforce, the closing of client service centers as well as improved management of our self-insured workers compensation plan in this year compared to the comparable period in the prior year. Increases as a percentage of revenue are primarily due to decreases in revenues for 2004 vs. 2003.

Restructuring Charges. We recorded $4.7 million in restructuring charges during the second, third and fourth quarters of 2004 relating to the closure of several call centers and office space located in Terra Haute, IN (3rd quarter); Los Angeles, CA (4th quarter); St. Joseph, MO (3rd quarter); El Segundo, CA (4th quarter); New York, NY (4th quarter); Rocky Mount, NC (4th quarter); Paramus, NJ (2nd quarter); and Atlanta, GA (3rd quarter). Included in the restructuring charges was $0.8 million in severance to key executives and $3.2 million for the removal from operations or disposal or both, of certain leasehold improvements, equipment, furniture, and fixtures from the call centers that were closed.

We recorded $1.6 million in restructuring charges during the second, third and fourth quarters of 2003 relating to the closure a call center located in Arlington, TX (May 2003), and the downsizing of the call center located in Irving, TX (December 2003). Included in the restructuring charges was $0.4 million retention bonus and $0.1 million non-cancelable lease costs.

Depreciation and Amortization. For the years ended December 31, 2004 and 2003, respectively, depreciation and amortization expenses were $8.5 million, or 9.1% of revenues and $11.5 million, or 8.2% of revenues. The reduction in depreciation expense is due to the effects of reduced capital spending, disposal of certain assets due to the closing of certain client service centers and a mature asset base becoming fully depreciated.

Interest Expense, net. Net interest expense decreased $1.8 million from $2.4 million in 2003 to $0.6 million in 2004. The decrease in net interest expense for the year is mainly attributable to the $1.0 million fee charged in November 2003 for the pay-off of the Credit Agreement by the Deutsche Bank/Essar transaction.

Non-cash interest expense. Non-cash interest expense increased $1.1 million from $1.6 million in 2003 to $2.7 million in 2004. The increase in Non-cash interest expense is mainly attributable to amortizing $1.3 million of the discount on the Deutsche Bank/Essar note payable after the $9.9 million pay down in the first quarter of 2004. This was offset by the remaining months of reduced bond discount amortization.

Income Tax Provision. We have historically generated net operating losses for income tax purposes. We recognize a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2022. Management regularly evaluates the company’s ability to realize its deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future. We have allocated a valuation allowance representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. The income tax benefit from the operating losses incurred during 2004, 2003 and 2002 were offset by the Company’s valuation allowance since the benefit would exceed the projected realizable deferred tax asset. The Company has entered into transactions which may have an impact as to the ability to absorb Net Operating Losses in the future based on Section 382 income tax rulings.

At December 31, 2004, the Company had net operating loss carry forwards of approximately $86.6 million and unutilized tax credits of approximately $0.8 million. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carry forwards and tax credits begin to expire from 2013 through 2022. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

Preferred Dividends. Preferred dividends decreased to approximately $0.011 million for the year ended December 31, 2004 from $7.6 million in the prior year. During 2003 dividends on the Series F Preferred Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Stock were paid in additional shares of Series D and E Preferred Stock, respectively. In connection with the November 5, 2003 Deutsche Bank/Essar transaction, all of the Series D and E Preferred Shares and 23,375 in 2003 and 23,375 in 2004, which represent all of the Series F Preferred Shares were converted to Common Stock. See “Notes to Consolidated Financial Statements-11. Preferred Stock.”

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

We recognized a net loss applicable to common shareholders of $19.1 million or $0.33 per share for the year ended December 31, 2003, versus a net loss applicable to common shareholders of $70.8 million or $1.35 per share in 2002. Excluding net income from discontinued operations, a gain on sale of the related assets, a gain on the early extinguishment of debt and the cumulative effect of a change in accounting for goodwill, we incurred a net loss from continuing operations of $10.9 million or $0.33 per share for the period ended December 31, 2003, as compared to a net loss from continuing operations of $27.0 million or $0.68 per share for the period ended December 31, 2002.

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

Revenue Mix. Inbound CRM and non-voice services constituted the majority of our revenues in 2003. Together those two service areas accounted for approximately 74.1% of our revenues, as compared to 80.5% in 2002. Outbound CRM revenue for 2003 accounted for approximately 25.9% as compared to 19.5% for 2002. The increase in outbound CRM revenues for 2003 was due to additional volume for an existing client program.

	Year ended December 31,
	2003	%	2002	%
	(Dollars in millions)
Inbound CRM	$88.1	63.0%	$85.3	62.8%
Outbound CRM	36.3	25.9%	$26.5	19.5%
Non-Voice & Other	15.5	11.1%	$24.1	17.7%

Total revenues	$139.9	100.0%	$135.9	100.0%

Revenue Concentration. In 2003 we depended on several large clients for a significant portion of our revenues. For the year ended December 31, 2003, five customers each were responsible for at least 10% of our revenues, and together accounted for approximately 77% of our revenues. Our revenue concentration for those five customers for the years ended December 31, 2003 and 2002 was as follows:

		Year ended December 31,
Client	Industry Segment	2003	%	2002	%
		(Dollars in millions)
AT&T	Telecommunications	$36.4	26.0%	$30.0	22.0%
Trilegiant	Membership Services	21.1	15.1%	—	—
Qwest	Telecommunications	20.0	14.3%	35.3	26.0%
American Express	Financial Services	14.9	10.7%	17.7	13.1%
Cablevision	Cable Television	14.8	10.6%	—	—

	Total	$107.2	76.7%	$83.0	61.1%

Cost of Services. For the year ended December 31, 2003, cost of services increased $6.2 million to $99.7 million compared to 2002. As a percentage of sales, cost of services rose slightly over the same period, from 68.8% to 71.2%. These costs, which consist primarily of direct labor associated with revenue generation, vary substantially with revenue. The increase year over year is primarily due to data and sales lead costs for an enhanced pay for performance project that began in January 2003 and increased telecommunications costs associated with the increase in revenues. Additionally, as a result of expansion of work from existing clients and new campaigns added during the year, we also incurred additional labor costs associated with training employees for the increase in volumes.

Selling, General and Administrative Expenses. For the year ended December 31, 2003, selling, general and administrative expenses or SG&A decreased to $41.5 million, or 29.7% of revenues from $43.1 million, or 31.7% of revenues for the year ended December 31, 2002. The decrease is primarily due to a slight increase in revenue over the same period as well as the result of the Company’s emphasis on controlling overhead costs. The elimination of overhead costs due to the reduction of headcount from 2002 to 2003 were partially offset by $2.1 million in expenses related to the terminated merger agreement with Allserve and the subsequent closing of the Deutsche Bank/Essar transaction.

Depreciation and Amortization. For the years ended December 31, 2003 and 2002, respectively, depreciation and amortization expenses were $11.5 million, or 8.2% of revenues and $13.0 million, or 9.6% of revenues. The reduction in depreciation expense is due to the effects of reduced capital spending coupled with more mature assets becoming fully depreciated.

Gain on Early Extinguishment of Debt. We retired $15.4 million in subordinated debt with the proceeds of the November 5, 2003 Deutsche Bank/Essar transaction. We paid $8.1 million in cash and recorded a $6.2 million gain on early extinguishment of debt. The gain has been reduced by $1.1 million, which, if not owed to Allserve for the breakup fee, will be distributed to the subordinated debt holders, net of certain expenses, as part of the agreement with Deutsche Bank and Essar.

Restructuring Charges. We recorded $1.6 million in restructuring charges during the second, third and fourth quarters of 2003 relating to the closure a call center located in Arlington, TX (May 2003), and the downsizing of the call center located in Irving, TX (December 2003). Included in the restructuring charges was $0.4 million retention bonus and $0.1 million non-cancelable lease costs.

We recorded $0.9 million in restructuring charges in the second quarter of 2002, related to the closing of our Atlanta call center. Included in the restructuring charges was $0.8 million in non-cancelable lease costs, including costs associated with the future payment of an early buy out, as provided in the lease. The remainder of the charges related primarily to the removal from operations or disposal or both, of certain leasehold improvements, equipment, furniture and fixtures.

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

We have historically generated net operating losses for income tax purposes. In the past, we recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2022. Management regularly evaluates the company’s ability to realize its deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future. As a result, we increased the valuation allowance approximately $9.8 million (a non-cash charge) representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. At June 30, 2002 the carrying amount of the deferred tax asset was reduced to zero ($16.5 million less a valuation allowance of $16.5 million). We have not provided an income tax benefit to the operating losses incurred during 2003 and 2002; as such benefit would exceed the projected realizable deferred tax asset.

At December 31, 2004, the Company had net operating loss carry forwards of approximately $86.6 million and unutilized tax credits of approximately $0.8 million. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carry forwards and tax credits begin to expire from 2013 through 2022. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

Income (loss) from Discontinued Operations On April 12, 2002, we completed the sale of assets of Elrick & Lavidge, our marketing research division, to Taylor Nelson Sofres Operations, Inc., a wholly-owned subsidiary of United Kingdom based Taylor Nelson Sofres plc. Initial cash proceeds from the sale were $12.2 million, which was subject to certain post-closing purchase price adjustments. These purchase price adjustments were ultimately completed pursuant to an agreement dated October 7, 2003, which provided for TNS (1) to receive $0.1 million out of a $0.6 million purchase price escrow fund (the balance of which was paid to us), (2) to retain $0.1 million in trade accounts receivable, and (3) to receive a payment from us of $0.02 million. This resulted in a net purchase price increase of $1.1 million, $0.1 million less than our previously projected increase of $1.2 million. As a result, our reserves were increased by $0.1 million, and the gain on the disposal of this segment was reduced by $0.1 million. The reserves included an amount for a lease, assuming that a buy-out agreement would be reached. When the buy-out agreement fell through, the reserves were increased by $0.5 million in the fourth quarter of 2003 to accrue for the remaining lease costs. The assets sold consisted primarily of accounts receivable, property and equipment, and other assets. The buyer assumed no liabilities, except for executory contracts. We recognized a gain on disposal of the segment of $8.3 million in the quarter ended June 30, 2002, which was reduced, in light of the above settlement, by $0.1 million during the quarter ended September 30, 2003. Elrick & Lavidge’s revenues, reported in discontinued operations, for the year 2002 was $6.2 million. For the year ended 2002, no income tax benefit was attributed to the loss from operations of the discontinued segment and no income tax expense was attributed to the gain on the sale of the segment.

Change in Accounting Principle In connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we completed the transitional goodwill impairment test during the quarter ended September 30, 2002. We engaged a third party to perform the valuation. As a result of the performance of the impairment test, we concluded that goodwill was fully impaired, and accordingly, recognized a goodwill impairment loss of $43.4 million. The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize.

Preferred Dividends.    Preferred dividends decreased to approximately $7.6 million for the year ended December 31, 2003 from $8.5 million in the prior year. During 2003, dividends on the Series F Preferred Shares were not paid in cash, but were added to the investment value of such shares. Dividends on the Series D and E Preferred Stock were paid in additional shares of Series D and E Preferred Stock, respectively. In connection with the November 5, 2003 Deutsche Bank/Essar transaction, all of the Series D and E Preferred Shares and half of the Series F Preferred Shares were converted to Common Stock and the holders of the remaining Series F Preferred Stock waived their rights to dividends. See “Notes to Consolidated Financial Statements-11. Preferred Stock.”

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain information from our statements of cash flows for the periods indicated:

	Year ended December 31,
	2004	2003	2002
	(Dollars in millions)
Net cash provided by (used in) operating activities	$2.9	$(7.0)	$7.2
Net cash provided by (used in) investing activities	1.4	(5.6)	7.3
Net cash provided by (used in) financing activities	(5.8)	13.0	(11.9)
Net cash provided by (used in) discontinued operations	(0.2)	(0.3)	(2.1)

Net increase (decrease) in cash and cash equivalents	($1.7)	$0.1	$0.5

We have historically utilized cash flow from operations, available borrowing capacity under a revolving line of credit, subordinated indebtedness provided by certain of our stockholders, and the issuance of convertible preferred stock to meet our liquidity needs. On January 26, 2004, we entered into a Loan Agreement with Wells Fargo Foothill (Foothill) allowing the company to borrow up to $25 million. The maximum amount available to borrow under the Loan Agreement was determined by the lesser of (i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or (ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of certain reserves established by Foothill. The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. As a result of this agreement, Foothill was granted a continuing security interest in substantially all of our assets. The loan agreement contained restrictions and covenants limiting, among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. Though we were not in compliance during certain months of the year and the non-compliance also resulted in cross defaults with other lenders, the Company was able to execute amended agreements with revised covenants, receiving waivers from all lenders, including Foothill, from all defaults in the loan agreements and related notes. Effective April 4, 2005, the Company replaced the Foothill Facility with an alternative credit arrangement with Rockland. The Company’s management believes that cash flows from operations and funds available from financing activities should be sufficient to meet our current liquidity requirements.

Cash provided by operating activities was $2.9 million in 2004, as compared to cash used of $7.0 million in 2003. The $2.9 million of operating cash flow in 2004 is mainly provided by proceeds received on accounts receivable of $13.8 million offset by operating losses of $22.2 million, and reduced by adjusted non-cash expenses of $14.8 million and payments on accounts payable and accrued expenses of $4.32 million. Accounts receivable dropped from $23.6 million in 2003 to $9.8 million at the end of 2004, adding $13.8 million of cash flow to our operations in 2004. The decrease in receivables was a result of the decrease in revenue from 2003 to 2004 as well as the net effects of improved management on our receivables balance. Conversely, accounts receivables increased $2.7 million from 2002 to 2003, mainly as a result a new membership services agreements entered into in January 2003. Due to the timing of collections for this agreement, there were approximately $4.5 million in accounts receivable over 90 days for this client at December 31, 2003. Those receivables were collected in the first quarter of 2004.

Cash provided by investing activities was $1.4 million in 2004, as compared to cash used of $5.6 million in 2003. The change is primarily attributable to $4.6 million of restricted cash used as collateral for letters of credits covering our workers compensation insurance policies. Those letters of credit had been absorbed by the Foothill credit facility. Total capital expenditures in 2004 were $2.4 million as compared to $0.9 million in 2003. Our capital expenditures consisted primarily of telecommunications equipment and information technology hardware and software required for the upgrade of our operations and the upgrade or replacement of workstations in our existing facilities. The remaining capital expenditures during 2004 consisted mainly of leasehold improvements to leased facilities and were funded with proceeds from operating cash and bank borrowings under our revolving line of credit and loan agreement with Foothill.

Cash used in financing activities was $5.8 million in 2004, as compared to cash provided of $13.0 million in 2003. The change of $18.8 million in 2004 is primarily due to payments of $10.8 million on the Deutsche Bank/Essar notes and $1.1 million of capital lease obligations offset by proceeds of $5.3 million from Deutsche Bank and Essar for warrants exercised during the 2004 fiscal year.

On August 20, 2004, Deutsche Bank and Essar entered into a Put and Call Agreement under which Deutsche Bank had the right to put 80% of its notes due from the Company’s outstanding indebtedness to Deutsche Bank to Essar, and in which Essar had the right to call 80% of the shares of common stock of the Company owned by Deutsche Bank. Deutsche Bank exercised its put right on December 15, 2004, and Essar exercised its call right on December 28, 2004. The Put and Call Agreement had no net effect on the Company’s balance sheet, but only affected the relative proportions of the debt and equity positions in the Company held by Deutsche Bank and Essar.

Subsequent to December 31, 2004, in an effort to improve its balance sheet and attract alternative lines of credit that would potentially replace the Foothill credit facility, the Company and Essar have been in discussions to consummate a transaction in which the Company would sell additional shares of its common stock to Essar in exchange for Essar’s cancellation of the Company’s approximate $17.8 million indebtedness to Essar. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with Essar, and potentially approve the transaction on terms that are entirely fair and in the best interests of the Company.

Effective as of March 15, 2005, Essar has arranged for the posting of two letters of credit to cover certain bonding requirements and workers compensation contingent liabilities of the Company, a credit extension to the Company in the form of stand-by letters of credit to cover certain bonding requirements in place and is currently working to set up letter of credit to cover the Company’s workers compensation contingent liabilities. Additionally, Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3.1 million due 2nd quarter 2004 to various maturities commencing April 30, 2006 to August 30, 2006. Essar has provided to the Company an expression of intent to convert its funded debt of approximately $17.8 million into common stock of the Company. Effective April 4, 2005, the Company entered into a new financing agreement with Rockland to provide working capital funding to the Company (See Subsequent Events). The Company believes that with the turnaround strategy and business plan initiative put in place by the new management team installed during the 4th quarter 2004, additional financing by the posting of the letters of credit arranged through Essar, deferment of short-term debt beyond one year of maturity, and by Essar’s expression of intent to convert its funded debt of $17.8 million into common stock, the Company will be able to continue operations and execute on its plan. Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3 million to cover short-terms gaps, as necessary.

Restricted Cash

On December 31, 2004 and 2003, the Company had restricted cash balance of $0.966 million and $4,629, respectively. Those two outstanding irrevocable letters of credit were valued at approximately $2.9 million and set to expire between February 6, 2005 and July 13, 2005. Those letters of credit were being maintained as security for the self-insured portion of the Company’s workers compensation insurance program and to support licensing requirements related to certain of the Company’s contractual obligations. Effective on March 15, 2005 described above, Essar arranged for the replacement of those letters of credit with two alternative letters of credits, which have been posted by the Company. As a result, the restricted cash collateral is in the process of being released.

Accounts Receivable

Accounts receivable at December 31, 2004 were $10.0 million, as compared to $23.6 million at December 31, 2003. The Company’s revenues and related accounts receivable are concentrated with clients in the telecommunications industry, an industry that has been under significant economic stress. At December 31, 2004, $44.3 million, or 45.3% of the Company’s net trade accounts receivable balance were concentrated in the telecommunications industry, as compared to $10.0 million, or 41.3% at December 31, 2003. At December 31, 2004, none of the Company’s telecommunications related accounts receivable were over 60 days past due. The reserve was adjusted downward at December 31, 2004 to reflect the over accrual reserve based on a review of balances aged at 60 days that had not been collected by February 28, 2005. At future reporting periods, the Company will consider the need for comparable adjustments to the Accounts Receivable Reserve based on individual client credit worthiness and aged balances.

Related Party Short Term Borrowings

The Company’s sharp decline in revenues during 2004 caused serious difficulties in financing ongoing operations. As the Company’s revenues declined, so too did the Company’s accounts receivable, resulting in an acute contraction in credit financing availability under the Foothill credit facility. Furthermore, the Company’s declining revenue situation resulted in its failure to meet covenants regarding earnings before interest, taxes, depreciation and amortization, or EBITDA, that are common to the Wells Fargo Foothill Loan and Security Agreement and the Amended and Restated Promissory Notes held by Deutsche Bank and Essar. The Company failed to meet these EBITDA covenants in the months beginning in February 2004 through September 2004, resulting in defaults under each of these agreements. Although the Company was able to execute waivers and amendments of these agreements for the first, second and third quarters of 2004 and cure all outstanding defaults for each interval, the Company’s inability to meet its EBITDA covenant requirements under those agreements underscores the Company’s tight credit situation during the 2004 fiscal year, continuing into the subsequent interim period. The impact of the Company’s constrained credit availability on its critical liquidity needs was particularly acute in late October of 2004, when the Company was able to turn to Essar for a short term loan in the amount of $1.8 Million, of which $0.8 Million has already been repaid.

On March 21, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The promissory note is in the amount of $1.25 Million in favor of Essar Global Limited. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payment are payable in cash, unless Lender agrees that such interest shall be capitalized and added to the principle amount of the Promissory Note. The Promissory Note may be prepaid at any time without penalty.

Contractual Obligations and Commercial Commitments

The following table sets forth certain information concerning the Company’s contractual obligations and commercial commitments at December 31, 2004, and outlines the Company’s expected future payments to be made under such obligations and commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-Term Debt Obligations	$20.3	$—	$20.3	$—	$—
Capital Lease Obligations	.9	.4	.5	—	—
Operating Lease Obligations	13.6	4.0	6.2	2.5	.9
Purchase Obligations	20.6	7.6	13.0	—	—

Total	$55.4	$12.0	$40.0	$2.5	$.9

The Company has agreements with certain telephone long distance carriers which currently range from 8 months to 33 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2.2 million over a 36-month period. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7.4 million annually for seven years.

At December 31, 2004, the Company accrued $0.29 million related to unused and under accrual usage for the current years commitment of $7.4 million. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond the control of us and other issues related to our business, which significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract effective on October 1, 2004, or the beginning of the revised contract year, which contract runs consecutively for three years to completion at September 30, 2007. We believe the contingency could be in the range from $0 to $0.6 million, and management’s best estimate is $0.29 million, which has been accrued for at December 31, 2004.

On December 31, 2004, the Company had two outstanding irrevocable letters of credit. Those letters of credit totaled approximately $2.9 million in value and were set to expire between February 6, 2005 and July 13, 2005. Those letters of credit were being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain of the Company’s contractual obligations. Effective on March 15, 2005, Essar arranged for the replacement of those letters of credits for two alternative letters of credits which have been posted by the Company. As a result, the restricted cash collateral is in the process of being released

In connection with the Deutsche Bank/Essar transaction on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which the preferred shares of Series F Preferred may be converted, from 34,527,594 to 46,910,503. These amendments took effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated there under. This mailing took place on April 1, 2004, and the amendments became effective immediately upon expiration of the twenty-day waiting period. On April 21, 2004, the remaining 23,375 shares of Series F Preferred Stock were converted into 46,910,503 shares of Common Stock. The transaction was recorded on the accompanying consolidated balance sheet as an increase to common stock and paid-in-capital and a decrease in redeemable convertible preferred stock.

In the comparable prior year period, accrued dividends totaling $2.4 million on the Series D and E Preferred Stock were paid-in-kind and accrued dividends totaling $4.6 million on the Series F Preferred shares were added to the investment value of such shares.

On April 4, 2005, the Company executed a new financing arrangement with Rockland. The agreement provides for a $7.5 million facility based on factored receivables. The cost basis of financing is Wall Street Journal published prime rate plus 2% on funds employed. Management Fees are based on 0.75% of the face value of every invoice purchased for each 30-day period up to 60 days. Thereafter, the fee is 0.45% each 15-day period for an additional 30 days for a total 90-day period. The Company may be required to purchase back outstanding invoices greater than 90 days.

LONG-TERM DEBT

As a condition of obtaining the lender’s consent on the sale of the collateralized assets of Elrick and Lavidge on April 12, 2002, we agreed to reduce the size of the revolving commitment under our then-existing Credit Agreement with Bank of Nova Scotia (“Scotiabank”) and Credit Suisse First Boston (“CSFB”), dated as of December 10, 1999 as amended, to $35.0 million from $49.0 million. During the quarter ended September 30, 2002, in order to reduce costs, we reduced the size of the revolving commitment from $35.0 million to $30.0 million, as we did not believe the loan-borrowing base would necessitate the level of commitment. Upon the sale of Elrick and Lavidge, the margins were fixed at certain levels on LIBOR and prime borrowings until maturity of the agreement.

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

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28.2 million from the Company. Those notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%. Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each note is payable in two installments. On January 28, 2004, $8.0 million of the first required installment of $12.3 million was paid. On March 3, 2004 and March 8, 2004, the Company made payments totaling $2.0 million dollars to Deutsche Bank and Essar. The remaining $2.3 million was amended on March 30, 2004 and extended to January 3, 2005. The second installment of $16.1 million, along with capitalized interest of $0.2 million through March 30, 2004, is due on April 26, 2007. The notes are guaranteed by all of the Company’s subsidiaries.

On January 26, 2004, the Company entered into a Loan Agreement with Foothill allowing the Company to borrow up to $25.0 million with a maturity date of January 26, 2007. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate. The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of the Company’s assets.

During the first quarter 2004, the Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Loan Agreement and the Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10.1 million and $10.1 million. As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. Additionally, while the Company made payments of $10.0 million of the required $12.3 million due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

On March 30, 2004, the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes. In addition, the amended Notes included an extension of the due date for the balance of initial installment payments of $2.3 million to January 3, 2005. The principal amounts of the amended Notes were increased to include capitalized interest of $166 thousand through March 30, 2004. At March 31, 2004, the Company was in compliance of the revised covenants for the Loan Agreement and the Amended and Restated Secured Promissory Notes.

The Company was not in compliance with the amended EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending April 30, May 31, and June 30, 2004, resulting in defaults and cross-defaults under those agreements. On August 23, 2004, the Company executed amended agreements with revised EBITDA and capital expenditure covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes. Without the waivers and amended agreements dated August 23, 2004, the Company would not have been in compliance with the revised EBITDA and capital expenditure covenants for the Loan Agreement and the Notes at July 31, 2004. With the waivers and amended agreements dated August 23, 2004, the Company was in compliance with all covenants.

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

At December 31, 2004, the Company was in compliance with all covenants associated with its loan agreements in place immediately prior to the November 5, 2003 Deutsche Bank/Essar transaction.

Subordinated Indebtedness

In accordance with the terms of our then-existing senior and subordinated loans, as well as the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid and/or forgiven, and all warrants were canceled. The termination of the Company’s agreement to be acquired by AllServe resulted in the possibility of a break-up fee of up to $1.1 million, owed to AllServe. The $1.1 million fee was reserved as a partial reduction of the gain on early extinguishment of debt at December 31, 2003. Any part of the $1.1 million reserved for the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses. See Item 1. Business—Deutsche Bank/Essar Transaction.

Note Receivable

Aegis holds a judgment in the approximate amount of $2.2 million, excluding prejudgment interest, against Michael G. Santry, a former officer and director of Aegis. The judgment arises from a secured promissory note made by Mr. Santry in 1997 and payable to Aegis. Mr. Santry filed a bankruptcy petition in 2004. Aegis continues to pursue an action in Colorado state court to recover a portion of the collateral securing the promissory note. Because Mr. Santry was an affiliate and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders’ equity in the fourth quarter of 1999. Any amounts recovered as a result of the judgment will be recorded as capital upon receipt. As of December 31, 2004, no monies had been recovered as a result of the judgment.

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

Goodwill

In 2002, we changed our method of accounting for certain intangibles, including acquisition goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including acquisition goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. As a result of the performance of the impairment test, we concluded that acquisition goodwill was impaired, and accordingly, recognized a goodwill impairment loss of $43.4 million. The non-cash impairment charge was reported as a cumulative effect of an accounting change retroactive to January 1, 2002, in accordance with the provisions of SFAS 142. The goodwill impaired was related to prior acquisitions for which the perceived incremental value at time of acquisition did not materialize. We did not recognize any goodwill impairment for the years ended December 31, 2004 or 2003.

Accounts Receivable

Trade receivables are comprised primarily of amounts owed to Aegis through its CRM services and are presented net of an allowance for doubtful accounts. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments. The amount of the allowance for doubtful accounts is calculated as follows: Account balances over 90 days past due are specifically identified, reviewed and reserved, based upon management’s best estimate. An additional reserve amount equal to two percent of the remaining accounts receivable balance is added to the amount for which a specific reserve was established based on historical trends. This combined amount comprises the balance in the allowance account. The adequacy of the reserve is periodically reviewed to determine its appropriateness. Receivable accounts are reviewed on a regular basis for collectibility. If collectibility of the account is no longer assured, then the amount is written-off against the allowance account. The reserve was adjusted downward at December 31, 2004 to reflect the over accrual reserve based on a review of balances aged at 60 days that had not been collected by February 28, 2005. At future reporting periods, the Company will consider the need for comparable adjustments to the Accounts Receivable Reserve based on individual client credit worthiness and aged balances.

Revenue recognition

Revenues earned under contracts to provide customer solutions are based on telephone call time incurred per minute and/or on individual customer sales transactions handled and processed. Such revenue is recognized immediately on the completion of the related services that are performed at rates negotiated under client contracts. Revenue earned under contracts that are based on successful sales or pay for performance contract arrangements are recognized on the date the sale is verified by the customer and invoiced accordingly. Clients are provided with the ability to audit documentation in support of their respective billings. While management believes all such billings are proper and accurate, the Company periodically records reserves against revenues representing management’s best estimate of any potential billing adjustments or concessions that may be made as a result of such audits. Please refer below to notation of and compliance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition”.

In January 2003, the Company entered into a services agreement with Trilegiant Corporation (“Trilegiant”). Under the agreement, the Company, via forwarded call transfers, offers Trilegiant membership services to individuals. The Company is obligated to pay Trilegiant for the call transfers and recognizes this expense as a cost of services. When an individual agrees to enroll in the membership services program, a sale is made and the Company receives a commission from Trilegiant after the trial period is completed and Trilegiant has successfully billed the member. Sold memberships are subject to cancellation by the member with prorated refunds of membership fees.

Because the member can cancel their membership after the date of sale, the Company uses historical cancellation information to record revenue for the period. The estimated amount of revenue recorded under the contract is determined by applying the historical cancellation rates to the gross amount of membership commissions. If the actual cancellation rate for the period is different from that used to determine revenue at the time of sale, a resulting adjustment is made to revenue and accounts receivable.

According to SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, revenue recognition is appropriate if all of the following are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

The Company feels that the amount of revenue recognized under this contract for the years ending December 31, 2004 and 2003 is appropriate.

Deutsche Bank/Essar transaction – Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants

On November 5, 2003, the Company signed definitive documents to effect an investment in the Company by Deutsche Bank and Essar. In the transaction, Deutsche Bank and Essar provided approximately equal portions of a $28.2 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock. The Company accounted for the warrants and notes payable issued under the Deutsche Bank and Essar transaction in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Deutsche Bank and Essar had been issued initial and subsequent warrants to purchase 527,661,932 shares of common stock. APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the initial warrants at $4.4 million. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. As a result of making $10.0 million in principal payments on the Notes during the first quarter of 2004, the Company recognized $1.4 million in accelerated amortization of the discount on notes payable during the period. On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2.6 million. These funds were used to reduce outstanding debt under the new line of credit and make capital investments. On August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2.6 million. These funds were used to reduce outstanding debt and make capital investments.

The November 5, 2003 Essar and Deutsche Bank transaction expenses of $0.4 million were treated as debt issuance costs in accordance with APB No. 21, “Interest on Receivables and Payables” and are being amortized over the life of the notes. All other expenses associated with the deal were expensed and recorded in selling, general and administrative expenses.

Gain on early extinguishment of debt

The Company was required, by the existing loan terms, to repay or otherwise retire its existing loan obligations with the proceeds of the Deutsche Bank and Essar transaction. To the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes, resulting in a $6.2 million gain on early extinguishment of debt. The termination of the Company’s agreement to be acquired by AllServe resulted in the possibility of a break-up fee of up to $1.1 million, owed to AllServe. Any part of the $1.1 million reserved for the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1.1 million.

Impairment of long-lived assets

On January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Management periodically evaluates the carrying value of our assets to determine if future operating results are adequate to cover the carrying value of those assets. In the event that facts and circumstances indicate that the value of property and equipment or other long-term assets may be impaired, an evaluation of recoverability is performed. Indicators may include continued future operating losses as well as the disposal of a material asset before the end of its estimated useful life. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is required.

Income taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2004, we had deferred tax assets in excess of deferred tax liabilities of $30.8 million. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe that it is more likely than not that any such assets will not be realized, resulting in a valuation allowance of $30.8 million. On a quarterly basis, we evaluate the need for this valuation allowance based on the expected realizability of our deferred tax assets and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

At December 31, 2004, the Company had net operating loss carry forwards of approximately $86.6 million and unutilized tax credits of approximately $0.8 million. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carry forwards and tax credits begin to expire from 2013 through 2022. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

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

Accounting for Contingencies

In the ordinary course of business, Aegis has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 requires the

Company to record an estimated loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the ranges shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company’s accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company’s financial statements could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of December 31, 2004, accruals for loss contingencies, excluding estimated legal fees to defend the Company against currently pending matters, totaled $0.3 million and are included in accrued liabilities in the accompanying consolidated balance sheet. The Company accrued a reserve of $1.1 million for the benefit of the subordinated debtholders at December 31, 2004, pending outcome of the Allserve litigation. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1.1 million. This amount was not accounted for as a contingency, as it is not possible to accurately predict the outcome of this lawsuit at this time. The managements’ best estimate of future costs to defend the AllServe lawsuit is approximately $0.7 million. This will be offset against settlement to be paid to subordinated debtholders and has not been accrued separately in the balance sheet.

The Company has agreements with certain telephone long distance carriers which currently range from 8 months to 33 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2.2 million over a 36-month period. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7.4 million annually for seven years.

At December 31, 2004, the Company accrued $0.29 million related to unused and under accrual usage for the current years commitment of $7.4 million. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond the control of us and other issues related to our business, which significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract effective on October 1, 2004 the beginning of the revised contract year, which runs consecutively to September 30, 2007. We believe the contingency could be in the range from $0 to $0.6 million, and management’s best estimate is $0.29 million which has been accrued for at December 31, 2004.

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation giving to us a financial grant of $0.9 million initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. We must employ at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the grant. As we had the New York office in operation for a time during 2004 we could be held accountable at December 31, 2005 for approximately 75% (or upto 100% based on special recapture terms) of the grant repayment if we fail to maintain at least 260 full-time permanent employees in place. Accordingly in 2004, the Company has accrued an expense of approximately $0.9 million for potential repayment of the grant to the New York State Urban Development Corporation.

The Company has employment agreements with both Richard Ferry, Chief Executive Officer, and Kannan Ramasamy, Chief Operating Officer. The employment agreements provided for, upon adoption of an employee stock option plan, grants of options to purchase the Company’s common stock of 6.9 million shares for Mr. Ferry, and 3.45 million shares for Mr. Ramasamy. The price of those options is the closing market price of the Company’s common stock on the date of grant, with the options vesting in three equal annual installments and terminating ten years from date of grant.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revised SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for periods beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

RISK FACTORS INFLUENCING FUTURE RESULTS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information in this Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. Terms such as “anticipates”, “believes”, “estimates”, “expects”, “plans”, “predicts”, “may”, “should”, “will”, and “intends,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to those summarized below:

Results of Operations

The Company has historically incurred losses. The Company experienced net losses of $22.2 million, $11.5 million and $62.3 million for the years ended December 31, 2004, 2003 and 2002 respectively. The Company incurred operating losses from continuing operations of $22.2 million, $10.9 million and $27.0 million for the years ended December 31, 2004, 2003 and 2002 respectively. While we believe that we will be able to reduce such losses and become profitable in future periods, there can be no assurance that we will be able to do so.

Control by Principal Shareholders

Essar owns at December 31, 2004, 63% of the voting issued and outstanding Common Stock of the Company.

Under the terms of a Stockholders Agreement among Deutsche Bank and Essar, Deutsche Bank and Essar each initially had the right to nominate three of the ten board members. Subsequently, Deutsche Bank assigned its right in this regard to Essar. The President and Chief Executive Officer, along with three independent directors will be the remaining four board members. Any major decision must be approved by at least three-fourths of the directors, which must include at least one Deutsche Bank director and one Essar director. As a result, Deutsche Bank and Essar can exercise significant control over the outcome of substantially all matters that require a Board of Directors or shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis Communications Group, Inc. In addition, since our officers serve at the pleasure of the Board of Directors, Deutsche Bank and Essar may be able to exert influence over day-to-day operations. Additionally, each committee of the Board will be constituted so that the number of Deutsche Bank Designees (as defined in the Stockholders Agreement) and Essar Designees (as defined in the Stockholders’ Agreement) on any such committee is as nearly as possible in the same proportion as the number of Deutsche Bank Designees and Essar Designees on the entire Board.

The Stockholders Agreement provides that the parties to the agreement satisfy a “right of first offer” to the others prior to a transfer of shares to a third party. The Stockholders Agreement also provides that the parties provide each other with certain “tag-along” rights in the event of a sale or transfer of shares to a third party. The Stockholders’ Agreement and the Bylaws also provide that certain major decisions will require the affirmative vote of not less than three-fourths of the directors of the Board and the agreement of at least one Deutsche Bank director and one Essar director. The list of major decisions include:

•	Issuing shares, including any indebtedness convertible into shares, or any other form of equity in Aegis Communications Group, Inc. or any subsidiary of Aegis Communications Group, Inc. other than a) granting options to directors or employees of Aegis Communications Group, Inc. pursuant to any incentive or other benefit plan adopted by the Board, b) issuing shares of common stock pursuant to the exercise of such options or any other securities outstanding and c) issuing shares of common stock or any security, including any debt convertible into shares of common stock, or any other form of equity in Aegis Communications Group, Inc., in one or more offerings;

•	Adoption of any stock-based employee benefit plan by Aegis Communications Group, Inc.;

•	Incurring debt or entering into guarantees for borrowed money (excluding trade payables) in excess of $2.5 million in a 12-month period, subject to certain exceptions;

•	Selling, leasing, pledging or granting a security interest or encumbrance in all or substantially all of Aegis Communications Group, Inc.’s or any subsidiary of Aegis Communications Group, Inc.’s assets, except in connection with the incurrence of indebtedness for borrowed money that does not involve a major decision in excess of $2.5 million as noted above;

•	Acquiring (whether through an asset purchase, merger, equity purchase or otherwise) any assets (excluding acquisitions of raw materials and supplies in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2.0 million;

•	Selling or otherwise disposing of any assets (excluding sales or other dispositions of inventory in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2.0 million;

•	Amending the Bylaws or the Certificate of Incorporation of Aegis Communications Group, Inc.;

•	Any Change of Control Transaction;

•	Executing or delivering any assignment for the benefit of creditors of Aegis Communications Group, Inc.;

•	Filing any voluntary petition in bankruptcy or receivership with respect to Aegis Communications Group, Inc.;

•	Taking any action while there is a vacancy on the Board, including without limitation the filling of such vacancy, except in accordance with the terms of the agreement; and

•	Changing the size or composition of the Board except in accordance with the agreement.

Although we expect that our board of directors will be able to resolve major business issues, we cannot assure you that deadlocks will not occur.

Shares Available for Future Sale

Essar and Deutsche Bank own approximately 63% and 17% respectively of the Company’s common stock. Although Essar and Deutsche Bank and other affiliates of Aegis Communications Group, Inc. are restricted to some extent from reselling their respective shares of our common stock under applicable securities laws, both possess registration rights with respect to the shares of capital stock they own that can be exercised at any time. We cannot predict the effect that future sales of stock, especially by Essar and Deutsche Bank, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the conversion of preferred stock or the exercise of stock options), and even the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. Essar currently intends to negotiate with the Company to acquire additional shares of the Company’s common stock by excluding the $17.8 million of the Company’s debt currently held by Essar for the Company’s common stock. This will, if and when completed, significantly increase the percentage of the Company’s common stock held by Essar and dilute the percentage holdings of the other stockholders.

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

Reliance on Major Clients

Historically a few major clients have accounted for the bulk of our revenue. In 2004, four separate clients accounted for approximately 26%, 15%, 11%, and 10% of our revenues. Relying on one or a few major clients includes a number of more specific business risks that may adversely impact our ability to derive revenue from the client, including:

•	The risk that a client unilaterally decides to curtail or terminate marketing programs;

•	The risk that service or billing disputes may adversely impact the client’s desire to utilize the provider’s services;

•	The risk that the customer may decide to reduce the number of providers of the subject services or otherwise consolidate its operations;

•	The risk that financial, competitive or operational pressure on the client may inhibit its ability to purchase services from outside providers or prompt the client to negotiate lower fees for services provided; and

•	The risk of adverse financial impact to us if the client is unable to meet the payment terms of open receivables as billed by Aegis Communications Group, Inc.

For example, in the third quarter of 2004, AT&T decided to withdraw their marketing efforts in the consumer long distance market. This impacted us, forcing the closure of two centers located in California as well as taking the New York City center dark. Other customers may do the same. Many of our clients are concentrated in the telecommunications and financial services industries. A significant downturn in any of these industries or a trend away from their use of telephone-based sales or outsourced customer relationship management services could materially and adversely affect our business. Although we believe our relations with our major clients are good, the loss of one or more of our major clients could have a material adverse effect on our operating results. See “Item 1. Business—Reliance on Major Clients.”

Leverage and Future Capital Requirements

At December 31, 2004, we had long-term capital leases of approximately $0.5 million and notes payable of $17.8 million (net of discounts), which results in a total debt to total capitalization ratio of approximately 255.2%. Our tangible net book value was approximately negative $11.9 million at December 31, 2004. Although we used proceeds from the Foothill financing transaction to satisfy some of our debt for the Deutsche Bank/Essar, our leverage could adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes and could make our business more vulnerable to economic downturns and competitive pressures. Our future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, efforts to expand existing operations and capital expenditures. We entered into an agreement for credit financing with Rockland Credit Finance LLC on April 4, 2005. The credit financing agreement has an initial term of one year, and unless terminated, the credit agreement will automatically renew for subsequent one year periods. By its terms, that credit financing agreement allows us to select, sell and assign certain of our accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits us from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects our selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. We terminated our revolving credit facility with Foothill in order to enter into this agreement for credit financing with Rockland, which we believe this will provide access to a greater amount of available cash than was available under the Foothill credit facility.

Factors Affecting Ability to Manage and Achieve Growth

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

Dependence on Outsourcing Trend and Industries Served

Our growth depends in part on continued demand for our services prompted by the outsourcing trend, as well as continued growth in the industries we serve. If the interest in outsourcing declines or there is a significant downturn in the telecommunications, financial services, consumer products, entertainment or other industries, we could be materially and adversely affected. The telecommunications and financial services industries continued to be under significant economic pressure during 2004.

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

In addition, the stock market generally has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. Since July 9, 1998, the market price per share of our common stock has ranged from $3.50 to $0.01. On March 31, 2005, the closing price for our stock was $0.15.

Potential Fluctuations in Quarterly Operating Results

We could experience quarterly variations in revenues and operating income due to many factors, including:

•	The commencement or termination of significant CRM programs;

•	The timing of clients’ marketing campaigns and customer service programs;

•	The timing of additional SG&A expenses incurred to acquire and support new business;

•	Changes in our revenue mix among our various service offerings; and

•	Price competition.

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

During 2000, the United Steelworkers of America (“USWA”) undertook an effort to organize our call center workforce located in Elkins, West Virginia. We believe that a unionized workforce would be contrary to our best interests, and to our employees’, customers’ and shareholders’ best interests as well, and accordingly, vigorously opposed the unionization effort. Although the USWA ultimately withdrew its election petition in Elkins, there can be no assurances that the USWA or another union will not endeavor to organize our workforce in Elkins or other call center locations. Unionization of our workforce could materially and adversely affect our results of operations.

Competition

Our industry is very competitive. We cannot assure you that, as the CRM industry continues to evolve, additional competitors with greater resources than ours will not enter the industry or that our clients will not choose to conduct more of their telephone-based sales or customer relationship management activities internally. Further, the impact of non-U.S. companies entering our industry with lower operating costs, the development of new forms of direct sales and marketing techniques such as interactive home shopping through television, computer networks, including the Internet and other media, could adversely effect the demand for our services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the Internet as a tool by our clients could reduce the demand for certain of our offered services. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although we attempt to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. See “Item 1. Business—Industry and Competition.”

Reliance on Technology and Computer Systems

We rely on specialized telecommunications and computer technology to meet our clients’ needs. We will need to continue to select, invest in and develop new and enhanced technology to remain competitive. Our future success will also depend on our operational and financial ability to develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our business is highly dependent on our computer and telephone equipment and software systems, the temporary or permanent loss of which could materially and adversely affect our business.

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

Expansion of Primary Business Model

We are in the planning stages of expanding our primary business model to include business process outsourcing services. This may require strategic investments in technology and the increase of our off-shore delivery capabilities, principally in India and South America. There can be no assurance that we will be successful in this regard.

Other Uncertainties

We discuss other operating, financial or legal risks or uncertainties in this Form 10-K in specific contexts and in our other filings with the SEC. We are also subject to general economic risks, the risk of loss of a major customer and other risks and uncertainties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk associated with the floating rate portion of the interest charged on the Deutsche Bank/Essar note payables. The Deutsche Bank/Essar note payables, which mature on April 26, 2007, bear interest at fluctuating rates based on the prime rate and/or LIBOR. Our exposure to interest rate risk due to changes in the prime rate or LIBOR is not expected to be material and, at December 31, 2004, the fair value of the Loan Agreement approximates its related carrying value because the obligation bears interest at the current market rate.

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

As required by rule 13a-15(b), Aegis management, including the Chief Executive Officer and the Chief Operating Officer (who currently performs the functions of the Chief Financial Officer), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Aegis’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Operating Officer concluded that Aegis’ disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by rule 13a-15(d), Aegis management, including the Chief Executive Officer and the Chief Operating Officer, also conducted an evaluation of Aegis’ internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aegis’ internal control over financial reporting. During the preparation of the Company’s financial statements as of and for the year ended December 31, 2004, and in conjunction with management’s assessment of the Company’s internal controls over financial reporting as of that date, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weaknesses identified below. As a result of this conclusion, the Company has initiated the changes in internal control also described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting

Lack of Adequate Accounting Staff

During the course of the audit several accounting errors were identified by BDO Seidman LLP (BDO) and researched and appropriately adjusted in the financial statements by management. BDO questions the depth and experience of the accounting staff responsible for preparing and closing the General Ledger for the Company’s 2004 10-K.

The Company was aware of its staffing needs and took steps to address its understaffed Finance and Accounting team. To correct this material weakness, on December 28, 2004, the Company engaged an independent contractor as Vice President of Finance, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. On January 3, 2005, the Company engaged an independent contractor, who is also a CPA with extensive experience, to lead its Sarbanes-Oxley compliance efforts. On February 16, 2005, the Company hired an Accounting Manager, who is also a CPA with SEC reporting experience. We feel these additions to the Company’s Finance and Accounting team will improve the quality of future period financial reporting.

Revenue Recognition Process enhancements

BDO identified the Company’s reliance on manual calculations and interventions in its revenue recognition process.

To correct this material weakness, the Company intends to use two distinct customer accounts to calculate monthly billings, due to the fact that the Company’s customer contracts vary with respect to when the Company will be paid for its services. The Company is in the process of preparing model billing templates based on the two general methods through which the Company is paid for its services. When those templates are complete, they will be implemented for the Company’s customers accounts and considered for automation.

Other current actions by management to correct this deficiency include a review of all customer contracts to ensure that all customer contract files are up to date. An initial draft of the report that has been prepared in this regard is currently under review and should be complete by the end of April 2005. Effective with the March billings to be prepared in early April, the Company’s accounts receivable specialist will prepare a schedule comparing the actual billings by customer for the month to the monthly revenue estimates derived and reviewed in the Company’s weekly operations meeting. The Company’s Vice

President of Finance and the appropriate Vice President responsible for the overall customer relationship will approve this schedule prior to mailing the customer invoices.

Timely Closing of the Books

Management identified a material weakness based on the Company’s delay in closing its books for non-quarter end months during the first quarter 2005.

To correct this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists will be developed and implemented March 2005 for the 1st quarter 2005 close process and utilized in the preparation of the 1st quarter 2005 Form 10-Q and subsequent period ends.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Audit Committee Financial Expert,” and “Audit Committee” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

This information will be contained in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Compensation of Directors and Executive Officers” and is incorporated herein by reference. Information in the definitive proxy statement section entitled “Report of the Compensation Committee of the Board of Directors” and in the subsection entitled “Performance Graph” are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in our definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Corporate Governance” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) FINANCIAL STATEMENTS

See “Index to Consolidated Financial Statements” included on page F-1 of this Annual Report on Form 10-K for a listing of the financial statements filed as a part of this Annual Report on Form 10-K.

(2) FINANCIAL STATEMENT SCHEDULES

Aegis Communications Group, Inc.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Net Write-Off	Balance at End of Year
Year Ended December 31, 2004:
Allowance for doubtful accounts	$541	$(388)	$66	$87
Deferred tax asset valuation allowance	$20,915	$9,870	$—	$30,785

Year Ended December 31, 2003:
Allowance for doubtful accounts	$639	$747	$(845)	$541
Deferred tax asset valuation allowance	$18,438	$2,477	$—	$20,915

Year Ended December 31, 2002:
Allowance for doubtful accounts	$512	$291	$(164)	$639
Deferred tax asset valuation allowance	$6,709	$11,729	$—	$18,438

(b)	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s common stock (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).

4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended June 30, 1994).

4.3	Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, dated November 5, 2003 (Incorporated by reference to Exhibit 4.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.4	Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated November 5, 2003 (Incorporated by reference to Exhibit 4.8 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.5	Common Stock Warrant issued to Essar Global Limited, dated April 21, 2004 offering warrants to acquire common shares of the registrant (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003)

4.6	Common Stock Warrant issued to Deutsche Bank AG-London acting through DB Advisors, LLC, dated April 21, 2004, offering warrants to acquire common shares of the registrant. (Incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003)

10.1	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.2	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.3	Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.27 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2001).

10.4	Employment Agreement dated October 13, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Thomas P.G. Franklin (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2000).

10.5	Employment Agreement dated July 16, 2001, by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ending September 30, 2001).

10.6	Employment Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated December 3, 2001 (Incorporated by reference to Exhibit 10.34 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2001).

10.7	Employment Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and it subsidiaries dated August 28, 2000 (Incorporated by reference to Exhibit 10.32 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.8	Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.36 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.9	Agreement between Thomas P.G. Franklin and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.37 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.10	Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.38 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.11	Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.12	Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company’s Preliminary Proxy Statement filed on July 30, 2003).

10.13	Note and Warrant Purchase Agreement dated as of November 5, 2003 by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor and Essar Global Limited (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.14	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,087,352 from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.15	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,143,815 from the Company to Essar Global Limited (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.16	Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.17	Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.18	Subsidiary Guaranty dated as of November 5, 2003 (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.19	Loan and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.47 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded)

10.20	Amended and Restated Secured Promissory Note, dated as of January 28, 2004, in the original principal amount of $10,087,352 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC 2003 (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.21	Amended and Restated Secured Promissory Note, dated as January 28, 2004, in the original principal amount of $10,143,815 payable to Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.49 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.22	General Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as agent for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.23	Trademark Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.24	Copyright Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.25	Stock Pledge Agreement, dated as of January 26, 2004, by Aegis Communications Group, Inc. and certain of its subsidiaries signatory thereto in favor of Wilmington Trust Company (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.26	Amendment No. 1 to Subsidiary Guaranty, dated as of January 26, 2004, among Advanced Telemarketing Corporation, IQI, Inc., LEXI International, Inc., Interserv Services Corporation, Deutsche Bank AG London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee 2003 (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.27	Collateral Trustee Agreement, dated as of January 26, 2004, among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, Deutsche Bank AG—London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (2003 (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.28	Trademark Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.29	Copyright Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.57 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.30	Amendment Number 1 to and Waiver and Consent Under Loan and Security Agreement, dated as of March 30, 2004, among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.31	Waiver Under Amended and Restated Secured Promissory Notes, dated as of March 30, 2004, between Aegis Communications Group, Inc., Deutsche Bank AG—London and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.59 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.32	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,170,266 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC 2003 (Incorporated by reference to Exhibit 10.60 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.33	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,227,340 payable to Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.61 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.34	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and John Scot Brunke dated March 31, 2004, (Incorporated by reference to Exhibit 10.16 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.35	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Angelo Macchia dated March 31, 2004, (Incorporated by reference to Exhibit 10.17 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.36	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Thomas P.G. Franklin dated March 31, 2004, (Incorporated by reference to Exhibit 10.18 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.37	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Joseph Marinelli dated March 31, 2004, (Incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.38	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Herman M. Schwarz dated April 4, 2004, (Incorporated by reference to Exhibit 10.20 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.39	Bonus agreement by and between Aegis Communications Group, Inc., and Lee O. Waters dated April 1, 2004, (Incorporated by reference to Exhibit 10.21 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.40	Amendment number 3 to and waiver under loan and security agreement between Aegis Communications Group, Inc. and Wells Fargo Foothill, Inc. dated August 23, 2004, (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2004).

10.41	Third amended and restated secured promissory note between Aegis Communications Group, Inc. and Essar Global Limited dated August 23, 2004, (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2004).

10.42	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Richard Nelson Ferry dated September 30, 2004, (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.43	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Kannan Ramasamy dated September 30, 2004, (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.44	Promissory note between Aegis Communications Group, Inc. and Essar Global Limited dated October 22, 2004, (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.45	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and John Scot Brunke dated November 11, 2004, (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.46	Amended number 4 to and waiver under loan and security agreement between Aegis Communications Group, Inc. and subsidiaries, and Wells Fargo Foothill, Inc. dated November 12, 2004, (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.47	Fourth amended and restated secured promissory note by and among Aegis Communications Group, Inc., and Deutsche Bank AG London acting through DB Alternative Trading, Inc. (Formerly known as DB Advisors, LLC) dated November 22, 2004, (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.48	Fourth amended and restated secured promissory note by and between Aegis Communications Group, Inc., and Essar Global Limited dated November 22, 2004, (Incorporated by reference to Exhibit 10.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.49	Secured Promissory Note, dated December 15, 2004, in the original principal amount of $7,443,947.62 between Aegis Communications Group, Inc. and Essar Global Limited, (filed herewith).

10.50	First Amended and Restated Promissory Note, dated January 3, 2005, in the original principal amount of $1,006,162.40, payable to Essar Global Limited (filed herewith).

10.51	First Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $7,453,885.29 (filed herewith).

10.52	Fifth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $ $9,376,855 payable to Essar Global Limited (filed herewith).

10.53	Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $1,863,471.32, payable to Deutsche Bank AG— London acting through DB Alternative Investments, Inc. (filed herewith).

10.54	Master Factoring Agreement, dated April 4, 2005, between Aegis Communications Group, Inc. and Rockland Credit Finance, LLC (filed herewith).

10.55	Multiple Guaranty of Payment, dated as of April 4, 2005, between Aegis Communications Group, Inc. and its subsidiaries and Rockland Credit Finance, LLC (filed herewith).

10.56	Promissory Note, dated March 21, 2005, in the original principal amount of $1,250,000, payable to Essar Global Limited (filed herewith).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the registrant’s Form 10-K Annual Report for the year ended June 30, 1998).

23.1	Consent of BDO Seidman, LLP, dated March 31, 2004 (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

Copies of the above Exhibits are available to stockholders of current record at a charge of $0.50 per page, minimum of $5.00 each. Direct requests to:

Aegis Communications Group, Inc.

Attention: Secretary

8001 Bent Branch Drive

Irving, Texas 75063

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: April 15, 2005	By:	/s/ RICHARD FERRY
Richard Ferry
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2005	By:	/s/ RICHARD FERRY
Richard Ferry,
President and Chief Executive Officer, Director

Dated: April 15, 2005	By:	/s/ KANNAN RAMASAMY
Kannan Ramasamy,
Chief Financial Officer and Principal Accounting Officer

Dated: April 15, 2005	By:	/s/ MADHU VUPPULURI
Madhu Vuppuluri,
Director

Dated: April 15, 2005	By:	/s/ KAMALNAYAN AGARWAL
Kamalnayan Agarwal
Director

Dated: April 15, 2005	By:	/s/ RASHESH CHANDRAKANT SHAH
Rashesh Chandrakant Shah,
Director

Dated: April 15, 2005	By:	/s/ PRAMOD SAXENA
Pramod Saxena,
Director

Dated: April 15, 2005	By:	/s/ RAVI RUIA
Ravi Ruia,
Director

Dated: April 15, 2005	By:	/s/ JOHN MICHAEL LIND
John Michael Lind,
Director

Dated: April 15, 2005	By:	/s/ RAJIV AGARWAL
Rajiv Agarwal,
Director

Dated: April 15, 2005	By:	/s/ ANSHUMAN S. RUIA
Anshuman S. Ruia,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Aegis Communications Group, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of Aegis Communications Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2004, 2003 and 2002. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As described in Note 1, management has plans to continue working with Essar Global Ltd. And Essar Group Companies, a majority stockholder of Aegis Communications Group, to restructure debt and provide additional financing.

/s/ BDO Seidman LLP

Dallas, Texas

April 14, 2005

Aegis Communications Group, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues	$94,327	$139,861	$135,894
Operating costs:
Cost of services	68,426	99,667	93,492
Selling, general and administrative expenses	31,357	39,884	43,118
Depreciation and amortization	8,521	11,462	13,013
Restructuring charges	4,742	1,645	900

Total operating expenses	113,046	152,658	150,523

Operating loss	(18,719)	(12,797)	(14,629)
Gain on extinguishment of debt	—	(6,199)	—
Interest expense, net	634	2,385	1,160
Non-cash interest expense	2,742	1,613	1,565

Loss from continuing operations before income taxes	(22,095)	(10,596)	(17,354)
Current taxes	145	300	(107)
Deferred taxes	—	—	9,778

Net loss from continuing operations	(22,240)	(10,896)	(27,025)

Discontinued operations:
Loss from operations of discontinued segment	—	—	(94)
Estimated gain (loss) on disposal of business segment	—	(569)	8,283

Loss before cumulative effect of change in accounting principle	(22,240)	(11,465)	(18,836)
Cumulative effect of change in accounting for goodwill impairment	—	—	(43,448)

Net loss	(22,240)	(11,465)	(62,284)

Preferred stock dividends	11	7,608	8,468

Net loss applicable to common shareholders	$(22,251)	$(19,073)	$(70,752)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.07)	$(0.33)	$(0.68)
Discontinued operations	—	—	0.16
Cumulative effect of change in accounting principle	—	—	(0.83)

Net loss applicable to common shareholders	$(0.07)	$(0.33)	$(1.35)

Weighted average shares of common stock outstanding (in thousands):
Basic	313,054	57,299	52,171
Diluted	313,054	57,299	52,171

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$—	$1,703
Restricted Cash	966	4,629
Accounts receivable—trade, less allowance for doubtful accounts of $87 and $541, respectively	9,783	23,615
Prepaid expenses and other assets	1,100	1,379

Total current assets	11,849	31,326
Property and equipment, net of accumulated depreciation of $78,485 and $78,046, respectively	9,042	18,297
Deferred financing costs, net of accumulated amortization of $3,344 and $2,854, respectively	846	407
Other assets	384	264

	$22,121	$50,294

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
Liabilities & Shareholders’ Deficit
Current liabilities:
Current portion of capital leases	$324	$1,140
Accounts payable	3,534	4,427
Accrued compensation expense and related liabilities	1,075	4,637
Accrued interest expense	76	89
Other current liabilities	10,477	9,976
Current maturity of notes payable, net of discount of $-0- and $892, respectively	—	5,108
Net current liabilities of discontinued operations	—	248

Total current liabilities	15,486	25,625
Long term notes payable, net of discount of $1,835 and $3,307, respectively	17,816	18,924
Capital lease obligations, net of current portions	507	832
Other Long-Term Liabilities	373	—
Commitments and contingencies
Redeemable convertible preferred stock -0- and 23,375, 9.626% cumulative Series F shares issued and outstanding in 2004 and 2003, respectively	—	31,362
Shareholders’ deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2004 and 2003; -0- convertible 15% cumulative Series D shares issued and outstanding in 2004 and 2003; -0- convertible 15% cumulative Series E shares issued and outstanding in 2004 and 2003	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 660,053,022 and 85,480,587 shares issued and outstanding in 2004 and 2003, respectively	6,601	855
Additional paid-in capital	136,973	106,091
Treasury shares; at cost, 475,600 held in 2004 and 2003	(1,199)	(1,199)
Retained deficit	(154,436)	(132,196)

Total shareholders’ deficit	(12,061)	(26,449)

	$22,121	$50,294

The accompanying notes are an integral part of the financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands, except share amounts)

	Preferred Stock
	Series B		Series D		Series E		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2001	29,778	$—	111,702	$1	63,608	$1	52,646,768	$526	475,600	$(1,199)	$81,539	$(58,447)	$22,421
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	17,721	—	10,091	—	—	—	—	—	(5,687)	—	(5,687)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(62,284)	(62,284)

Balance at December 31, 2002	29,778	$—	129,423	$1	73,699	$1	52,646,768	$526	475,600	$(1,199)	$75,852	$(120,731)	$(45,550)
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	15,070	—	8,582	—	—	—	—	—	(5,243)	—	(5,243)
Conversion of preferred shares to common stock in connection with Deutsche Bank/Essar transaction	—	—	(144,493)	(1)	(82,281)	(1)	35,406,183	355	—	—	31,010	—	31,363
Cancellation of common stock in connection with Deutsche Bank/Essar transaction	—	—	—	—	—	—	(2,572,364)	(26)	—	—	26	—	—
Warrants issued in connection with Deutsche Bank/Essar transaction	—	—	—	—	—	—	—	—	—	—	4,446	—	4,446
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,465)	(11,465)

Balance at December 31, 2003	29,778	$—	—	$—	—	$—	85,480,587	$855	475,600	$(1,199)	$106,091	$(132,196)	$(26,449)
Conversion of preferred shares to common stock in connection with Deutsche Bank/Essar transaction	—	—	—	—	—	—	46,910,503	469	—	—	30,882	—	31,351
Exercise by Deutsche Bank/Essar of warrants to common shares	—	—	—	—	—	—	527,661,932	5,277	—	—	—	—	5,277
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,240)	(22,240)

Balance at December 31, 2004	29,778	—	—	—	—	—	660,053,022	$6,601	475,600	$(1,199)	$136,973	$(154,436)	$(12,061)

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(22,240)	$(11,465)	$(62,284)
Less: Loss from operations of discontinued segment	—	—	94
(Gain) loss on disposal of business segment	—	569	(8,283)
Cumulative effect of accounting change	—	—	43,448

Loss from continuing operations	(22,240)	(10,896)	(27,025)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	8,521	11,462	13,013
Loss on disposal of fixed assets	3,442	—	—
Non-cash interest expense	421	1,613	1,565
Amortization of Note Payable discount	2,363	247	—
Gain on early extinguishment of debt	—	(6,199)	—
Deferred taxes	—	—	9,778
Changes in operating assets and liabilities:
Accounts receivable	13,832	(2,744)	12,824
Prepaid and other current assets	279	—	803
Other assets	(120)	(668)	100
Accounts payable and other accrued liabilities	(4,468)	61	(721)
Other liabilities	874	123	(3,135)

Net cash provided by (used in) operating activities from continuing operations	2,904	(7,001)	7,202
INVESTING ACTIVITIES
Proceeds from sale of equipment	272	—	—
Capital expenditures	(2,466)	(919)	(5,109)
Restricted cash	3,663	(4,629)	—
Proceeds from the sale of business segment	—	—	12,371

Net cash provided by (used in) investing activities from continuing operations	1,469	(5,548)	7,262
FINANCING ACTIVITIES
Payments on revolving line of credit	(102,297)	(48,000)	(69,638)
Proceeds from revolving line of credit	102,297	42,100	61,738
Payments on capital lease obligations	(1,141)	(1,234)	(4,013)
Payments on subordinated indebtedness due to affiliates	—	(8,124)	—
Deferred financing costs	(953)	—	—
Exercise of warrants for common stock	5,277	—	—
Payments on notes payable —Deutsche Bank/Essar	(10,811)	—	—
Proceeds from Notes Payable—Deutsche Bank/Essar	1,800	28,231	—

Net cash (used in) provided by financing activities from continuing operations	(5,828)	12,973	(11,913)

Net cash provided by (used in) continuing operations	(1,455)	424	2,551
Net cash used in discontinued operations	(248)	(305)	(2,047)

Net increase (decrease) in cash and cash equivalents	(1,703)	119	504
Cash and cash equivalents at beginning of period	1,703	1,584	1,080

Cash and cash equivalents at end of period	$—	$1,703	$1,584

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$—	$7,597	$8,457
Non-cash proceeds from sale of discontinued segment	$—	$—	$1,002
Equipment acquired under capital lease obligations	$—	$—	$1,277
Supplemental information for cash paid during the period for:
Interest	$614	$2,161	$1,310
Taxes	$145	$448	$311

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

Non-Cash Investing and Financing Activities

During 2004, the Company exchanged $31,362 of redeemable preferred stock (23,375 shares) for 469 shares of common stock.

During 2004, the Company disposed of and wrote-off property and equipment and associated accumulated depreciation with a net book value of $3,666 in connection with the closing of certain call centers.

During 2004, 2003 and 2002 the Company converted $0, $2,365 and $2,781 respectively in dividends on the Series D and E convertible preferred stock into additional Series D and E shares.

During 2004, 2003 and 2002 the Company added $0, $5,232 and $5,676 respectively in dividends on the Series F redeemable convertible preferred stock into the investment value of such shares.

During 2004, 2003, and 2002, the Company accrued $11 each year in dividends on the Series B Preferred Stock.

The accompanying notes are an integral part of the consolidated financial statements.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements include the accounts of Aegis, IQI Inc. (formerly Edward Blank Associates) (“IQI”), ATC Communications Group, Inc. (“ATC”), Lexi International, Inc. (“Lexi”), and InterServ Services Corporation (“InterServ”) and its subsidiaries, (collectively, “Aegis” or “the Company”).

The Company provides outsourced telecommunications-based customer relationship management (“CRM”) to progressive companies in various industries through strategically located client service centers throughout the United States.

At December 31, 2004, Aegis had the following operating subsidiaries:

Name	State of incorporation	Percentage ownership		Principal business activity
Advanced Telemarketing	Nevada	98.9	%(1)	Customer solutions
InterServ Services Corporation	Delaware	100.0%		Customer solutions
Lexi International, Inc.	California	100.0%		Customer solutions
IQI, Inc.	New York	100.0%		Customer solutions
EBA Direct, Inc.	Canada	100.0%		Customer solutions

(1)	The minority interest in Advanced Telemarketing is immaterial to the Company’s consolidated financial statements. Additionally, Advanced Telemarketing currently maintains a negative equity position. Accordingly, no minority interest has been presented in the accompanying consolidated financial statements.

MANAGEMENT’S PLANS

Subsequent to December 31, 2004, in an effort to improve its balance sheet and attract alternative lines of credit that would potentially replace the Foothill credit facility, the Company and Essar have been in discussions to consummate a transaction in which the Company would sell additional shares of its common stock to Essar in exchange for Essar’s cancellation of the Company’s approximate $17.8 million indebtedness to Essar. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with Essar, and potentially approve the transaction on terms that are in the best interests of the Company and its Shareholder Base.

Subsequent to December 31, 2004, Essar has provided its credit extension to the Company in the form of stand-by letters of credits to cover certain bonding requirements in place and is currently working to set up letters of credit against their borrowing capacity to cover the Company’s workers compensation and bonding contingent liabilities. Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3.126 million due 2nd quarter 2005 to various maturities commencing April 30, 2006 through August 30, 2006. Essar has provided to the Company a written commitment to convert its funded debt of approximately $17.8 million into common stock of the Company after completion of third party evaluation and documentation. On March 25, 2005, Essar provided to the Company a short-term promissory note bearing interest at Libor +0.50% payable with interest due 15 days from execution. Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3MM to cover short-term gaps, as necessary. Effective April 4, 2005, the Company signed a new financing agreement with Rockland Credit Finance, LLC. to provide working capital funding to the Company. See Rockland Credit in Subsequent Events. The Company believes that with the turnaround strategy and business plan initiative put in place by the new management team installed during the 4th quarter 2004, additional financing by Rockland Credit Finance, Letters of Credit supplied by Essar’s existing credit facility, deferment of short-term debt beyond one year of maturity by Deutsche Bank and Essar, the commitment of Essar to convert its funded debt of $17.8 million into company common stock and to provide up to $3M in additional funding, and future cash flows from operations, will enable the Company to meet current obligations. If management is unable to meet its obligations it would have a material adverse effect on the Company as a going concern.

AEGIS COMMUNICATION GROUP, INC.

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

Restricted Cash. On December 31, 2004 and 2003, the Company had restricted cash balance of $966 and $4,629, respectively. On December 31, 2004 we had two outstanding irrevocable letters of credit. These letters totaled approximately $2.9 million in value and expire between February 6, 2005 and July 13, 2005. The letters are being maintained as security for our self-insured portion of our workers compensation insurance program and to support licensing requirements related to certain contractual obligation entered into by us. Letters of credit reduce the amount available to be borrowed under our revolving line of credit.

Accounts Receivable. Trades receivables are comprised primarily of amounts owed to Aegis through its CRM services and are presented net of an allowance for doubtful accounts. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments. The amount of the allowance for doubtful accounts is calculated as follows: Account balances over 90 days past due are specifically identified, reviewed and reserved, based upon management’s best estimate. An additional reserve amount equal to two percent of the remaining accounts receivable balance is added to the amount for which a specific reserve was established based on historical trends. This combined amount comprises the balance in the allowance account. The adequacy of the reserve is periodically reviewed to determine its appropriateness. Receivable accounts are reviewed on a regular basis for collectibility. If collectibility of the account is no longer assured, the amount is charged against the allowance account. The reserve was adjusted downward at December 31, 2004 to reflect the over accrual reserve based on a review of balances aged at 60 days that had not been collected by February 28, 2005. At future reporting periods, the Company will consider the need for comparable adjustments to the Accounts Receivable Reserve based on individual client credit worthiness and aged balances.

AEGIS COMMUNICATION GROUP, INC.

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

Cost in excess of net assets acquired. In June 2001, the Federal Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes Accounting Principles Board Opinion 16 “Business Combinations” (“APB 16”) and eliminates pooling of interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. (See Note 4.—”Goodwill and Other Intangible Assets—Adoption of SFAS 142”).

Impairment of long-lived assets. On January 1, 2002, the Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In the event that facts and circumstances indicate that the value of property and equipment or other long-term assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is required.

Deferred financing costs. Deferred financing costs are amortized over the term of the related debt using the interest-method.

Income taxes. Aegis joins with its subsidiaries in filing a consolidated federal income tax return. Income taxes are presented based on the provisions of SFAS No. 109, “Accounting for Income Taxes”, which utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are established for deferred tax assets where management believes it is more likely than not that the deferred tax asset will not be realized.

Concentration of credit risk. The Company sells to clients in diversified industries throughout the United States. A large percentage of the Company’s business is currently concentrated in the telecommunications industry. The Company performs periodic credit evaluations of its clients’ financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management’s expectations. The Company currently has certain clients which each comprise more than 10% of the Company’s revenues and receivables. (See Note 16.—”Major Clients”).

Early extinguishment of debt. If the Company extinguishes debt early, they would be required to recognize in an income a gain or loss on early extinguishment of debt in the period in which the debt is extinguished for the difference between the amount paid to extinguish the debt and the net carrying amount of the debt, and if material the amount should be classified as an extraordinary item. The company accounts for these gains and loses pursuant to Accounting Principles Board Opinion (“APB”) 26.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Litigation and Contingencies

In the ordinary course of business, Aegis has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the ranges shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company’s accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company’s financial statements could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known.

Contingencies. The Company has a contract with a major telephone carrier with a usage commitment of $7.4 million per year. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond the control of us and other issues related to our business, which significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract effective on October 1, 2004 the beginning of the revised contract year, which runs consecutively to September 30, 2007. The contingency could be in the range from $0 to $0.6 million, and Management’s best estimate is $0.29 million which has been accrued for at December 31, 2004.

Accounting for convertible debt and debt issued stock with warrants. The company accounts for a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount of premium on the notes payable is recorded and amortized over the life of the notes. The Black-Scholes model is used to determine the value of the warrants by taking the difference between acquiring the Stock outright and the present value of paying the exercise price on the expiration day. The Company accounts for these costs pursuant to Accounting Principles Board Opinion (“APB”) 14.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

Accounting for stock-based compensation. The Company has the ability but currently does not provided stock options and other stock-based awards to certain employees and directors. The company accounts for these awards using the intrinsic method pursuant to Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. If the Company had elected to recognize compensation cost for the issuance of options to employees of the company based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123 “Accounting for Stock Based Compensation,” (“SFAS 123”) net income and earnings per share would have been impacted as follows:

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year ended December 31,
	2004	2003	2002
Net Loss available to common shareholders:
As reported	$(22,074)	$(11,465)	$(62,284)
Proforma compensation expense	—	1,533	889

Proforma	$(22,074)	$(12,998)	$(63,173)

Basic loss per share:
As reported	$(0.7)	$(0.33)	$(1.35)
Proforma	$(0.7)	$(0.36)	$(1.37)
Diluted loss per share:
As reported	$(0.7)	$(0.33)	$(1.35)
Proforma	$(0.7)	$(0.36)	$(1.37)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, Aegis has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No 25 and has made the applicable disclosures in the footnotes to the consolidated financial statements.

Loss per share. The Company accounts for loss per share (“EPS”) in accordance with SFAS No. 128 “Earnings Per Share”, which requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic and diluted EPS are computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, the assumed conversion of the Company’s issued and outstanding preferred stock, and convertible subordinated indebtedness. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

New Accounting Policies

In December 2004, the Financial Accounting Standards Board issued a revised SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for periods beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our current financial statements but may in the future.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost consisted of the following:

	December 31,
	2004	2003
Office furniture and equipment	$9,812	$11,536
Computer equipment	39,715	41,742
Computer software	10,384	11,006
Telecommunications equipment	19,238	22,043
Leasehold improvements	8,378	10,016

	87,527	96,343

Less: Accumulated Depreciation	(78,485)	(78,046)

	$9,042	$18,297

Depreciation expense was $8,007, $11,249 and $12,617 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

4. GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS 142 (Continued)

Transitional Disclosures

Net loss applicable to common shareholders and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired are as follows:

	Year Ended December 31,
	2004	2003	2002
Net loss	$(22,240)	$(11,456)	$(62,284)
Add back: Amortization of costs in excess of net assets acquired	—	—	—

Adjusted net loss	$(22,240)	$(11,465)	$(62,284)

Basic and diluted earnings per share:
Net loss	$(0.07)	$(0.33)	$(1.35)
Amortization of costs in excess of net assets acquired	—	—	—

Adjusted net loss	$(0.07)	$(0.33)	$(1.35)

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

The Company’s results for 2004 included restructuring charges of $4,742 recorded during the year for severance payments to several top executives of the Company and costs associated with the closure of several call centers and office space located in Terra Haute, IN (3rd quarter); Los Angeles, CA (4th quarter); St. Joseph, MO (3rd quarter); El Segundo, CA (4th quarter); New York, NY (4th quarter); Rocky Mount, NC (4th quarter); Paramus, NJ (2nd quarter); and Atlanta, GA (3rd quarter).

The Company’s results for 2003 include a reclassification of restructuring charges from “Selling, general and administrative expenses, for comparability to 2004, of $1,645 recorded during the year for severance payments to employees and costs associated with closure of a call center located in Arlington, TX (May 2003), and the downsizing of the call center located Irving, TX (December 2003).

The Company’s results for 2002 included restructuring charges of $900 recorded during the second quarter of 2002 related to the closing of its Atlanta call center facilities. Included in the restructuring charges was $750 in non-cancelable lease costs that includes a future payment of an early lease buyout as provided in the lease. The remainder of the charges related primarily to the removal from operations and/or disposal of certain leasehold improvements, equipment, furniture and fixtures. At December 31, 2004, all of the remaining lease costs had been utilized.

The following table details the restructuring and other non-recurring charges for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
Severance costs and consolidation of certain administrative functions	$1,153	$686	$—
Site Closures	3,589	959	900

Total	$4,742	$1,645	$900

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

6. DEUTSCHE BANK/ESSAR TRANSACTION

On November 5, 2003, the Company terminated its pending agreement to be acquired by AllServe Systems, PLC (“AllServe”), in accordance with the terms and conditions of the merger agreement and signed definitive documents to effect, and did effect, an investment in the Company by Deutsche Bank AG—London (“Deutsche Bank”) and Essar Global Limited (“Essar”), part of the Essar Group, a diversified industrial group out of India. After consultation with its financial advisor SunTrust Robinson Humphrey, and taking into account legal, financial, regulatory and other aspects of the unsolicited written acquisition proposal from Deutsche Bank and Essar, the Company’s Board of Directors accepted the proposal. It was decided that the Deutsche Bank/Essar transaction was a superior proposal that would result in a more favorable outcome for the Company’s stockholders and debt holders, from a financial point of view, than the transaction with AllServe; and that its fiduciary duties required them to accept the Deutsche Bank/Essar transaction. The Deutsche Bank/Essar transaction resulted in the Company remaining a publicly traded company with at least 20 percent of the company’s equity remaining in the hands of the Company’s then existing stockholders and at least approximately four percent of the equity of the newly capitalized Company remaining in the hands of the Company’s current unaffiliated common stockholders.)

The transaction resulted in Deutsche Bank and Essar providing approximately equal portions of a $28,200 investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock on a fully-diluted basis, taking into account the completed or pending, conversion or cancellation of all shares of Series D, E and F Preferred Stock that were outstanding immediately prior to the transaction. As of November 5, 2003, Deutsche Bank and Essar together had warrants to purchase approximately 34 percent of the Company’s Common Stock on a fully diluted basis. Following the amendment of the Company’s certificate of incorporation to increase the Company’s number of authorized shares, Deutsche Bank and Essar together received warrants on April 21, 2004, to purchase approximately an additional 46 percent of the Company’s Common Stock on a fully-diluted basis, or 80 percent after taking into account the warrants acquired on November 5, 2003. The Deutsche Bank/Essar notes provided for a total of 527,661,932 warrants. The warrants had an exercise price of $0.01 per warrant and expired on November 5, 2010. The warrants were valued with the Black-Scholes formula and treated as a discount on notes payable. The discount of $4,446 is being amortized over the life of the notes. On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,600. The funds were used to reduce outstanding debt and make capital investments. Additionally, on August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,600. The funds were used to reduce outstanding debt and make capital investments.

In accordance with the terms of its then-existing senior and subordinated loans, as well as the terms of its agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of the November 5, 2003 transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes). In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the November 5, 2003 transaction included collateralizing the letters of credit that remained outstanding under the Company’s former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company’s Series B Preferred Stock and for the possible payment of all or a portion of a $1,137 break-up fee that may be owed to AllServe in connection with the termination of the Company’s agreement to be acquired by AllServe. If the $1,137 break-up fee is not owed to AllServe, it will be owed to the subordinated debt holders. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debtholders, up to $1,137. The Company reserved this fee as part of the gain on early extinguishment of debt for the year ending December 31, 2003. The Company was also responsible, under the terms of the November 5, 2003 agreement, for the costs of the transaction including the expenses of Deutsche Bank and Essar, and paid these costs and expenses after the completion of the transactions.

The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction in the aggregated principal amount of $28,200 have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum. Interest under the notes is payable quarterly in cash or the Company may, at its option cause such interest to be capitalized and added to the principal amount of the notes. At December 31, 2004, the principal

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

6. DEUTSCHE BANK/ESSAR TRANSACTION (Continued)

amount of the Fifth Amended and Restated Secured Promissory Note to Deutsche Bank is $1,861 due April 26, 2007 and the principal amount of the Fifth Amended and Restated Secured Promissory Note to Essar is $17,790 or $15,955 net of discount due April 26, 2007. The notes are guaranteed by all of the Company’s subsidiaries.

During the first quarter of 2004, the Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization (“EBITDA”) that are common to the Wells Fargo Foothill (“Foothill”) Loan and Security Agreement (the “Loan Agreement”) and the Amended and Restated Secured Promissory Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10,100 and $10,100, respectively. As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. Additionally, while the Company made payments of $10,000 of the required $12,300 due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

On March 30, 2004 the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes. In addition, the amended Notes included an extension of the due date for the balance of initial installment payments of $2,300 to January 3, 2005. The principal amounts of the amended Notes were increased to include capitalized interest of $200 through March 30, 2004.

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

At December 31, 2004, the Company is in compliance with all covenants associated with its loan agreements after amendments and waivers.

In October of 2004, Essar provided for a short term loan in the amount of $1,800, of which $800 has already been repaid. The balance $1,000 is scheduled for payment in $200 monthly installments from April 30, 2006 to August 30, 2006. Interest on the note is computed at 2% over LIBOR per annum.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

6. DEUTSCHE BANK/ESSAR TRANSACTION (Continued)

The Company accounted for the warrants and notes payable in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Deutsche Bank and Essar had been issued initial and subsequent warrants to purchase 527,661,932 shares of common stock. APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the initial warrants at $4,400. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. As a result of making $10,000 in principal payments on the Notes during the first quarter of 2004, the Company recognized $1,500 in accelerated amortization of the discount on notes payable during the period. On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,600. These funds were used to reduce outstanding debt under the new line of credit and make capital investments. On August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,600. These funds were used to reduce outstanding debt and make capital investments.

The November 5, 2003 deal expenses of $400 were treated as debt issuance costs in accordance with APB No. 21, “Interest on Receivables and Payables” and are being amortized using the interest method over the life of the notes. All other expenses associated with the deal were expensed and recorded in selling, general and administrative expenses.

7. LONG-TERM DEBT

Long-term debt is summarized below:

	December 31,
	2004	2003
Capital lease obligations	831	1,972
Notes Payable	17,816	24,032

	18,647	26,004
Less current maturities	324	6,248

	$18,323	$19,756

Future maturities of long-term debt at December 31, 2004 are as follows:

Years ending December 31,
2005	$324
2006	3,393
2007	14,930

$18,647

The notes payable balance at December 31, 2004 and 2003 is net of discounts totaling $1,835 and $4,199, respectively. In 2004, the current portion of the notes payable balance had been reduced by and reclassified to the long-term portion due to the extension at the maturities (See 22. Subsequent Events).

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

8. REVOLVING LINE OF CREDIT

In conjunction with the December 10, 1999 closing of the Questor investment in Series F Preferred Stock (see Note 9. ”Subordinated Indebtedness”) and the associated repayment of bank debt, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with The Bank of Nova Scotia and Credit Suisse First Boston (the “Lenders”), thereby curing all outstanding defaults existing at December 31, 1999. Under the Credit Agreement, the Lenders expanded their aggregate revolving line of credit facility commitments from $30,000 to $45,000. Certain financial targets were met by the Company in the fourth quarter of 1999, resulting in a $1,500 commitment increase, to $46,500. Certain financial targets were also met by the Company in the first quarter of 2000, resulting in a $2,500 increase in the commitment bringing the total revolving facility to $49,000. Borrowings under this Credit Agreement bore interest at fluctuating rates based upon prime rate or the London Interbank Borrowing Offered Rate (“LIBOR”) at the Company’s election. The margin above the applicable prime rate or LIBOR is determined based upon the funded debt to earnings before interest, taxes, depreciation and amortization ratio. The weighted-average interest rate at December 31, 2004 was 5.0%. Interest payments are due quarterly. Accrued interest at December 31, 2004 was $76. Interest expense was $0, $815 and $608 for 2004, 2003 and 2002, respectively. The Credit Agreement was collateralized by substantially all of the Company’s assets.

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

On April 14, 2003, the Company entered into the Fourth Amended and Restated Credit Agreement with the Lenders. Under the amended agreement, the maturity date for the revolving line of credit was extended to April 16, 2004 from June 30, 2003 and the Company’s default under certain financial covenants of the Credit Agreement were waived. The Company also agreed to reduce the aggregate revolving commitments under the agreement from $30,000 to $19,000. Additionally, the amended agreement requires that during the term of the credit facility, cash balances above certain levels must be applied to minimize the outstanding balance under the revolving line of credit. Margins under the agreement were fixed on prime borrowings until the maturity of the agreement. The Lenders required a base fee of $1,000, $200 of which was paid at the time of the extension and the $800 balance of which was to be paid at the earlier of April 16, 2004 or the renegotiation or pay-off of the loan.

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

On January 26, 2004, the Company entered into the Loan Agreement with Foothill that allows the Company to borrow up to $25,000 with a maturity date of January 26, 2007. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate. The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. As a result of the agreement, Foothill has been granted a continuing security interest in substantially all of the Company’s assets.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

8. REVOLVING LINE OF CREDIT (Continued)

During the first quarter 2004, the Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Loan Agreement and the Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10,100 and $10,100. As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. Additionally, while the Company made payments of $10,000 of the required $12,300 due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

On March 30, 2004, the Company executed amended agreements with revised covenants and received waivers from the lenders for all defaults in the Loan Agreement and Notes. In addition, the amended Notes included an extension of the due date for the balance of initial installment payments of $2,300 to January 3, 2005. The principal amounts of the amended Notes were increased to include capitalized interest of $166 thousand through March 30, 2004. At March 31, 2004, the Company was in compliance of the revised covenants for the Loan Agreement and the Amended and Restated Secured Promissory Notes.

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

The Company was not in compliance with the August 23, 2004 EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending September 30, 2004. As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. On November 22, 2004, the Company executed amended agreements with revised EBITDA covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes. Without the waivers and amended agreements dated November 22, 2004, the Company would not have been in compliance with the EBITDA covenants for the Loan Agreement and the Notes at September 30, 2004. At December 31, 2004 the Company had used all its outstanding and available credit facility available for drawdown from the Foothill Loan Agreement.

9. SUBORDINATED INDEBTEDNESS

Note I Payable to an Affiliate

On March 30, 1999, Thayer Equity Investors III, L.P. (“Thayer Equity”) provided us with $5,667 in subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The note payable was convertible into the Company’s Common Stock at a conversion price of $1.15 per share. The note payable matured on April 17, 2004 with interest payable at a 12% annual rate. Payments under the note payable were subordinated to the Credit Agreement; therefore, quarterly accrued interest was rolled into the principal balance of the note payable. The Company recognized $-0-, $949 and $1,005 in interest expense during 2004, 2003 and 2002, respectively, pursuant to the note payable. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debtholders with the exception of $1,137 reserved for the subdebt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses of up to $1,137.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

9. SUBORDINATED INDEBTEDNESS (Continued)

Note II Payable to an Affiliate

In connection with a March 1998 amendment to the Credit Agreement, IQI issued a subordinated note payable to Thayer of $2,000 due April 17, 2004 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down a $1,000 portion of the Credit Agreement. Payments under the note payable were subordinate to the Credit Agreement. Therefore, quarterly accrued interest was rolled into the principal balance of the note payable. The Company recognized $-0-, $544 and $560 in interest expense during 2004, 2003 and 2002, respectively pursuant to this note payable. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debtholders with the exception of $1,137 reserved for the subdebt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses of up to $1,137.

Note Payable to a Shareholder

In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3,000. In December 1997, IQI and the shareholder consummated an agreement (the “IQI Agreement”) to settle outstanding issues between the shareholder, IQI and Thayer (IQI’s principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1,000 and the interest rate increased from 8% to 12% on the remaining note. The $2,000 reduction to the shareholder note was treated as a contribution of capital by the shareholder. The Company recognized $-0-, $103, and $122 in interest expense during 2004, 2003 and 2002, respectively pursuant to this note payable. On April 14, 2003, the Company reached agreement with the note holder to extend the maturity date of the note from November 18, 2003 to April 17, 2004. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debtholders with the exception of $1,137 reserved for the subdebt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debtholders, net of certain expenses of up to $1,137.

10. LEASES

The Company has capital leases covering certain equipment. The Company also leases property and certain other equipment under operating leases. Capital leases are included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2004	2003
Equipment	$484	$4,586
Less accumulated depreciation	258	2,737

	$226	$1,849

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

10. LEASES

Future minimum lease payments for all non-cancelable leases with initial or remaining terms of one year or more at December 31, 2004 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2005	380	3,959
2006	300	3,190
2007	250	3,027
2008	—	1,767
2009	—	729
and thereafter	—	951

Total minimum future lease payments	$930	$13,623

Less: amounts representing interest	99

Present value of future lease payments	$831

Rent expense on operating leases for the years ended December 31, 2004, 2003 and 2002 was $4,651, $5,457 and $5,945 respectively.

11. PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has 29,778 shares of Series B Preferred Stock outstanding at December 31, 2004 and 2003. Following the closing of the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D Preferred Stock were cancelled, all of the outstanding shares of Series E Preferred Stock were converted into Common Stock or cancelled, and all of the outstanding shares of Series F Preferred Stock have been converted into Common Stock. The Company continues to be authorized to issue up to 2,000,000 shares of preferred stock in various series, of which there are 29,778 shares of Series B Preferred currently outstanding. No shares of Series D, Series E, or Series F Preferred Stock remain outstanding.

Series B Preferred Stock

At December 31, 2004 and 2003, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares were issued by ATC, are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $198 and $188 at December 31, 2004 and 2003, respectively. The Deutsche Bank/Essar transaction completed on November 5, 2003 had no effect on the outstanding shares of Series B Preferred Stock.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

11. PREFERRED STOCK

Series D & E Preferred Stock

In an effort to reduce debt and improve the Company’s balance sheet, on June 30, 1999, a group led by the Company’s then largest shareholder, Thayer Equity (together the “Thayer-led group”), agreed to convert $12,132 of its subordinated debt into two new series of convertible preferred stock. At December 31, 2002, 129,423 of Series D Preferred Stock ($.01 par value per share, liquidation preference equal to the $100 per share investment value of such shares, but subordinate to the liquidation preferences of the Series B and Series F Preferred Stock) were issued and outstanding. Such shares were convertible into Company common stock at $2.00 per share, earned cumulative dividends (payable in kind in additional shares of Series D Preferred Stock) at the annual rate of 15%, and were non-voting except on specified matters. For the year ended December 31, 2003, accrued dividends totaling $1,507 on the Series D Preferred Stock were paid in kind, while in the comparable prior year period, accrued dividends totaling $1,772 on the Series D Preferred Stock were paid in kind. The Company had the ability, at its option, to redeem the Series D Preferred Stock in cash or by the issuance of a convertible promissory note bearing interest at a rate of 12%. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D Preferred Stock were cancelled, and there are no longer any shares of Series D Preferred Stock outstanding.

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

Series F Preferred Stock

On December 10, 1999, the Company completed the sale of 46,750 shares of newly issued Redeemable Preferred F senior voting convertible preferred stock to Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., and Questor Side-by-Side Partners II 3(c)(1), L.P. (collectively the “Questor Investors”) for an aggregate purchase price of $46,750. The Questor Investors obtained the funds used to acquire the Series F Preferred Stock through capital contributions by their partners. The Company used the net proceeds from the sale of the Series F Preferred Stock to repay outstanding bank debt and pay transaction expenses. At December 31, 2004 and 2003, -0- and 23,375 shares respectively, of Series F Preferred Stock were issued and outstanding. Holders of Series F Preferred Stock were entitled to receive dividends in preference to all other capital stock of the Company, except for the Company’s Series B Preferred Stock, at the rate of 9.626% per annum, which would accrue and be cumulative from their original issue date. The dividends on the Series F Preferred Stock, to the extent that dividends had not been paid, were added to the investment value of such shares. The Series F Preferred Stock is convertible into shares of Common Stock on the basis of one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock. The shares of Series F Preferred Stock had a liquidation preference equal to the investment value of such shares, which liquidation preference was subordinate to the liquidation preference of the Series B Preferred Stock. For the year ended December 31, 2003, accrued dividends totaling $5,232 on the Series F Preferred Stock were added to the investment value of such shares, while in the comparable prior year period, accrued dividends totaling $5,676 on the Series F Preferred Stock were added to the investment value of such shares. In connection with the Deutsche Bank/Essar transaction on November 5, 2003, half of the then-outstanding shares of Series F Preferred Stock were converted into Common Stock, as of December 31, 2003 and the balance was converted during 2004.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

11. PREFERRED STOCK (Continued)

At December 31, 2004, -0- shares of Series F Preferred Stock were issued and outstanding. Holders of Series F Preferred Stock waived their rights to dividends in the November 5, 2003 Deutsche Bank/Essar transaction. The Series F Preferred Stock was convertible into shares of Common Stock based on one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock. In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which the outstanding shares of Series F Preferred may be converted, from 34,527,594 to 46,910,503. These amendments took effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated there under. This mailing took place on April 1, 2004, and the amendments became effective immediately upon expiration of the twenty-day waiting period. On April 21, 2004, the remaining 23,375 shares of Series F Preferred Stock were converted into 46,910,503 shares of Common Stock. The transaction was recorded on the accompanying consolidated balance sheet as an increase to common stock and paid-in-capital and a decrease in redeemable convertible preferred stock. These actions were approved by the required majority holders of the outstanding shares entitled to cast votes requiring no other stockholder approval of these actions. Amendments to the Company’s Articles of Incorporation were affected by the Secretary of State of the State of Delaware on April 21, 2004.

12. EARNINGS (LOSS) PER SHARE

Common stock equivalents consist of common stock issuable under the assumed exercise of stock options and warrants, computed based on the treasury stock method, and the assumed conversion of the Company’s issued and outstanding preferred stock and convertible subordinated indebtedness. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would have an anti-dilutive effect.

Basic and diluted weighted average shares outstanding were computed as follows:

	Year ended December 31,
	2004	2003	2002
Basic and Diluted (in thousands)
Weighted average common shares outstanding	313,530	57,775	52,647
Weighted average treasury shares	(476)	(476)	(476)

Shares used in EPS calculation	313,054	57,299	52,171

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:
Shares issuable under option agreements	—	—	7,532
Shares issuable under warrant agreements	—	68,085	2,756
Shares issuable upon conversion of preferred stock	—	46,970	73,155
Shares issuable upon conversion of convertible debt	—	—	7,734

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

13. INCOME TAXES

The components of the income tax expense applicable to continuing operations are as follows:

	Year ended December 31,
	2004	2003	2002
Current
Federal	$—	$—	$(133)
State	145	300	26
Deferred
Federal	(9,870)	(2,477)	(1,951)
Valuation allowance	9,870	2,477	11,729

Total income tax expense	$145	$300	$9,671

For 2004, 2003 and 2002, the actual expense differs from the expected expense as the Company provided a full valuation allowance against the deferred tax asset and the tax benefits related to losses incurred in 2004, 2003 and 2002.

The components of deferred taxes included in the accompanying consolidated balance sheets are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Bad debt reserve	$33	$207
Accrued expenses	245	385
Net operating loss carry forwards	33,122	21,700
Tax credits	807	807

Gross deferred tax assets	34,207	23,099
Deferred tax liabilities
Depreciation	3,422	2,184

Gross deferred tax liabilities	3,422	2,184
Valuation allowance	(30,785)	(20,915)

Net deferred tax asset	$—	$—

At December 31, 2004, the Company had net operating loss carry forwards of approximately $86,594 and unutilized tax credits of approximately $807. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carry forwards and tax credits begin to expire from 2013 through 2022. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

A reconciliation of the expected statutory income tax expense to the actual expense based on pre-tax loss is as follows for 2004, 2003, and 2002:

	Year ended December 31,
	2004	2003	2002
Expected tax benefit at statutory rate	$(8,451)	$(4,053)	$(6,638)
State tax adjustment	145	300	26
Increase in valuation allowance	9,870	2,477	11,729
Other	(1,419)	1,576	4,554

Total income tax expense	$145	$300	$9,671

AEGIS COMMUNICATION GROUP, INC.

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

The assets sold in the Elrick & Lavidge disposition consisted primarily of third party accounts receivable, property and equipment, and other assets. The buyer assumed no liabilities, except for executory client contracts. In the quarter ended June 30, 2002, the Company recognized a gain on disposal of the segment of $8,283, including expenses associated with the sale of $1,552. In light of the above referenced agreement, the gain on the disposal of this segment was reduced by $127 during the quarter ending September 30, 2003. The gain on the disposal of this segment was further reduced in the fourth quarter of 2003. Original reserves for the sale included a buy-out agreement for an existing operating lease. When the buy-out agreement fell through, the reserves were increased by $442 to accrue for the remaining lease costs. Elrick & Lavidge’s revenues, reported in discontinued operations, for the years 2002 and 2001 were $6,152 and $22,932, respectively. For the year ended 2002, no income tax benefit was attributed to the loss from operations of the discontinued segment and no income tax expense was attributed to the gain on the sale of the segment.

The following is a summary of the net assets sold in the transaction closed April 12, 2002:

April 12, 2002
Accounts receivable, net	$3,944
Prepaid expenses and other current assets	104
Property and equipment, net	762

Total assets	4,810

Other current liabilities	1,272

Total liabilities	1,272

Net assets of discontinued operations	$3,538

15. COMMITMENTS AND CONTINGENCIES

The Company has agreements with certain telephone long distance carriers which currently range from 8 months to 33 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,200 over a 36-month period. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

The Company has employment agreement’s with both Richard Ferry, Chief Executive Officer, and Kannan Ramasamy, Chief Operating Officer. The employment agreements provided for, upon adoption of an employee stock option plan, grants of options to purchase the Company’s common stock of 6,900,000 shares for Mr. Ferry, and 3,450,000 shares for Mr. Ramasamy. Price of the option is closing market price of the Company’s common stock on the date of grant and the options vest in three equal annual installments and terminate ten years from date of grant.

At December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the current years commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond the control of us and other issues related to our business, which significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract effective on October 1, 2004 the beginning of the revised contract year, which runs consecutively to September 30, 2007. The contingency could be in the range from $0 to $600, and Management’s best estimate is $290, which has been accrued for at December 31, 2004.

On December 31, 2004, the Company had two outstanding irrevocable letters of credit. These letters totaled approximately $2,880 in value and expire between February 6, 2005 and July 13, 2005. The letters are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain contractual obligations entered into by the Company. Letters of credit reduce the amount available to be borrowed under the Company’s revolving line of credit.

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

Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed. The complaint also seeks to specifically enforce our merger agreement with AllServe. Alternatively, the complaint seeks payment of the $1,137 break-up fee as well as other monetary damages that, according to AllServe, exceed $50. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1,137 was accrued at December 31, 2004 to the subordinated debtholders. Payment to the subdebt holders is contingent upon the outcome of the Allserve litigation and may be net of certain expenses. If certain fees are paid to Allserve, that will reduce the amount paid to the subordinated debtholders, up to $1,137. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

15. COMMITMENTS AND CONTINGENCIES (Continued)

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation giving to us a financial grant of $884 initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. We must employ at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the Grant. As we had the New York office in operation for a time during 2004 we could be held accountable at December 31, 2005 for approximately 75% or up to 100% (based on Special Recapture Terms) of the Grant repayment if we don’t have at least 260 full-time permanent employees in place. Accordingly in 2004, the Company has accrued an expense of approximately $884 for potential repayment of the grant to the New York State Urban Development Corporation. The Company credits the amortization to rent expense for the credit received in the quarter for the New York State incentive.

16. MAJOR CLIENTS

The Company had earned revenue from major clients (those clients representing 10% or more of consolidated revenues) of the following amounts for the periods indicated.

	Year ended December 31,
Revenues	2004	2003	2002
AT&T	$24,610	$36,426	$29,962
Trilegiant	$9,791	$21,091	$—
Qwest	$14,405	$20,024	$35,300
American Express	$10,226	$14,872	$17,752
Comcast	$—	$14,798	$—

The Company held receivables from major clients (those clients with accounts receivable balances in excess of 10% of the Company’s total accounts receivable balance) of the following amounts at December 31.

Receivables	2004	2003
AT&T	$1,239	$5,548
Bell South	$1,015	$945
Qwest	$1,265	$2,496
American Express	$1,965	$1,339
Comcast	$1,008	$1,102
Trilegiant	$572	$7,505

17. STOCK OPTIONS AND WARRANTS

Plan category	Number of securities remaining available for future issuance under compensation plans
(a)
Equity compensation plans approved by security holders	20,929,774
Equity compensation plans not approved by security holders	—

Total	20,929,774

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

17. STOCK OPTIONS AND WARRANTS

IQI Plan

In November 1996, IQI established the 1996 Incentive Stock Option Plan (the “IQI Plan”). The IQI Plan provides for the award of incentive stock options to directors, officers, key employees and members of Thayer’s Advisory Board. The IQI Plan was administered by a Compensation Committee, as established by IQI’s Board of Directors. These options are intended to qualify as incentive stock options (“ISOs”) under the Internal Revenue Code or non-statutory stock options (“NSOs”), which are not intended to qualify. IQI reserved 3,929,774 shares of common stock for issuance under the IQI Plan. Options granted pursuant to the IQI Plan are exercisable for ten years from the date of the grant subject to vesting schedules.

ATC Plan

Prior to the Merger, ATC shareholders approved two stock option plans, which provided for the granting of options to purchase up to 5,000,000 shares of Common Stock to key employees, officers and directors of ATC and its operating subsidiary (the “ATC Plans”). At the date of the Merger, options to purchase 4,447,000 shares of Common Stock granted pursuant to the ATC Plans were outstanding. Options granted pursuant to the ATC Plan are exercisable for ten years from the date of the grant subject to vesting schedules.

1998 Plan

In September 1998, the Company initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan (the “1998 Plan”) which provides for the granting of options to purchase up to a maximum of 12,000,000 shares of Common Stock to key employees, officers and directors of the Company and its operating subsidiaries. Options granted pursuant to the 1998 Plan are exercisable for ten years from the date of the grant subject to vesting schedules. The Company may grant additional options at any time prior to September 2008. As a result of the adoption of the 1998 Plan, the Company will not grant any future option to purchase shares of Common Stock pursuant to the IQI Plan or ATC plans.

The Company has in the past provided stock options and other stock-based awards to certain employees and directors and may do so in the future. The Company accounted for these awards using the intrinsic method pursuant to APB 25, and related interpretations. In December 2002, the FASB issued SFAS 148, which amended SFAS 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $53. Effective as of November 5, 2003, all warrants to purchase capital stock of the Company that were outstanding prior to the transaction with Deutsche Bank and Essar were terminated and released by their holders.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

17. STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes certain information related to options for common stock:

	IQI Plan/ATC Plans		1998 Plan
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2001	1,536,610	$2.09	7,211,500	$0.81
Granted	—	—	585,000	$0.15
Forfeited	—	—	(1,801,500)	$0.95
Exercised	—	—	—	—

Outstanding at December 31, 2002	1,536,610	$2.09	5,995,000	$.071
Granted	—	—	—	—
Cancelled	(1,536,610)	$2.09	(5,995,000)	$0.71
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2003	—	—	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2004	—	—	—	—

Warrants Outstanding

In April 1993, Advanced Telemarketing Corporation (“Advanced”) initiated the Advanced Telemarketing Corporation 1993 Stock Option Plan, which provides for the granting of options to Advanced’s key employees, officers, and directors to purchase shares of Advanced’s common stock (“Advanced Common”). In December 1996, ATC initiated the ATC Communications Group, Inc. 1996 Stock Exchange Rights Plan (the “Rights Plan”), which provides for holders of options to purchase shares of Advanced Common to exchange shares of Advanced Common received upon exercise of such options for shares of Common Stock. The shares exchanged pursuant to the Rights Plan are exchanged on the ratio of two shares of Common Stock for one share of Advanced Common. At December 31, 2002, fully vested options to purchase 11,668 shares of ATC Common were outstanding. The options to purchase ATC Common outstanding at December 31, 2002 were subject to the Rights Plan as discussed above. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

In connection with the IQI Agreement (see Note 5—”Restructuring and Other Non-Recurring Charges”), IQI issued warrants to a shareholder to purchase an aggregate of 919,060 common shares for $3,000. The right to exercise the warrants expires at the earlier of i) repayment of the note payable to a shareholder, ii) the date the Company consummates an underwritten public offering of common stock, iii) the consummation date of a sale of the Company, as defined, or iv) November 2003. In December 1997, IQI and the shareholder settled a dispute whereby the shareholder would purchase two-thirds of the common shares subject to warrants (612,714 shares) by paying the exercise price of $2,000. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

Thayer Warrants

In connection with the Merger, Thayer provided a guarantee for $2,000 in bridge financing to assist in funding ATC’s working capital needs. In connection with the guarantee and for additional consideration of $110, the Company issued to Thayer warrants to purchase 1,100,000 shares of the Company’s Common Stock at an exercise price of $1.96 per share. The warrants were valued at $188. These warrants expired August 31, 2003.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

17. STOCK OPTIONS AND WARRANTS (Continued)

Also in connection with the Merger, the Company received an additional financing commitment from a Thayer-led group to advance to the Company up to an additional $4,000 in subordinated indebtedness (see Note 9.—“Subordinated Indebtedness”). In connection with this commitment, the Company issued the Thayer-led group warrants to purchase up to 350,000 shares of the Company’s Common Stock at an exercise price of $2.375 per share. The warrants were valued at $95. These warrants expired August 31, 2003.

In consideration of certain guarantees, the Company issued Thayer Equity a warrant to purchase up to 800,000 shares of the Company’s Common Stock, exercisable only if the guarantee is drawn upon and at an exercise price based on the then market price of such stock. As part of its settlement of an indemnification claim made by the company related to the Merger, Thayer Equity waived its right to this contingent warrant. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

In consideration of the conversion of the subordinated debt into preferred stock (see Note 11.—“Preferred Stock”) on June 30, 1999, the Company issued the Thayer-led group warrants to purchase an additional 1,000,000 shares of Company Common Stock at $0.90625 per share, the closing price of such stock on the date the debt was converted into equity. These warrants were exercisable and set to expire June 30, 2004. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

Deutsche Bank/Essar Warrants

On November 5, 2003, the Company signed definitive documents to effect an investment in the Company by Deutsche Bank and Essar. In the transaction, Deutsche Bank and Essar provided approximately equal portions of a $28,231 investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock. The Company accounted for the warrants and notes payable issued under the Deutsche Bank and Essar transaction in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Deutsche Bank and Essar had been issued initial and subsequent warrants to purchase 527,661,932 shares of common stock. APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the initial warrants at $4,400. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. As a result of making $10,000 in principal payments on the Notes during the first quarter of 2004, the Company recognized $1,400 in accelerated amortization of the discount on notes payable during the period. On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,600. These funds were used to reduce outstanding debt under the new line of credit and make capital investments. On August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,600. These funds were used to reduce outstanding debt and make capital investments.

18. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan (the “Plan”) covering all eligible employees of Aegis. The Company, on a discretionary basis, contributes up to 3% of eligible employee salaries at the rate of 50% of employee contributions payable to the Plan. Employer matching contributions to the Plan for the year ended December 31, 2004, 2003 and 2002, were approximately $-0-, $29 and $150, respectively.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

19. RELATED PARTY TRANSACTIONS

In February 2002, Aegis was granted a summary judgment in a case against Mr. Michael G. Santry, a former director of the Company, pursuant to a suit filed by the Company on July 5, 2001 in the District Court of Dallas County to recover monies owed the Company under a secured promissory note dated September 16, 1997. Mr. Santry was ordered to pay Aegis $2,200 plus prejudgment interest. The note bears interest at an annual rate of 7%, and was originally secured by 7,000 shares of our Common Stock, options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry, and other collateral. On May 26, 2000, under the terms of an amended and restated promissory note and an amended pledge agreement, the Company extended the term of the loan until March 31, 2001 and Mr. Santry agreed to pay accrued but unpaid interest on the loan for the period October 1, 1999 through September 30, 2000, pay rent on office space sub-leased from the Company, and make certain other payments to the Company. On July 1, 2000, October 1, 2000, January 1, 2001 and April 1, 2001, Mr. Santry defaulted on certain payment conditions of the amended and restated secured promissory note. As a result, the Company exercised its rights under the amended and restated secured promissory note to cancel the options to purchase 1,750,000 shares of our Common Stock held by Mr. Santry. Mr. Santry resigned as a director of the Company on August 9, 2000. Mr. Santry remains obligated under the promissory note, which remains secured by the collateral described above, less the cancelled options. Because Mr. Santry was an affiliate of the Company and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in shareholders’ equity in the fourth quarter of 1999. Any amounts recovered as a result of the judgment will be recorded as capital upon receipt. As of December 31, 2004, no monies had been recovered as a result of the judgment.

20. OTHER CURRENT LIABILITIES

	December 31,
	2004	2003
Accrued taxes	$759	$1,081
Employee benefit related accruals	1,256	2,354
Unclaimed property	1,178	1,060
Accrued telecommunications expense	480	622
Deferred Grant	884	—
Accrued self-insured workers compensation	1,755	2,104
Accrued Allserve/sub-debt holders pay-off	1,137	1,137
Accrued expenses, other	3,028	1,618

Total other current liabilities	$10,477	$9,976

21. REVENUES

Revenues were as follows:

	Year ended December 31,
	2004	2003	2002
Inbound CRM	$61,629	$88,050	$85,289
Outbound CRM	23,063	36,275	26,523
Non-Voice & Other	9,635	15,536	24,082

Total revenues	$94,327	$139,861	$135,894

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

22. SUBSEQUENT EVENTS

Essar Short Term Loan: On March 21, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The promissory note is in the amount of $1,250 in favor of Essar Global Limited. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payment are payable in cash, unless Lender agrees that such interest shall be capitalized and added to the principle amount of the Promissory Note. The Promissory Note may be prepaid at any time without penalty.

Rockland Finance Commitment: On April 4, 2005, the Company executed a new financing arrangement with Rockland Credit Finances LLC. The agreement provides for a $7,500 facility based on factored receivables. Cost related to the finance is Wall Street Journal published prime rate plus 2% on funds employed. Management Fees are based on 0.75% of the face value of every invoice purchased for each 30-day period up to 60 days. Thereafter, the fee is 0.45% each 15-day period for an additional 30 days for a total 90-day period. The Company may be required to purchase back outstanding invoices greater than 90 days.

Essar Credit Guarantee & Written Commitment on Deferment of Short Term Borrowings to Long-Term Debt: Subsequent to December 31, 2004, Essar has provided its credit extension to the Company in the form of stand-by letters of credits to cover certain bonding requirements in place and is currently working to set up letter of credit to cover the Company’s workers compensation contingent liabilities. Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3,126 due 2nd quarter 2005 to various maturities commencing April 30, 2006 through August 30, 2006. Essar has provided to the Company a written commitment to convert its funded debt of approximately $17,800 into common stock of the Company. Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3MM to cover short-term gaps, as necessary.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts and where noted)

23. UNAUDITED QUARTERLY FINANCIAL DATA

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$29,571	$26,294	$20,426	$18,036
Operating loss	(3,855)	(7,980)	(3,786)	(3,098)
Loss before income taxes	(5,857)	(8,436)	(4,163)	(3,639)
Net loss from continuing operations	(5,857)	(8,436)	(4,163)	(3,784)
Net loss	(5,857)	(8,436)	(4,163)	(3,784)
Preferred stock dividends	—	—	—	11
Net loss after preferred stock dividends	$(5,857)	$(8,436)	$(4,163)	$(3,795)
Basic and diluted (loss) per common share:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.01)	$(0.01)
Net loss applicable to common shareholders	$(0.07)	$(0.07)	$(0.01)	$(0.01)
Weighted average common shares:
Basic	85,005	121,605	381,471	660,053
Diluted	85,005	121,605	381,471	660,053

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues	$40,403	$36,602	$32,693	$30,163
Operating loss	(1,988)	(1,541)	(3,237)	(6,031)
Loss before income taxes	(2,680)	(2,638)	(4,571)	(707)
Net loss from continuing operations	(2,680)	(2,638)	(4,809)	(769)
Net income (loss) from discontinued operations	—	—	—	—
Estimated gain on disposal of business segment	—	—	(127)	(442)
Cumulative effect of change in accounting principle	—	—	—	—
Net loss (a)	(2,680)	(2,638)	(4,936)	(1,212)
Preferred stock dividends	2,236	2,324	2,428	620
Net loss after preferred stock dividends	$(4,916)	$(4,962)	$(7,364)	$(1,832)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.09)	$(0.10)	$(0.14)	$(0.03)
Discontinued operations	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—
Net loss applicable to common shareholders	$(0.09)	$(0.10)	$(0.14)	$(0.03)
Weighted average common shares:
Basic	52,171	52,171	52,171	72,515
Diluted	52,171	52,171	52,171	72,515

(a)	Net loss for the quarter ended December 31, 2003 includes a gain on the early extinguishment of debt of $6,199.