Form 10-K/A
period 2004-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2005-05-02
CIK 778426

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

(972) 868-0225

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $2,787,427.

As of April 28, 2005, 660,053,022 shares of Common Stock were outstanding.

Reason for Amendment

Items previously incorporated by reference in Part III of this report to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, are now disclosed in Part III of this report. Additionally, the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the registrant’s most recently completed second quarter had previously been calculated as of June 30, 2004, and has now been calculated for purposes of this amendment as of September 30, 2004.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages of all directors and executive officers of the Company as of April 30, 2005, as well as all positions and offices held by each person and his term in each position or office.

Name	Age	Position	Since
Richard M. Ferry	52	Chief Executive Officer and Director	September 2004
Kannan Kamasamy	48	Chief Operating Officer and Secretary	September 2004
Rajiv Agarwal	42	Director	October 2004
John Michael-Lind	51	Director	October 2004
Pramod Saxena	40	Director	October 2004
Rashesh Shah	40	Director	October 2004
Kamalnayan Agarwal	56	Director	October 2004
Anshuman S. Ruia	34	Director	October 2004
Madhu Vuppuluri	50	Director	November 2003
Ravikant N. Ruia	54	Director	November 2003

RICHARD FERRY has served President, Chief Executive Officer and a director of the Company since September, 2004. From 2000 to 2004, Mr. Ferry managed the Glacier Group, Inc., a small real estate investment firm solely owned by Mr. Ferry. From 1994 to 2000, Mr. Ferry was employed as the Executive Vice President for Business Development at Precision Response Corporation (PRC). At PRC, Mr. Ferry participated in taking the company through a successful initial public offering, a secondary public offering, and engineering the merger of the company with a multi billion dollar publicly traded company. In 1999 while retaining his responsibilities as Executive Vice President, Mr. Ferry was appointed to the position of President of PRC’s newly created operating subsidiary, prcnetcare.com, a venture created to provide cutting edge service to a burgeoning e-commerce market.

Prior to joining PRC, Mr. Ferry served as an executive at several companies in the industry, including Advanced Telemarketing Corporation (ATC), which is now a part of Aegis, where he was Vice President of Operations. At ATC, Mr. Ferry had responsibility, at various times, for operations, information technology, and sales and marketing, and was successful in attracting and expanding relationships with several prestigious clients. Mr. Ferry began his career at Amtrak. where he participated in developing and implementing significant programs affecting virtually all aspects of Amtrak’s corporate call center operations, including training and development, operations, technical support, transportation marketing, facilities development and human resources. He was also responsible for developing and communicating Amtrak’s capital requirements to the appropriate federal agencies, including congressional subcommittees.

KANNAN RAMASAMY has served as the Chief Operating Officer and Secretary of the Company since September 2004. From 2001 to 2004, Mr. Ramasamy was one of the founding members and President of U.S. Operations for Scandent Group, Inc., an emerging full service technology services company. Scandent Group is a privately held corporation with approximately 1500 employees, 100 clients, and operations in 15 countries around the world. Prior to joining Scandent Group in 2001, Mr.

Ramasamy held a variety of leadership roles with GE Capital Corporation in the United States and India, including Chief Executive Officer of GE Capital Services—India from 1999-2000 and Vice President—Sales and Marketing for GE Capital’s U.S.-based global automotive financial services business from 1997-1999. Mr. Ramasamy holds an engineering degree from the Indian Institute of Technology and an MBA from the Indian Institute of Management.

RAJIV AGARWAL has served as a director of the Company since October 2004. Mr. Agarwal is currently Senior Vice President for Business Development with the Essar Group, a position he has held since 2002. From 2000-2002, Mr. Agarwal was Executive Director of Essar Shipping Ltd. The Essar Group is an affiliate of the Company. Mr. Agarwal is a graduate of Calcutta University and is a member of the Institute of Chartered Accountants of India, the Institute of Cost and Works accountants of India, and the Institute of Company Secretaries of India.

JOHN-MICHAEL LIND has served as a director of the Company since October 2004. Mr. Lind is currently the Chairman of the Strategic Partners Limited (SPL) group of companies, which provide corporate finance services and private equity management, with offices in Mumbai, India and Silicon Valley. SPL manages a proprietary venture capital fund in India and is general partner of a leveraged buy-out fund in the United States. Mr. Lind has held his position as Chairman of SPL since 1997. Mr. Lind holds a law degree from the University of California, Hastings.

PRAMOD SAXENA has served as a director for the Company since October 2004. Mr. Saxena is currently Director of Business Development for the Essar Group, a position he has held since 2003. The Essar Group is an Affiliate of the Company. From 1998-2003, Mr. Saxena was Country President for Motorola, Inc., with responsibility for all Motorola operations in India. Mr. Saxena has significant experience in the telecommunications, steel, petrochemical and fertilizer industries with expertise in mergers and acquisitions, joint ventures and operations.

RASHESH SHAH has served as a director for the Company since October 2004. Mr. Shah is currently the Managing Director and Chief Executive Officer of Edelweiss Capital Limited, a position he has held since 1996. Mr. Shah has over 12 years experience as an equity analyst with expertise in the Indian capital markets, with emphasis on emerging and middle market companies. Mr. Shah holds an MBA from the Indian Institute of Management.

KAMALNAYAN AGARWAL has served as a director for the Company since October 2004. Mr. Agarwal is currently the President of Access Development Corporation, and has held that position since he founded the software consulting firm in 1988. Prior to 1988, Mr. Agarwal was President of the Microfin Corporation. Mr. Agarwal has over 25 years of experience in the information services industry, and holds bachelor’s and master’s degrees in engineering from the Indian Institute of Technology and the Polytechnic Institute of New York, respectively.

MADHU VUPPULURI has served as a director for the Company since November 5, 2003. Since 1999, Mr. Vuppuluri has served as Executive Director of the Essar Group. The Essar Group is an affiliate of the Company. From 1997 to 1999 Mr. Vuppuluri served as Senior Vice-President of Essar. Mr. Vuppuluri served in various other management positions within Essar from 1994 to 1997. Prior to 1994, Mr. Vuppuluri served in corporate finance and strategic planning functions for the airline Jet Airways. Mr. Vuppuluri holds bachelors degrees in Commerce and Law and a Master’s degree from Jamnalal Bajaj Institute of Management Studies, a well-known management school in Bombay, India.

RAVIKANT RUIA has served as a director since November 5, 2003. Mr. Ruia has been Vice Chairman of Essar Group, large Indian conglomerate, for over two decades. He holds officer positions with various companies within Essar Group. The Essar Group is an affiliate of the Company. Mr. Ruia pursued engineering courses in Madras, India.

ANSHUMAN S. RUIA has served as a director since October, 2005. Mr. Ruia is currently a Director of the Essar Group, a position he has held for over five years. The Essar Group is an affiliate of the Company.

Each director serves until the next annual meeting of the Company’s shareholders and until the director’s successor is duly elected. Officers serve at the discretion of the Board of Directors. Ravikant Ruia is the uncle of Anshuman S. Ruia. Otherwise, there are no family relationships among the directors of the Company. Pursuant to a Stockholders Agreement among Deutsche Bank, Essar, and certain Thayer and Questor entities, as well as Put and Call Agreement between Deutsche Bank and Essar, Messrs. Vuppuluri, Anshuman S. Ruia and Ravikant Ruia have been the designee directors of Essar, and Messrs. K. Argarwal, R. Argarwal and Saxena have been the designee directors of Deutsche Bank. Messrs. Lind and Shah are independent designees. Please see “Stockholders Agreement and Deutsche Bank-Essar Put and Call Agreement” below for a more detailed discussion of those arrangements.

Stockholders Agreement and Deutsche Bank –Essar Put and Call Agreement

Under the terms of a Stockholders Agreement among Deutsche Bank, Essar and certain Thayer and Questor entities, Deutsche Bank and Essar each have the right to nominate three of the ten board members, while the President and Chief Executive Officer, along with three independent directors will be the remaining four board members. Any major decision must be approved by at least three-fourths of the directors, which must include at least one Deutsche Bank director and one Essar director. Subsequently, Deutsche Bank and Essar entered into a Put and Call Agreement under which, among other things, Deutsche Bank assigned its right to nominate three of the ten directors to Essar. As a result, Essar can exercise significant control over the outcome of substantially all matters that require a Board of Directors or shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis Communications Group, Inc. In addition, since our officers serve at the pleasure of the Board of Directors, Essar may be able to exert influence over day-to-day operations.

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

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Rashesh Shah is (i) an audit committee financial expert within the meaning of the federal securities laws; and (ii) is independent, also within the meaning of the federal securities laws.

Stockholder Involvement in Recommendation of Director Nominees to the Board

In connection with the investment by Deutsche Bank and Essar in the Company on November 5, 2003, Deutsche Bank and Essar entered into a Stockholders Agreement that fixes the manner in which directors may be elected to the Board of Directors. Some of the rights of Deutsche Bank and Essar under the Stockholders Agreement were then subsequently modified pursuant to a Put and Call Agreement entered into between Deutsche Bank and Essar. Please see “Stockholders Agreement and Put and Call Agreement” for a more detailed discussion of the Deutsche Bank and Essar arrangements in this regard.

Compliance with SEC Reporting Requirements

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than 10% of our outstanding Common Stock (collectively, “insiders”) are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC” or the “Commission”). The SEC’s rules require insiders to provide us with copies of all Section 16(a) reports that the insiders file with the Commission. Specific due dates have been established by the SEC, and we are required to disclose in this proxy statement any failure to file by those dates. Based solely upon our review of copies of Section 16(a) reports that we received from insiders for their 2004 transactions, we have determined that the following Section 16(a) reports were not timely filed in 2004:

•	Rajiv Agarwal, Richard N. Ferry, Jr., Pertti Johansson, John-Michael Lind, Kannan Ramasamy, Ravi Ruia, Pramod Saxena, and Rashesh Shah became reporting persons on September 14, 2004 and the related Forms 3 required under Section 16(1) were due on September 24, 2004 and were filed on November 2, 2004.

•	Essar Global Ltd. exercised Warrants to Purchase Common Stock for Common Stock on July 13, 2004 and the related Form 4 required under Section 16(1) was due on July 15, 2004 and was filed on August 24, 2004.

•	Questor Partners Fund II LP converted Series F Senior Voting Convertible Preferred Stock into Common Stock on April 21, 2004 and the related Form 4 required under Section 16(1) was due on April 23, 2004 and was filed on June 30, 2004.

Code of Ethics

The Company is in the process of adopting a code of ethics that will be applicable to the Company’s senior financial management. The code of ethics will be adopted and become effective prior to the Company’s 2005 annual meeting of stockholders. After adoption, the Company will provide to any person, without charge and upon request, a copy of such code of ethics. To obtain a copy, please contact the Secretary of the Company at (972) 868-0225, or write to the Secretary of the Company at 8001 Bent Branch Drive, Irving, Texas, 75063.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

This table provides individual compensation information for the last three fiscal years on persons serving as Chief Executive Officer of the Company, and the four other most highly compensated executive officers of the Company during the fiscal year ended December 31, 2004. Bonus amounts are the dollar value of bonus earned (but not necessarily paid) in the year covered.

	Annual Compensation			Long-Term Compensation	All Other Compensation($)
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)
Richard N. Ferry President and Chief Executive Officer	2004 2003 2002	75,961 — —	— — —	— — —	— — —
Eugene Speyer Senior Vice President — Customer Operations	2004 2003 2002	133,701 125,575 124,021	64,142 7,500 6,750	— — —	— — —
Carol Litchford Senior Vice President — Customer Service	2004 2003 2002	153,474 145,749 145,669	24,650 9,500 20,000	— — —	— — —
Gaye A. Weinberger Senior Vice President and Chief Information Officer	2004 2003 2002	133,239 125,919 119,999	30,000 9,000 12,500	— — —	— — —
Lee Waters Executive Vice President — Client and Market Development	2004 2003 2002	255,358 237,500 231,971	8,906 190,238 65,000	— — —	— — —
Joseph Marinelli Executive Vice President — Operations	2004 2003 2002	249,709 225,000 225,000	— 163,420 15,000	— — —	172,860 — —	(2)
Herman M. Schwarz President and Chief Executive Officer	2004 2003 2002	205,158 300,000 300,000	— 488,703 22,000	— — —	385,000 — —	(1)

(1)	Includes $300,000 of severance payments, in addition to $85,000 in additional compensation for agreeing to extend the time period of payment of a $300,000 bonus earned in 2003 but payable in 2004.

(2)	Includes $178,125 of severance payments, in addition to $8,906 in additional compensation for agreeing to extend the time period of payment of a $225,000 bonus earned in 2003 but payable in 2004.

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

In September 1998, we initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan, or the 1998 Aegis Communications Group Plan, which provides for the granting of options to purchase up to a maximum of 12,000,000 shares of common stock to key employees, officers and directors of us and our operating subsidiaries. Options granted pursuant to the 1998 Aegis Communications Group Plan are exercisable for ten years from the date of the grant subject to vesting schedules. We may grant additional options under the 1998 Aegis Communications Group Plan at any time prior to September 2008. As a result of the adoption of the 1998 Aegis Communications Group Plan, we will not grant any future options to purchase shares of common stock pursuant to the IQI Plan or the ATC plans. In connection with the Company’s acquisition of IQI, Inc. in 1998, the Company retained the IQI, Inc. 1996 Incentive Stock Option Plan (the “IQI Incentive Plan”), whereby IQI, Inc. awarded incentive stock options to its officers, directors, and key employees. While the IQI Incentive Plan remains in place, shares of the Company’s Common Stock are substituted for shares of IQI Common Stock upon the exercise of stock options previously granted under the IQI Incentive Plan.

Additionally, the Company’s stockholders previously approved the 1992 Stock Option Plan and the 1996 Stock Option Plan, with an aggregate of 5,000,000 shares of the Company’s common stock reserved for issuance to officers, directors, and key employees of the Company. Following the acquisition of IQI, Inc., there were outstanding stock options for an aggregate of 4,447,000 shares of the Company’s Common Stock under these plans. The Company does not intend to grant stock options under these plans in the future.

Option Grants and Holdings

The Company did not grant any stock options or stock appreciation rights (“SARs”) to the Named Executive Officers in 2004.

2004 Year-end Option Values

None of the Named Executive Officers exercised any stock options during 2004, and no Named Executive Officer held any unexercised stock options on December 31, 2004. Additionally, the Company did not have any SARs outstanding as of December 31, 2004.

Compensation of Directors

No director of the Company received compensation for his services during the 2004 fiscal year, and the Company currently has no plans or arrangements pursuant to which directors will receive compensation.

Employment Agreements

RICHARD N. FERRY entered into an employment agreement with the Company, effective as of September 14, 2004, pursuant to which he serves as President and Chief Executive Officer of the Company. Under the employment agreement, Mr. Ferry is entitled to receive a minimum base salary of $250,000 per year and, upon the Company’s adoption of an employee stock option plan, an option grant to purchase 6,900,000 shares of the Common Stock of the Company at a price equal to the closing market price of the Common Stock on the date of grant. When granted, the options will vest in three equal installments and terminate 10 years from the date of grant. Additionally, under his employment agreement, Mr. Ferry may qualify for a first-year bonus of a percentage of his initial annual base salary upon his achievement of performance targets established for him by the Company’s Board of Directors. If earned, the first-year annual bonus will be paid 50% in cash and 50% in Common Stock of the Company (based on the closing market price of the Common Stock on the first anniversary of the Employment Agreement). For subsequent years, Mr. Ferry may qualify for annual performance-based cash bonuses, as, when, and in the amount determined by the Company’s Board of Directors. Under Mr. Ferry’s employment agreement, the Company or Mr. Ferry may terminate the employment relationship at any time; however, if the Company terminates Mr. Ferry’s employment without cause, then the Company will be obligated to pay Mr. Ferry three months’ severance, if Mr. Ferry has served less than one year, and six months’ severance, if Mr. Ferry has served more than one year. Furthermore, if Mr. Ferry is terminated without cause or the Company substantially diminishes Mr. Ferry’s responsibilities and duties within one year following a change in control transaction, then all unvested options held by Mr. Ferry, if any, will become immediately exercisable. Mr. Ferry’s employment agreement contains non-compete and non-solicitation provisions that prevent him from competing with and soliciting the employees of the Company while the employment agreement is in effect and for period of one year thereafter. Furthermore, if Mr. Ferry is terminated without cause or if the Company substantially diminishes Mr. Ferry’s responsibilities and duties within one year following a change in control transaction, then all unvested options held by Mr. Ferry, if any, will become immediately exercisable.

KANNAN RAMASAMY entered into an employment agreement with the Company, effective as of September 14, 2004, pursuant to which Mr. Ramasamy serves as Chief Operating Officer of the Company. Under the employment agreement, Mr. Ramasamy will receive an initial base annual salary of $250,000 and, upon the Company’s adoption of an employee stock option plan, an option grant to purchase 3,450,000 shares of the Common Stock of the Company at a price equal to the closing market price of the Common Stock on the date of grant. The options will vest in three equal installments and terminate 10 years from the date of grant. Additionally, Mr. Ramasamy’s employment agreement provides for a first-year bonus equal to his initial base annual salary based on his achievement of 80% of the performance targets established for him by the Company’s Board of Directors. If earned, the first-year annual bonus will be paid within 30 days of the first anniversary of the employment agreement, payable 50% in cash and 50% in Common Stock of the Company (based on the closing market price of the Common Stock on the first anniversary of the employment agreement). Mr. Ramasamy will be eligible for a second year bonus of a percentage of his base salary, with the amount of the bonus depending upon his achievement of performance targets established for him by the Company’s Board of Directors. If earned, any such bonus will be paid within 30 days of the second anniversary of the employment agreement, payable 50% in cash and 50% in Common Stock of the Company (based on the closing market price of the Common Stock on the second anniversary of the Employment Agreement). For subsequent years, Mr. Ramasamy may qualify for annual performance-based cash bonuses, as, when, and in the amount determined by the Company’s Board of Directors. Under Mr. Ramasamy’s employment agreement, the Company or Mr. Ramasamy may terminate the employment relationship at any time; however, if the Company terminates Mr. Ramsamy’s employment without cause, then the Company will be obligated to pay Mr. Ramasamy three months’ severance, if Mr. Ramasamy has served less than one year, and six months’ severance, if Mr. Ramasamy has served more than one year. Furthermore, if Mr. Ramasamy is terminated without cause or the Company substantially diminishes Mr. Ramasamy’s responsibilities and duties within one year following a change in control transaction, then all unvested options held by Mr. Ramasamy, if any, will become immediately exercisable. Mr. Ramasamy’s employment agreement contains non-compete and non-solicitation provisions that prevent him from competing with and soliciting the employees of the Company while the employment agreement is in effect and for period of one year thereafter.

Separation Agreements and Arrangements

HERMAN M. SCHWARZ entered into a separation agreement effective April 5, 2004. According to the agreement, Mr. Schwarz immediately resigned his position as President of the Company and agreed to resign from all other positions that he held with the Company within 30 days. In accordance with the employment agreement dated July 17, 2001, Mr. Schwarz received a severance payment equal to twelve months of his $300,000 annual salary in accordance with the Company’s standard payroll practices. Additionally, the Company agreed that Mr. Schwarz has earned a 2003 bonus in the amount of $300,000. In consideration of Mr. Schwarz’s agreement to permit the Company to delay the payment of the 2003 bonus, and to instead pay the bonus over a period of months, the Company will pay an additional amount for each month in which the total payout is delayed. The Company may pay a maximum additional bonus of $100,000.

ANGELO P. MACCHIA entered into a separation agreement as of March 31, 2004. Effective April 1, 2004. Mr. Macchia resigned his positions as Executive Vice President and Chief Information Officer of the Company. Mr. Macchia will receive a severance payment equal to twelve months of his $200,000 annual salary in accordance with the Company’s standard payroll practices. Additionally, the Company agreed that Mr. Macchia has earned a 2003 bonus in the amount of $150,000. In consideration of Mr. Macchia’s agreement to permit the Company to delay the payment of the 2003 bonus, and to instead pay the bonus over a period of months, the Company will pay an additional amount for each month in which the total payout is delayed. The Company may pay a maximum additional bonus of $9,000.

THOMAS P. FRANKLIN entered into a separation agreement as of March 31, 2004. Effective April 8, 2004. Mr. Franklin resigned his position as Executive Vice President – Administration of the Company. Mr. Franklin will receive severance payments equal to twelve months of his $225,000 annual salary in accordance with the Company’s standard payroll practices. Additionally, the Company agreed that Mr. Franklin has earned a 2003 bonus in the amount of $168,750. In consideration of Mr. Franklin’s agreement to permit the Company to delay the payment of the 2003 bonus, and to instead pay the bonus over a period of months, the Company will pay an additional amount for each month in which the total payout is delayed. The Company may pay a maximum additional bonus of $10,125.

JOSEPH V. MARINELLI entered into a separation agreement as of March 31, 2004. Effective April 15, 2004. Mr. Marinelli resigned his position as Executive Vice President – Operations of the Company. Mr. Marinelli will received total severance payments equal to twelve months of his $225,000 annual salary in accordance with the Company’s standard payroll practices. Additionally, the Company agreed that Mr. Marinelli has earned a 2003 bonus in the amount of $168,750. In consideration of Mr. Franklin’s agreement to permit the Company to delay the payment of the 2003 bonus, and to instead pay the bonus over a period of months, the Company will pay an additional amount for each month in which the total payout is delayed. The Company may pay a maximum additional bonus of $10,125.

LEE WATERS terminated his employment agreement as Executive Vice President – Client and Market Development with the Company as of April 15, 2005. The Company believes Mr. Waters is owed no other payments.

JOHN SCOT BRUNKE entered into a separation agreement with the Company as of November 11, 2004. Effective October 22, 2004, Mr. Brunke resigned his positions as President and Chief Financial Officer of the Company. Mr. Brunke will receive total severance payments equal to $100,000.

Compensation Committee Interlocks and Insider Participation

From November 2003 to October 2004, the Compensation Committee of the Company was comprised of R. Glenn MacMullin and Madhu Vuppuluri, who became directors in November 2003. Mr. MacMullin resigned as a director of the Company in September 2004. From September 2004 to January 2005, the Compensation Committee was been comprised of Pramod Saxena, Pertti Johansson and Mr. Vuppuluri. Following Mr. Johansson’s resignation as director of the Company in January of 2005, the Compensation Committee has been comprised of Messrs. Vuppuluri and Saxena, with Mr. Saxena serving as Chairman. Messrs. Vuppuluri and Saxena are non-employee directors of the Company.

During 2004, none of the Company’s executive officers served on the Board of Directors of any entities whose directors or officers serve on the Company’s Compensation Committee. No current or past executive officers of the Company serve on the Compensation Committee. However, Mr. MacMullin is an affiliate of Deutsche Bank and Messrs. Vuppuluri and Saxena are affiliates of Essar, and each of those gentlemen were appointed to the Board of Directors and to the Compensation Committee pursuant to the Stockholders Agreement and the Put and Call Agreement. See “Stockholders Agreement and Deutsche Bank-Essar Put and Call Agreement” above for more detailed discussion of those arrangements.

Compensation Committee Report on Executive Compensation

Notwithstanding anything to the contrary set forth in any of Aegis Communication Group, Inc.’s (the “Company”) filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that might incorporate future filings, including this Proxy Statement, in whole or in part, the following Report of the Compensation Committee shall not be incorporated by reference into any such filings, and shall not be deemed soliciting material under the Securities Act or the Exchange Act.

The Compensation Committee oversees the Company’s executive compensation policies and practices, including approving base salaries and annual bonuses for executive officers and administering the Company’s stock option plans. The Compensation Committee is currently comprised of two non-employee directors.

Executive Compensation Program

The Company’s executive compensation program is designed to:

•	recruit, motivate, and retain qualified individuals who will enhance stockholders’ value in the Company; and

•	recognize individual contributions and achievements while enabling individuals to share the risks and rewards of the Company’s overall performance.

At least annually, the Compensation Committee evaluates the executive compensation program as compared to companies in the same or related industries as the Company. The key components of the Company’s executive compensation program are base salaries, annual cash performance bonuses, and long-term equity incentives.

Base Salaries

The Compensation Committee sets executive base salaries at a level it believes is competitive with the amounts paid by companies in the customer relationship management services industry. In setting base salaries, the Compensation Committee also considers the executive’s contribution to the Company’s operating performance and profitability, the executive’s role in developing and maintaining client relationships, and the executive’s level and responsibility within the Company.

Performance Bonuses

The Compensation Committee determines cash performance bonuses annually based on (1) the Company’s overall financial performance, including whether the Company achieved pre-determined targets for revenue and earnings before interest, taxes, depreciation, and amortization, and (2) the experience and contribution levels of the individual executive officer.

Long-Term Equity Incentives

The Company currently has no stock options issued and outstanding, although it does have an incentive stock option plan in place and 20,929,774 shares of Common Stock authorized for issuance under the plan. The Compensation Committee is reviewing whether it will use equity-based compensation in the future.

Chief Executive Officer Compensation

Effective September 14, 2004, Richard N. Ferry was appointed President and Chief Executive Officer of the Company. Pursuant to an employment agreement dated September 30, 2004, the Compensation Committee set Mr. Ferry’s annual base salary at $250,000. Additionally, upon the Company’s adoption of an employee stock option plan, Mr. Ferry will receive an option grant to purchase 6,900,000 shares of the Common Stock of the Company at a price equal to the closing market price of the Common Stock on the date of grant. When granted, the options will vest in three equal installments and terminate 10 years from the date of grant. Additionally, under his employment agreement, Mr. Ferry may qualify for a first-year bonus of a percentage of his initial annual base salary upon his achievement of performance targets established for him by the Company’s Board of Directors. If earned, the first-year annual bonus will be paid 50% in cash and 50% in Common Stock of the Company (based on the closing market price of the Common Stock on the first anniversary of the Employment Agreement). For subsequent years, Mr. Ferry may qualify for annual performance-based cash bonuses, as, when, and in the amount determined by the Company’s Board of Directors. The Compensation Committee believes Mr. Ferry’s compensation is comparable to that paid to other Chief Executive Officers in the customer relationship management services industry.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) provides that compensation for certain senior executive officers n excess of $1 million during a single tax year is not deductible unless it is performance based and meets other conditions. Base salary does not qualify as performance-based compensation under Section 162(m). As one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits. The deductibility of certain compensation payments depends upon the timing of an executive’s vesting or exercise of previously granted options. Interpretations and changes in the tax laws and other factors beyond the Compensation Committee’s control also affect the deductibility of compensation. For these and other reasons, the Compensation Committee may not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m). As applicable, the Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

Submitted by the Compensation Committee of the Board:

Pramod Saxena, Chairman

Madhu Vuppuluri

Stock Price Performance Graph

Notwithstanding anything to the contrary set forth in any of Aegis Communication Group, Inc.’s (the “Company”) filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that might incorporate future filings, including this Proxy Statement, in whole or in part, this section entitled “Performance Graph” shall not be incorporated by reference into any such filings, and shall not be deemed soliciting material under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on the Company’s Common Stock over the five year period ended December 31, 2004 with the cumulative total return of the Nasdaq Market Index and a Peer Group Index. The Peer Group Index consists of APAC Customer Services, Inc., Convergys Corp., ICT Group, Inc., RMH Teleservices, Inc., Sitel Corp., Sykes Enterprises, Inc., TeleTech Holdings, Inc. and West Corporation. The Company weighted the total stockholder return for each company in the Peer Group Index according to such company’s stock market capitalization. The performance graph assumes an investment of $100 on January 1, 1999 in each of the Company’s Common Stock, the Nasdaq Market Index, and the Peer Group Index, and assumes reinvestment of dividends, if any. The historical stock performance shown on the graph is not intended to be indicative of future stock performance.

Company/Index/ Market	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
AEGIS COMMUNICATIONS GROUP, INC.	100.00	82.58	20.65	5.16	11.67	14.45
Peer Group Index	100.00	91.77	80.22	37.88	49.10	49.29
NASDAQ Market Index	100.00	62.85	50.10	34.95	52.55	56.97

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Set forth below is information as of April 30, 2005 concerning:

•	each stockholder known by us to beneficially own more than 5% of each class of our voting securities;

•	each director and each named executive officer; and

•	all directors and executive officers as a group.

We based the percentage of ownership in the table on the following number of shares of capital stock:

•	660,053,022 shares of issued and outstanding common stock (this number excludes 475,600 shares of unretired treasury stock held by the Company);

We determine beneficial ownership based on the rules and regulations of the Securities and Exchange Commission. We consider all shares of common stock that can be issued under convertible securities, warrants or options currently or within 60 days to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of (1) 660,053,022 and (2) the number of shares of common stock that the holder has a right to acquire within 60 days after April 30, 2005.

Security Ownership of Management and Certain Beneficial Owners

Beneficial Owner	Number of Common Shares Beneficially Owned	Percent of Class (1)
Questor Partners Fund II, L.P. and its affiliates (3)(4)(11)	84,608,007	12.83%
Deutsche Bank AG — London acting though DB Advisors, LLC as investment advisors (5)(6)(11)	113,303,304	17.18%
Essar Global Limited (7)(8)(11)	414,358,700	62.82%
Pramod Saxena (8)(9)	414,358,700	62.82%
John Michael Lind (9)	0	0%
Rajiv Agarwal (8)(9)	414,358,700	62.82%
Kamalnayan Agarwal (9)	0	0%
Rashesh Shah (9)	0	0%
Ravikant M. Ruia (8)(9)	414,358,700	62.82%
Anshumann S. Ruia (8)(9)	414,358,700	62.82%
Madhu Vuppuluri (8)(9)	414,358,700	62.82%
Richard N. Ferry (9)(10)	0	0%
All executive officers and directors as a group (9 persons)(12)	414,358,700	62.82%

*	Denotes less than 1%.

(1)	The address of our directors and executive officers is c/o 8001 Bent Branch Drive, Irving, Texas 75063.

(2)	Reported in accordance with the beneficial ownership rules of the SEC. Unless otherwise noted, the stockholders listed in the table have both sole voting power and sole dispositive power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

(3)	The address for Questor Fund II and its affiliates is 3411 Silverside Rd., Wilmington, Delaware 19810.

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

(5)	The address for Deutsche Bank AG—London is Taunusanlage 12, 60325 Frankfurt, Federal Republic of Germany. The address for DB Advisors, LLC is 280 Park Avenue, New York, New York 10017.

(6)	Consists of 113,303,304 shares of Common Stock. All of the shares held by Deutsche Bank are subject to shared voting and dispositive power with DB Advisors.

(7)	The address for Essar Global Limited is P.O. Box 61078, Jebel Ali, Dubai, United Arab Emirates.

(8)	Consists of 414,358,700 shares of Common Stock. According to a Schedule 13D filed by Essar Global Limited with the SEC on August 20, 2004 as well as inferences drawn from a Schedule 13D filed by Deutsche Bank on December 23, 2004, Essar has sole voting and dispositive power with respect to these shares. Additionally, Messrs. Ravikant Ruia, Anshuman Ruia, Madhu Vuppuluri and Rajiv Agarwal are directors of the Company, and are also executive officers of Essar and may be deemed to be the beneficial owner of all shares held by Essar.

(9)	Director

(10)	Executive Officer

(11)	As a result of the Stockholders Agreement, dated November 5, 2003, by and among the Company and Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, the three above-referenced Questor entities and Thayer Equity Investors III, L.P. and its affiliates, Deutsche Bank, Essar, Questor and Thayer may be deemed to be acting as a group with regard to our Common Stock that is beneficially owned by each of them. The aggregate amount beneficially owned by Deutsche Bank, Essar, Questor and Thayer is 628,606,015 shares of Common Stock, representing 95.30% of the class. Deutsche Bank holds sole voting power and sole dispositive power with respect to no shares, and shared voting power and shared dispositive power with respect to 113,303,304 shares. Essar holds sole voting power and sole dispositive power with respect to 414,358,700 shares, and shared voting power and shared dispositive power with respect to no shares. The Questor entities hold sole voting power and sole dispositive power with respect to 84,608,006 shares, and shared voting power and shared dispositive power with respect to no shares. The Thayer entities hold sole voting power and sole dispositive power with respect to 16,486,842 shares, and shared voting power and shared dispositive power with respect to no shares. Each of Deutsche Bank, Essar, the Questor entities and the Thayer entities disclaims beneficial ownership of the shares beneficially owned by the others.

(12)	The number of shares beneficially owned includes 414,358,700 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 5, 2003, the Company signed definitive documents to effect, and did effect, an investment in the Company by Deutsche Bank and Essar. The transaction resulted in Deutsche Bank and Essar providing approximately equal portions of a $28.231 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock on a fully-diluted basis. In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the transaction included collateralizing the letters of credit that remained outstanding.

under the Company’s former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company’s Series B Preferred Stock. The three-year promissory notes purchased from the Company by Deutsche Bank and Essar in the transaction have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50% per annum. Interest under the notes is payable quarterly in cash or the Company may, at its option cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each note is payable in two installments. The first installment of $12.344 million was due on the earlier of February 5, 2004 or the date on which the Company had availability under a new credit facility. On January 28, 2004, $8.0 million of the first required installment was paid as a result of entering into a new credit facility. On January 28, 2004, the promissory notes were amended. The principal amount of the amended notes in the aggregate was $20.231 million, with each note still payable in two installments. The first installment of $4.344 million was due as the cash collateralized letters of credit were replaced under the new credit facility and the funds released to the Company. The Company made additional payments totaling $2.0 million dollars in March 2004 on the first installment. The remaining balance of $2.344 million on the first installment was amended on March 30, 2004 and the maturity date extended to January 3, 2005. The second installment of $16.054 million, which includes capitalized interest of $0.166 million through March 30, 2004, is due on April 26, 2007. The notes are guaranteed by all of the Company’s subsidiaries.

Aegis provides services to certain clients, including its most significant client, who, directly or through affiliates, have non-controlling ownership interests in Thayer Equity. In addition, the Company provides services to certain clients, who, directly or through affiliates, have non-controlling ownership interests in Questor.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years December 31, 2004 and December 31, 2003 by BDO Seidman, LLP, the company’s independent auditors, were as follows:

•	Audit Fees. BDO Seidman, LLP’s aggregate audit fees billed or expected to be billed for 2004 are $229,020, including fees pertaining to quarterly reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q. BDO Seidman, LLP’s aggregate audit fees for 2003 were $197,040, including fees pertaining to quarterly reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q.

•	Audit Related Fees. BDO Seidman, LLP’s audited related fees billed or expected to be billed for 2004 are $20,080, including fees for Sarbanes Oxley compliance and a pension plan audit. Aggregate audit related fees billed for 2003 are $30,330, including fees related to a pension plan audit and the transaction with Deutsche Bank and Essar.

•	Tax Fees. BDO Seidman, LLP’s fees for tax services billed or expected to be billed for 2004 are $30,000, including fees pertaining to 2004 federal and state tax compliance services, and tax planning fees. BDO Seidman, LLP’s fees for tax services billed in 2003 were $97,934, including fees pertaining to 2003 federal and state tax compliance services, and tax planning fees.

•	All Other Fees. Except for the foregoing fees, BDO Seidman, LLP charged no other fees in 2004. BDO Seidman, LLP’s fees for other services billed for 2003 were $4,790. These fees are for advisory services related to possible expansion.

All services rendered by BDO Seidman, LLP in 2004 and 2003 were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K/A

(c)	Exhibits

The following Exhibits are filed herewith:

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated: May 2, 2005	By:	/S/ RICHARD N. FERRY
Richard N. Ferry
Chief Executive Officer and Director