Form 10-Q
period 2005-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 2005-05-18
CIK 778426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on April 30, 2005
COMMON STOCK $.01 PAR VALUE	660,053,022

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Restricted Cash	2,087	966
Accounts receivable—trade, less allowance for doubtful accounts of $87 and $87, respectively	9,739	9,783
Prepaid expenses and other assets	935	1,100

Total current assets	12,761	11,849
Property and equipment, net of accumulated depreciation of $80,128 and $78,485, respectively	7,512	9,042
Deferred financing costs, net of accumulated amortization of $3,448 and $3,344, respectively	743	846
Other assets	370	384

	$21,386	$22,121

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Liabilities & Shareholders’ Deficit
Current liabilities:
Current portion of capital leases	$270	$324
Accounts payable	5,760	3,534
Accrued compensation expense and related liabilities	1,342	1,075
Accrued interest expense	214	76
Other current liabilities	10,197	10,477
Short-term note payable	1,250	—

Total current liabilities	19,033	15,486
Long term notes payable, net of discount of $1,599 and $1,835, respectively	18,059	17,816
Capital lease obligations, net of current portions	443	507
Other Long-Term Liabilities	356	373
Commitments and contingencies
Shareholders’ deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 660,053,022 shares issued and outstanding in 2005 and 2004, respectively	6,601	6,601
Additional paid-in capital	136,973	136,973
Treasury shares; at cost, 475,600 held in 2005 and 2004	(1,199)	(1,199)
Accumulated deficit	(158,880)	(154,436)

Total shareholders’ deficit	(16,505)	(12,061)

	$21,386	$22,121

The accompanying notes are an integral part of the financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months ended March 31,
	2005	2004
Revenues	$15,639	$29,571
Operating costs:
Cost of services	11,547	21,198
Selling, general and administrative expenses	6,304	9,025
Depreciation and amortization	1,746	2,517
Restructuring charges	—	686

Total operating expenses	19,597	33,426

Operating loss	(3,958)	(3,855)

Interest expense, net	104	241
Non-cash interest expense	382	1,761

Loss from continuing operations before income taxes	(4,444)	(5,857)

Income taxes expense	—	—

Net loss	(4,444)	(5,857)

Preferred stock dividends	—	—

Net loss applicable to common shareholders	$(4,444)	$(5,857)

Basic and diluted loss per common share	$(0.01)	$(0.07)

Weighted average shares of common stock outstanding (in thousands):
Basic	659,577	85,005
Diluted	659,577	85,005

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Month Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(4,444)	$(5,857)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,746	2,517
Non-cash interest expense	8	1,761
Amortization of Note Payable discount	235	—
Changes in operating assets and liabilities:
Accounts receivable	44	2,714
Prepaid and other current assets	165	(212)
Other assets	14	(886)
Accounts payable and other accrued liabilities	2631	499
Other liabilities	(297)	(1,108)

Net cash provided by (used in) operating activities from continuing operations	102	(572)
INVESTING ACTIVITIES
Capital expenditures	(113)	(603)
Restricted cash	(1,121)	3,759

Net cash (used in) provided by investing activities from continuing operations	(1,234)	3,156
FINANCING ACTIVITIES
Payments on revolving line of credit	(15,612)	(18,655)
Proceeds from revolving line of credit	15,612	24,729
Payments on capital lease obligations	(118)	(318)
Payments on notes payable—Deutsche Bank/Essar	—	(10,000)
Proceeds from Notes Payable—Essar	1,250	—

Net cash provided by (used in) financing activities from continuing operations	1,132	(4,244)

Net cash provided by (used in) continuing operations	—	(1,660)

Net increase (decrease) in cash and cash equivalents	—	(1,660)
Cash and cash equivalents at beginning of period	—	1,703

Cash and cash equivalents at end of period	$—	$43

Supplemental information on non-cash activities:

Supplemental information for cash paid during the period for:
Interest	$100	$128
Taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data and where noted)

March 31, 2005

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and no material changes have occurred with respect to these policies. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2. PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued and outstanding 29,778 shares as of March 31, 2005 and December 31, 2004, through its Series B Preferred Stock. Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay cumulative cash dividends at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $198 at March 31, 2005 and December 31, 2004. Accrued dividends are classified as other accrued liabilities on the accompanying consolidated balance sheet.

3. ACCOUNTING FOR STOCK BASED COMPENSATION

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

4. LOSS PER COMMON SHARE

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

Basic and diluted weighted average shares outstanding were computed as follows:

	Three months ended March 31,
	2005	2004
Basic and Diluted (in thousands)
Weighted average common shares outstanding	660,053	85,481
Weighted average treasury shares	(476)	(476)

Shares used in EPS calculation	659,577	85,005

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

5. DEBT

Essar Short Term Loan: On March 21, 2005, the Company executed a promissory note in favor of Essar Global

Limited, an entity controlled by a significant stockholder of the Company. The promissory note was in the principal amount of $1,250 in favor of Essar Global Limited. The promissory note was unsecured and bore interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payments were payable in cash, unless Essar agreed that such interest should be capitalized and added to the principle amount of the promissory note. The promissory note was paid in full with accrued interest in April 2005, without any penalty under the terms of the promissory note.

Rockland Finance Commitment: On April 4, 2005, the Company executed a new financing arrangement with Rockland Credit Finance LLC. The agreement provides for a $7,500 facility based on factored receivables. Cost related to the finance is Wall Street Journal published prime rate plus 2% on funds employed. Management fees are based on 0.75% of the face value of every invoice purchased for each 30-day period up to 60 days. Thereafter, the fee is 0.45% each 15-day period for an additional 30 days for a total 90-day period. The Company may be required to purchase back outstanding invoices that are older than 90 days.

Essar Credit Guarantee & Written Commitment on Deferment of Short Term Borrowings to Long-Term Debt: Essar has provided its credit extension to the Company by arranging for two stand-by letters of credit to be posted on the Company’s behalf for the purpose of covering certain of the Company’s bonding requirements. Essar is also currently working to set up letter of credit to cover the Company’s workers compensation contingent liabilities. Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3,126 due in the second quarter of 2005 to various maturities commencing April 30, 2006 through August 30, 2006. Essar has provided to the Company a written commitment to convert its funded debt of approximately $17,800 into common stock of the Company. We believe Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3,000 to cover short-term gaps, as necessary.

6. COMMITMENTS AND CONTINGENCIES

The Company has agreements with certain telephone long distance carriers which currently range from 5 months to 30 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then-remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,200 over a 36-month period. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then-existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

At December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the current year’s commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond our control and other issues related to our business, which significantly reduces the volume of services we required, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to amend the contract effective on October 1, 2004, the beginning of the revised contract year, which runs consecutively to September 30, 2007. The contingency could be in the range from $0 to $600, and Management’s best estimate is $290, which has been accrued for at December 31, 2004 and March 31, 2005.

The Company has an employment agreement with Kannan Ramasamy, Chief Executive Officer, which provides for a grant of options to purchase 3,450,000 shares of Common Stock of the Company upon the Company’s adoption of a new stock option plan. The exercise price of the options will be the closing market price of the Company’s Common Stock on the date of grant. When granted, Mr. Ramasamy’s options will vest in three annual installments and terminate ten years from the date of grant.

The Company is also a party to a Transition Agreement with Richard N. Ferry, the Company’s former Chief Executive Officer, who will be providing consulting services to the Company through October 31, 2005. The Transition agreement partially amends a former employment Agreement between Mr. Ferry and The Company. Under the Transition Agreement Mr. Ferry will receive a grant of options to purchase 2,277,000 shares of Common Stock of the Company upon the earlier of the Company’s adoption of a new stock option plan or October 31, 2005. The exercise price of the options will be the closing market price of the Company’s Common Stock on the date of grant. When granted, Mr. Ferry’s stock options will vest immediately and terminate five years from the date of grant.

We are party to certain legal proceedings incidental to our business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed. The complaint also seeks to specifically enforce our merger agreement with AllServe. Alternatively, the complaint seeks payment of the $1,137 break-up fee as well as other monetary damages that, according to AllServe, exceed $50. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1,137 was accrued at December 31, 2004 to the subordinated debt-holders. Payment to the sub-debt holders is contingent upon the outcome of the Allserve litigation and may be net of certain expenses. If certain fees are paid to Allserve, that will reduce the amount paid to the subordinated debt-holders, up to $1,137. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

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

7. INCOME TAXES

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

8. SUBSEQUENT EVENTS

On April 8, 2005, the Company announced that on April 4, 2005, the Company terminated its revolving credit facility with Wells Fargo Foothill. The revolving credit facility allowed the Company to borrow against an available borrowing base, up to a maximum amount of $25,000,000. As a result of the Company terminating the Wells Fargo Foothill Credit Facility, there is an unamortized debt service cost write-off of approximately $500, which will be recorded in the second quarter 2005. Also on April 8, 2005, the Company announced that on April 4, 2005, the Company entered into an agreement for credit financing with Rockland Credit Finance, LLC (Rockland). By its terms, that credit financing agreement allows the Company to select, sell and assign certain of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction.

On April 27, 2005, the Company delivered an executed Seventh Amended and Restated Secured Promissory Note in favor of Deutsche Bank. The amendment changes a scheduled initial principal payment under the Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the amount of $231,897.80 that would have been due on June 3, 2005. Under the amended promissory note, that initial principal payment of $231,897.80 is now due on April 16, 2006. Additionally, the accrued interest under the Sixth Amended and Restated Promissory Note has been calculated beginning on January 3, 2005 up to April 20, 2005 and added to the original principal amount of $1,863,471.32, resulting in a face amount for the Seventh Amended and Restated Promissory Note of $1,884,500.54.

On May 6, 2005, the Company announced that Richard N. Ferry resigned from his positions as President and Chief Executive Officer of the Company and from all other officer positions held with the Company’s subsidiaries effective as of April 30, 2005. Mr. Ferry will continue to serve as a director of the Registrant’s Board of Directors, in addition to providing consulting services to the Company through October 31, 2005. On May 6, 2005, the Company announced that Kannan Ramasamy was elected President and Chief Executive Officer and as a director on the Board of Directors of the Company effective as of May 1, 2005.

On May 3, 2005, the Audit Committee of the Board of Directors of Aegis Communications Group, Inc. dismissed BDO Seidman, LLP (“BDO”) as the Company’s independent auditor. BDO served as the Company’s independent auditor for fiscal years 2003 and 2004. The reports of BDO for those fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During those fiscal years and for fiscal year 2005 through May 2, 2005 there were (A) no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to such disagreements in its reports provided to the Company; and (B) on March 23, 2005, BDO reported to the Audit Committee of Aegis the existence of certain weaknesses in its internal controls over financial reporting, which we believe are “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. Those weaknesses, after discussion with and by the Company’s Audit Committee, were subsequently disclosed in the Company’s Form 10-K, Item 9A, filed on April 15, 2005. The Company has authorized BDO to fully respond to any inquiries of its successor independent auditor regarding those weaknesses. The Company has provided BDO with a copy of the disclosures regarding its change in independent auditors and has requested that BDO provide the Company with a letter addressed to the Securities and Exchange Commission stating whether or not BDO agrees with those statements.

Effective May 3, 2005, the Company’s Audit Committee engaged Russell, Bedford, Stefanou & Mirchandani, LLP (“Russell Bedford”) to audit the Company’s financial statements for the fiscal year ending on December 31, 2005. Prior to the engagement of Russell Bedford, neither the Company nor anyone on behalf of the Company had consulted with Russell Bedford during the Company’s two most recent fiscal years and for fiscal year 2005 through May 2, 2005 in any matter regarding either: (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report nor oral advice provided to the Company that Russell Bedford concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issued; or (B) any matter which was the subject of either a disagreement or a reportable event, as each are defined in Items 304(a)(1)(iv) and (v) of Regulation S-K, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Operating Costs:
Cost of services	73.8%	71.7%
Selling, general and administrative expenses	40.3%	30.5%
Depreciation and amortization	11.2%	8.5%
Restructuring charges	—	2.3%

Total operating expenses	125.3%	113.0%

Operating (loss) income	-25.3%	-13.0%
Interest expense, net	0.7%	0.8%
Non-cash interest expense	2.4%	6.0%

Loss before income taxes	-28.4%	-19.8%
Income tax expense	—	—

Net loss	-28.4%	-19.8%

Preferred stock dividends	—	—

Net loss applicable to common shareholders	-28.4%	-19.8%

Background

The Company faced two significant categories of challenges that materially affected our financial results for the year ended December 31, 2004 and the quarter ended March 31, 2005. One of these was “strategic direction,” and the other was “revenue decline.” Management believes that in the course of addressing these challenges, we are in the process of refocusing the Company and executing on a turnaround strategy designed to make the Company profitable and build stockholder value.

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

Turnaround Challenges. Our financial performance in the 2004 fiscal year and the first quarter of 2005 was significantly affected by declining revenues, with those declines attributed generally to reduced demand for the Company’s services from a handful of key customers. Some of the reduced demand may be attributable to the failure of the Company’s customers to see clear strategic direction, but more importantly, we believe that the circumstances leading to the most dramatic reductions in revenue in the 2004 fiscal year were functions of the industries we serve, and specific to particular clients in those industries. When coupled with our transitory management situation, our sharp decline in revenues put significant pressure on us to efficiently manage a proportionate reduction in variable overhead expenses while maintaining the quality of client service. By way of background, beginning with the realignment of our Board and new senior management team in October 2004, the Company took aggressive steps to stabilize our revenue position by immediately communicating to our clients our new leadership focus and by addressing client concerns in the areas of service quality. Towards this end, in the fourth quarter of 2004 and through the first quarter 2005, our senior management, as well as several members of the our Board, have met with our largest customers to reassure those clients that the Company has new strategic direction and is committed to continue to provide customer service of the highest quality.

In addition to the effort in stabilizing its existing client portfolio, Management has been aggressively pursuing new business to improve the Company’s revenue situation. In the course of meeting with our key customers, Management concluded that the Aegis brand is well-regarded in the markets in which we compete, and that our brand provides a platform from which to rebuild our client portfolio. Management believes that a recent string of successes in developing new business and expanding current client engagements is attributed in part to the Company’s strong brand and reputation for exceptional client service. During 2004 and the first quarter 2005, the Company has successfully entered into services contracts with five new customers in the utility, telecommunications and financial services industries. In pursuing these new accounts, Management is mindful of the risks in concentrating too many client accounts in one industry, and has accordingly sought to diversify the industry sectors of the Company’s new engagements to the greatest extent possible.

As part of our cost-rationalization effort, we closed six call centers in 2004. Management reviewed and took appropriate actions to mitigate and contain risks in certain outbound programs priced on a pay for performance basis, where our revenue is tied directly to commission-type sales received by our customers. Unprofitable programs were canceled and closed, while profitable programs were consolidated into three centers to provide enhanced management attention to detail and operational scale. We believe that our cost-rationalization efforts, begun in 2004 and continuing in 2005, will position the Company to achieve a positive cash flow by June 2005.

Also by way of background, the Company’s sharp decline in revenues during 2004 caused serious difficulties in financing ongoing operations. Under our credit facility with Wells Fargo Foothill (“Foothill”), the Company’s borrowing base was determined by the lesser of (i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or (ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of certain reserves established by Foothill. As the Company’s revenues declined, so too did the Company’s accounts receivable, resulting in an acute contraction in credit financing availability under the Foothill credit facility. Furthermore, the Company’s declining revenue situation resulted in its failure to meet covenants regarding earnings before interest, taxes, depreciation and amortization, or EBITDA, that are common to the Wells Fargo Foothill Loan and Security Agreement and the Amended and Restated Promissory Notes held by Deutsche Bank and Essar. The Company failed to meet these EBITDA covenants in the months beginning in February 2004 through September 2004, resulting in defaults under each of these agreements. Although the Company was able to execute waivers and amendments of these agreements for the first, second and third quarters of 2004 and cure all outstanding defaults for each interval, the Company’s inability to meet its EBITDA covenant requirements under those agreements underscores the Company’s tight credit situation during the 2004 fiscal year, continuing into the first quarter of 2005.

To address the Company’s credit financing challenges and related impact on liquidity, the Company’s management has aggressively managed its receivables cycle time. Additionally, on April 4, 2005, the Company successfully replaced the Foothill credit facility with a credit financing arrangement through Rockland Credit Finance LLC (“Rockland”) (See “Subsequent Events” in Note 8 to Unaudited Consolidated Financial Statements). In an effort to improve our balance sheet, we are in discussions with Essar regarding a proposed transaction in which the Company will sell additional shares of Common Stock to Essar in exchange for Essar’s cancellation of all of the Company’s current indebtedness to Essar, totaling approximately $17.8 Million dollars. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with Essar, and potentially approve the transaction on terms that are in the best interests of the Company and its Stockholders.

Refocus of the Company. After its installation in October 2004, the Company’s new senior management team conducted a thorough review of the Company and our competitive position and determined, with the support of the Company’s Board of Directors, that the Company should be refocused by adjusting our core service offerings and supporting operations. Accordingly, the Company will gradually be refocused from a predominantly domestic provider of call services, customer relationship analytics and database management to a provider of business process outsourcing, including capabilities in call services, customer relationship analytics and database management. In the course of its strategic refocusing, the Company will leverage its brand and expertise in inbound and outbound call management to expand into outsourcing business processes in industries including utilities, telecommunications, logistics, utilities, automotive and financial services. To support its expansion into the business process outsourcing arena, the Company intends to adjust its core operations by establishing significant offshore capabilities in India to take advantage of lower labor costs in that country, in addition to making capital investments in a new state of the art information technology platform designed for maximum scalability and less customization. These plans are still largely in process, although the Company has taken some affirmative steps forward. For example, on February 14, 2005, the Company reached an agreement with Aegis BPO Services Limited, a wholly owned subsidiary of Essar, for the provision of call center and business process outsourcing services to be provided in India.

In addition to its plans to enter into the business process outsourcing industry, the Company has developed and begun to implement plans to compete in Spanish-speaking markets. In the fourth quarter of 2004, the Company executed an agreement with Hispanic Global to provide call services capabilities from Argentina. Management believes that by adding Spanish call services capabilities, the Company can immediately begin to compete in Spanish-speaking markets in its core in-bound and out-bound call service businesses and eventually leverage those capabilities to provide business process outsourcing in those markets.

Revenues. For the quarter ended March 31, 2005, revenues from continuing operations were $15.6 million versus $29.6 million in the first quarter 2004, a decrease of $14 million, or 47.3%. This decrease in revenues resulted from a number of factors. First, the decision at the end of June 2004 by AT&T to discontinue its outbound acquisition services accounted for 58% of the net decrease in revenues. Additionally, one of our financial services companies reduced call volume, which decision accounts for 16% of the net decrease in revenues.

Revenue Mix. Inbound CRM and non-voice services continued to be responsible for the majority of our revenue in the first quarter 2005. Together those two service areas accounted for approximately 92.7% of our revenues, as compared to 66.9% in first quarter 2004. Outbound CRM revenue for first quarter 2005 accounted for approximately 7.3% as compared to 33.1% in the first quarter 2004. Reduced volume for existing client programs accounts for the decrease in outbound CRM revenues for the first quarter 2005, as compared with first quarter 2004.

	Three Months Ended March 31,
	2005	%	2004	%
	(Dollars in millions)
Inbound CRM	$12.9	82.2%	$16.9	57.0%
Outbound CRM	1.1	7.3%	9.8	33.1%
Non-Voice & Other	1.6	10.5%	2.9	9.9%

Total revenues	$15.6	100.0%	$29.6	100.0%

Revenue Concentration. We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients or a significant decline in business with any of these clients individually or as a group, or our inability to collect amounts owed to us by such clients, could have, and have had a material adverse effect on our business. An example of this is the decision by AT&T during 2004 to reduce and then later discontinue its outbound acquisition services. For the first quarter 2005, five customers each were responsible for at least 10% of our revenues and together accounted for approximately 69% of our revenues as compared to 72% for the comparable quarter 2004. Our revenue concentration for these five customers was as follows:

		Three Months Ended March 31,
Client	Industry Segment	2005	%	2004	%
		(Dollars in millions)
AT&T	Telecommunications	$1.8	11.4%	$10.0	33.7%
JM Family	Insurance Services	2.3	14.4%	1.0	3.2%
Qwest	Telecommunications	2.9	18.5%	4.0	13.5%
American Express	Financial Services	1.8	11.3%	4.0	13.7%
Western Union	Financial Services	2.1	13.4%	2.4	8.0%

	Total	$10.9	69.0%	$21.4	72.1%

Our revenues are also concentrated within the telecommunications and financial services industries. The telecommunications industry was under significant economic pressures throughout 2003 and 2004, and there continues to be added pressure to that industry starting in 2005. That revenue concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable.

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

In looking to meet the growing demand in the industry for lower cost, offshore-based operations, we have been partnering with WNS North America, Inc., a leading business processing outsourcer with extensive operations in India. However, on February 14, 2005, we signed an agreement with Aegis BPO Services, Ltd., a subsidiary of Essar, to provide additional outsourcing alternatives to our clients for our CRM needs. We have reached an agreement with Qwest Communications and WNS North America, Inc. to move the Company’s Qwest processes from WNS to Aegis BPO Services, Ltd. in the second quarter of 2005. Offshore capacity provides clients with a highly educated workforce, lower costs and 24-hour coverage. The growth of such offshore-based CRM has outpaced domestic growth industry-wide in recent years. The Company is attempting to become competitive for this segment of the industry as part of its strategy to increase revenues. However, there can be no assurance that the Company will be successful in competing for this segment of business.

Cost of Services. Cost of services decreased $9.7 million from $21.2 million for the first quarter 2004 to $11.5 million for the first quarter 2005. As a percentage of sales, cost of services rose slightly over the same period, from 71.7% to 73.8%. The total decrease in cost of services experienced during the year is due to the reduction in wage expense associated with revenue shortfall for the comparable periods as well as the consolidation and shutting down of call center operations from 2004. The slight increase of cost of services as a percentage of revenue in both periods is a result of revenue declines occurring in advance of, or without a corresponding equal reduction of variable costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, SG&A, decreased $2.7 million from $9.0 million for the first quarter 2004 to $6.3 million for the first quarter 2005, or a percentage increase from 30.5% of revenues in 2004 to 40.3% of revenues in 2005. The decrease in SG&A is primarily attributable to the elimination of overhead costs due to the reduction in workforce, the closing of client service centers as well as improved management of our self-insured workers compensation plan compared to the prior period. Increases as a percentage of revenue are primarily due to decreases in revenues for 2005 as compared to 2004.

Depreciation and Amortization. For the quarters ended March 31, 2005 and 2004, respectively, depreciation and amortization expenses were $1.7 million and $2.5 million. The reduction in depreciation expense is due to the effects of a mature asset base becoming fully depreciated.

Interest Expense, net. Net interest expense decreased from $0.2 million in the first quarter 2004 to $0.1 million in the first quarter 2005. The Reduction is related to reduced interest expense from reduced borrowings on the Wells Fargo Foothill financing in the first quarter 2005 compared with the first quarter 2004.

Non-cash interest expense. Non-cash interest expense decreased from $1.8 million in the first quarter 2004 to $0.4 million in the first quarter 2005, mainly representative of the one time write-off of the Essar Deutsche Bank discount against the note payables of $1.4 million related to the payment of approximately $10 million during the first quarter 2004.

Income Tax Provision. We have historically generated net operating losses for income tax purposes. We recognize a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2022. Management regularly evaluates the company’s ability to realize its deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future. We have allocated a valuation allowance representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. The income tax benefit from the operating losses incurred during first quarter 2005 and 2004 were offset by the Company’s valuation allowance since the benefit would exceed the projected realizable deferred tax asset. The Company has entered into transactions which may have an impact as to the ability to absorb Net Operating Losses in the future based on Section 382 income tax rulings.

FINANCIAL CONDITION

Liquidity and capital resources. The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Three months ended March 31,
	2005	2004
	(Dollars in millions)
Net cash provided by (used in) operating activities	$0.1	$(0.6)
Net cash provided by (used in) investing activities	(1.2)	3.1
Net cash provided by (used in) financing activities	1.1	(4.2)
Net cash provided by (used in) discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	—	$(1.7)

We have historically used cash flow from operations, available borrowing capacity under a revolving line of credit, subordinated indebtedness provided by certain of our stockholders, and the issuance of convertible preferred stock to meet our liquidity needs. On January 26, 2004, we entered into a Loan Agreement with Wells Fargo Foothill (Foothill) that allowed The company to borrow up to $25 million. The maximum amount available to borrow under the Loan Agreement was determined by the lesser of (i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or (ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of certain reserves established by Foothill. The Loan Agreement contained restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. As a result of this agreement, Foothill was granted a continuing security interest in substantially all of our assets. Though we were not in compliance during certain months of the year and the non-compliance also resulted in cross defaults with other lenders, the Company was able to execute amended agreements with revised covenants, receiving waivers from all lenders, including Foothill, from all defaults in the loan agreements and related notes. Effective April 4, 2005, the Company replaced the Foothill Facility with an alternative credit arrangement with Rockland. Management believes that cash flows from operations and funds available from financing activities should be sufficient to meet our current liquidity requirements. (See “Subsequent Events” in Note 8 to Unaudited Consolidated Financial Statements.)

Cash provided by operating activities was $0.1 million in the first quarter 2005, as compared to cash used of $0.6 million in the first quarter 2004. The $0.1 million of operating cash flow in the first quarter of 2005 was mainly provided by increases in accounts payable and accrued liabilities of $2.6 million offset by the net of net losses less adjustments to reconcile loss from operations to cash used in operations of $2.5 million.

Cash used in investing activities was $1.2 million in the first quarter of 2005 as compared to cash provided of $3.1 million in the first quarter of 2004. The change is primarily attributable to restricted cash balances eliminated in 2004 freeing up cash held for the Company’s workers compensation insurance policies and the surety bonds required for telemarketing compliance.

Cash provided in financing activities was $1.1 million in the first quarter of 2005 as compared to cash used of $4.2 million in the first quarter of 2004. In the first quarter of 2005 the Company executed a note payable to Essar, which was paid back in April 2005. This Compares with the Company’s use of $6.0 million in proceeds from the Foothill Credit Facility in the first quarter of 2004 to pay off $10.0 million in Deutsche Bank/Essar notes payable in 2004.

During the first quarter 2005, in an effort to improve its balance sheet and attract alternative lines of credit that would potentially replace the Foothill credit facility, the Company and Essar have been in discussions to consummate a transaction in which the Company would sell additional shares of its common stock to Essar in exchange for Essar’s cancellation of the Company’s approximate $17.8 million indebtedness to Essar. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with Essar, and potentially approve the transaction on terms that are entirely fair and in the best interests of the Company and its stockholders.

Subsequent to March 31, 2005, Essar has arranged for the posting of two letters of credit to cover certain bonding requirements and workers compensation contingent liabilities of the Company. Additionally, Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3.1 million due in the second quarter of 2004 to various maturities commencing on April 30, 2006 and running to August 30, 2006. Essar has provided to the Company a commitment to convert its funded debt of approximately $17.8 million into common stock of the Company. On April 4, 2005, the Company entered into a new financing agreement with Rockland to provide working capital funding to the Company (See “Subsequent Events” in Note 8 to Unaudited Consolidated Financial Statements). The Company believes that with the turnaround strategy and business plan initiative put in place by the new management team installed during the fourth quarter of 2004, additional financing by Rockland, Letters of Credit arranged through Essar, deferment of short-term debt beyond one year of maturity, and the commitment of Essar to convert its funded debt of $17.8 million into common stock will position the Company to continue operations and execute on its plan. We believe Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3.0 million to cover short-term gaps, as necessary.

Restricted Cash

On March 31, 2005, the Company had restricted cash balance of $2.1 million mostly composed of the Company’s letters of credit outstanding of $2.9 million and set to expire between February 6, 2005 and July 13, 2005. Those letters of credit were being maintained as security for the self-insured portion of the Company’s workers compensation insurance program and to support licensing requirements related to certain of the Company’s contractual obligations. On March 15, 2005, Essar arranged for the replacement of those letters of credit with two alternative letters of credits, which have been posted for the benefit of the Company. Subsequent to March 31, 2005, both companies that are beneficiaries of those letters of credit accepted the new letter of credit arranged by Essar. As a result, the restricted cash collateral was released to the Company on April 26, 2005.

Accounts Receivable

Accounts receivable at March 31, 2005 were $9.7 million, as compared to $9.8 million at December 31, 2004. The Company’s revenues and related accounts receivable are concentrated with clients in the telecommunications industry, an industry that has been under significant economic stress. The reserve was adjusted downward at December 31, 2004 to reflect the over accrual reserve based on a review of balances aged at 60 days that had not been collected by February 28, 2005. At future reporting periods, the Company will consider the need for comparable adjustments to the Accounts Receivable Reserve based on individual client credit worthiness and aged balances.

Related Party Short Term Borrowings

The Company’s sharp decline in revenues during 2004 and first quarter 2005 continued to cause serious difficulties in financing ongoing operations. The impact of the Company’s constrained credit availability on its critical liquidity needs was particularly acute in late October of 2004, when the Company was able to turn to Essar for a short term loan in the amount of $1.8 Million, of which $0.8 Million has already been repaid.

On March 21, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The Promissory Note was repaid to Essar during April 2005. The promissory note was in the amount of $1.25 Million, was unsecured and bore interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payments were payable in cash, unless Essar agreed that such interest should be capitalized and added to the principle amount of the Promissory Note.

Contractual Obligations and Commercial Commitments

The Company has agreements with certain telephone long distance carriers which currently range from 5 months to 30 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then-remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2.2 million over a 36-month period. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7.4 million annually for seven years.

At December 31, 2004, the Company accrued $0.29 million related to unused and under accrual usage for the current years commitment of $7.4 million. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond the control of us and other issues related to our business, which significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and have been working with the vendor provider to redraft the contract effective October 1, 2004 the beginning of the revised contract year, which runs consecutively for three years to completion at September 30, 2007. The contingency could be in the range from $0 to $0.6 million, and Management’s best estimate is $0.29 million which has been accrued for at December 31, 2004 and March 31, 2005.

On March 31, 2005, the Company had two outstanding irrevocable letters of credit. Those letters of credit totaled approximately $2.9 million in value and were set to expire between February 6, 2005 and July 13, 2005. Those letters of credit were being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain of the Company’s contractual obligations. Effective on March 15, 2005, Essar arranged for the replacement of those letters of credits with two alternative letters of credits which have been posted by the Company. As a result, on April 26, 2005 the restricted cash collateral was released to the Company.

On April 4, 2005, the Company executed a new financing arrangement with Rockland. The agreement provides for a $7,500 million facility based on factored receivables. The cost basis of financing is Wall Street Journal published prime rate plus 2% on funds employed. Management fees are based on 0.75% of the face value of every invoice purchased for each 30-day period up to 60 days. Thereafter, the fee is 0.45% each 15-day period for an additional 30 days for a total 90-day period. The Company may be required to purchase back outstanding invoices that are more than 90 days old.

LONG-TERM DEBT

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28.2 million from the Company. Those notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%. Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each note is payable in two installments. On January 28, 2004, $8.0 million of the first required installment of $12.3 million was paid. On March 3, 2004 and March 8, 2004, the Company made payments totaling $2.0 million dollars to Deutsche Bank and Essar. Subsequently, both Essar and Deutsche Bank have committed to extending the remaining $2.3 million initial installment to April 16, 2006. The second installment of $16.1 million, along with capitalized interest of $0.2 million through March 30, 2004, is due on April 26, 2007. The notes are guaranteed by all of the Company’s subsidiaries.

On January 26, 2004, the Company entered into a Loan Agreement with Foothill that allowed the Company to borrow up to $25.0 million with a maturity date of January 26, 2007. Interest rates under the agreement were variable and were tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate. The Loan Agreement contained restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. On April 4, 2005, the Foothill agreement was terminated and replaced by the Rockland Agreement (See “Subsequent Events” in Note 8 to Unaudited Consolidated Financial Statements).

Note Receivable

Aegis holds a judgment in the approximate amount of $2.2 million, excluding prejudgment interest, against Michael G. Santry, a former officer and director of Aegis. The judgment arises from a secured promissory note made by Mr. Santry in 1997 and payable to Aegis. Mr. Santry filed a bankruptcy petition in 2004. Aegis continues to pursue an action in Colorado state court to recover a portion of the collateral securing the promissory note. Because Mr. Santry was an affiliate and the amount of the loan had been outstanding for more than one year, the balance of the note receivable was reclassified as a reduction to additional paid-in capital in stockholders’ equity in the fourth quarter of 1999. Any amounts recovered as a result of the judgment will be recorded as capital upon receipt. As of March 31, 2005, no monies had been recovered as a result of the judgment.

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

For the three months ended March 31, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Aegis management, including the Chief Executive Officer (who currently performs the functions of the Chief Financial Officer), conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Aegis’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer concluded that Aegis’ disclosure controls and procedures were effective as of the end of the period covered by this report.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f), as promulgated under The Securities Act of 1934) during the quarter ended March 31, 2005, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting, other than as follows:

Deficiencies in The Company’s Internal Controls over Financial Reporting:

During the preparation of the Company’s financial statements as of and for the year ended December 31, 2004, and in conjunction with Management’s assessment of the Company’s internal controls over financial reporting as of that date, the Company concluded its then-current system of disclosure controls and procedures was not effective because of certain internal control weaknesses. As a result of this conclusion, the Company initiated changes in internal control.

Corrective Actions Taken During the Quarter Ending March 31, 2005 with respect to deficiencies in the Company’s Internal Controls over Financial Reporting:

Lack of Adequate Accounting Staff

During the course of the audit several accounting errors were identified by the Company’s then-independent auditors and researched and appropriately adjusted in the financial statements by our management. That independent auditor questioned the depth and experience of the accounting staff responsible for preparing and closing the General Ledger for the Company’s financial statements as of and for the year ended December 31, 2004.

The Company was aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. On December 28, 2004, the Company engaged an independent contractor as Vice President of Finance, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. He has subsequently come on board as a fulltime key employee of the Company. On January 3, 2005, the Company engaged an independent contractor, who is also a CPA with extensive experience, to lead its Sarbanes-Oxley compliance efforts. On February 16, 2005, the Company hired an Accounting Manager, who is also a CPA with SEC reporting experience. On February 28, 2005, the Company hired a Vice President of Global Finance, a Chartered Accountant with US-based CFO experience and an extensive financial management background. The Company believes these additions to the Company’s Finance and Accounting team will improve the quality of future period financial reporting.

Revenue Recognition Process enhancements

During the course of the audit of the Company’s financial statements, several accounting errors were identified by the Company’s then-independent auditor. That auditor identified the Company’s reliance on manual calculations and interventions in its revenue recognition process.

In order to correct this material weakness, the Company is

working to prepare model billing templates based on the two general methods through which the Company is paid for its services. When those templates are complete, they will be implemented for the Company’s customer accounts and considered for automation. Additional current actions ongoing by our management to correct this deficiency include a review of all customer contracts to ensure that all customer contract files are up to date. An initial draft of the report that has been prepared in this regard is currently under review and will be complete by the end of May 2005. Effective with the March billings to be prepared in early April, the Company’s Accounts Receivable Specialist will prepare a schedule comparing the actual billings by customer for the month to the monthly revenue estimates derived and reviewed in the Company’s weekly operations meeting. The Company’s Vice President of Finance and the appropriate Vice President responsible for the overall customer relationship currently approve this schedule prior to mailing the customer invoices.

Timely Closing of the Books

In connection with the preparation of the audit as of and for the year ended December 31, 2004, our management identified a material weakness based on the Company’s delay in closing its books for non-quarter end months during the first quarter of 2005.

In order to correct this material weakness, checklists are being developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. Those checklists provide evidentiary support of work performed and reviewed. Specific checklists are being developed for non-quarter end months, quarter end months, and the annual close. Those checklists were implemented for the first quarter 2005 close process and used in the preparation of the first quarter 2005 Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6 to the Unaudited Consolidated Financial Statements for a description of our legal proceedings.

ITEM 6.	EXHIBITS

(A)	EXHIBITS

Aegis Communications Group, Inc.

Index to Exhibits

The following exhibits are filed as a part of this Form 10-Q Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s common stock (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).

4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended June 30, 1994).

4.3	Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, dated November 5, 2003 (Incorporated by reference to Exhibit 4.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.4	Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated November 5, 2003 (Incorporated by reference to Exhibit 4.8 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.5	Common Stock Warrant issued to Essar Global Limited, dated April 21, 2004 offering warrants to acquire common shares of the registrant (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003)

4.6	Common Stock Warrant issued to Deutsche Bank AG-London acting through DB Advisors, LLC, dated April 21, 2004, offering warrants to acquire common shares of the registrant. (Incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003)

10.1	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.2	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.3	Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.27 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2001).

10.4	Employment Agreement dated October 13, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Thomas P.G. Franklin (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2000).

10.5	Employment Agreement dated July 16, 2001, by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ending September 30, 2001).

10.6	Employment Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated December 3, 2001 (Incorporated by reference to Exhibit 10.34 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2001).

10.7	Employment Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and it subsidiaries dated August 28, 2000 (Incorporated by reference to Exhibit 10.32 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.8	Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.36 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.9	Agreement between Thomas P.G. Franklin and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.37 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.10	Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.38 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.11	Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.12	Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company’s Preliminary Proxy Statement filed on July 30, 2003).

10.13	Note and Warrant Purchase Agreement dated as of November 5, 2003 by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor and Essar Global Limited (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.14	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,087,352 from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.15	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,143,815 from the Company to Essar Global Limited (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.16	Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.17	Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.18	Subsidiary Guaranty dated as of November 5, 2003 (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.19	Loan and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.47 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded)

10.20	Amended and Restated Secured Promissory Note, dated as of January 28, 2004, in the original principal amount of $10,087,352 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC 2003 (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.21	Amended and Restated Secured Promissory Note, dated as January 28, 2004, in the original principal amount of $10,143,815 payable to Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.49 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.22	General Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as agent for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.23	Trademark Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.24	Copyright Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.25	Stock Pledge Agreement, dated as of January 26, 2004, by Aegis Communications Group, Inc. and certain of its subsidiaries signatory thereto in favor of Wilmington Trust Company (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.26	Amendment No. 1 to Subsidiary Guaranty, dated as of January 26, 2004, among Advanced Telemarketing Corporation, IQI, Inc., LEXI International, Inc., Interserv Services Corporation, Deutsche Bank AG London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee 2003 (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.27	Collateral Trustee Agreement, dated as of January 26, 2004, among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, Deutsche Bank AG—London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (2003 (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.28	Trademark Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.29	Copyright Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.57 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.30	Amendment Number 1 to and Waiver and Consent Under Loan and Security Agreement, dated as of March 30, 2004, among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.31	Waiver Under Amended and Restated Secured Promissory Notes, dated as of March 30, 2004, between Aegis Communications Group, Inc., Deutsche Bank AG—London and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.59 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.32	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,170,266 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC 2003 (Incorporated by reference to Exhibit 10.60 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.33	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,227,340 payable to Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.61 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.34	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and John Scot Brunke dated March 31, 2004, (Incorporated by reference to Exhibit 10.16 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.35	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Angelo Macchia dated March 31, 2004, (Incorporated by reference to Exhibit 10.17 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.36	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Thomas P.G. Franklin dated March 31, 2004, (Incorporated by reference to Exhibit 10.18 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.37	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Joseph Marinelli dated March 31, 2004, (Incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.38	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Herman M. Schwarz dated April 4, 2004, (Incorporated by reference to Exhibit 10.20 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.39	Bonus agreement by and between Aegis Communications Group, Inc., and Lee O. Waters dated April 1, 2004, (Incorporated by reference to Exhibit 10.21 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.40	Amendment number 3 to and waiver under loan and security agreement between Aegis Communications Group, Inc. and Wells Fargo Foothill, Inc. dated August 23, 2004, (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2004).

10.41	Third amended and restated secured promissory note between Aegis Communications Group, Inc. and Essar Global Limited dated August 23, 2004, (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2004).

10.42	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Richard Nelson Ferry dated September 30, 2004, (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.43	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Kannan Ramasamy dated September 30, 2004, (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.44	Promissory note between Aegis Communications Group, Inc. and Essar Global Limited dated October 22, 2004, (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.45	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and John Scot Brunke dated November 11, 2004, (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.46	Amended number 4 to and waiver under loan and security agreement between Aegis Communications Group, Inc. and subsidiaries, and Wells Fargo Foothill, Inc. dated November 12, 2004, (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.47	Fourth amended and restated secured promissory note by and among Aegis Communications Group, Inc., and Deutsche Bank AG London acting through DB Alternative Trading, Inc. (Formerly known as DB Advisors, LLC) dated November 22, 2004, (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.48	Fourth amended and restated secured promissory note by and between Aegis Communications Group, Inc., and Essar Global Limited dated November 22, 2004, (Incorporated by reference to Exhibit 10.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.49	Secured Promissory Note, dated December 15, 2005, in the original principal amount of $7,443,947.62 between Aegis Communications Group, Inc. and Essar Global Limited, dated December 15, 2004 (Incorporated by reference to Exhibit 10.49 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.50	First Amended and Restated Promissory Note, dated January 3, 2005, in the original principal amount of $1,006,162.40, payable to Essar Global Limited (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.51	First Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $7,453,885.29 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.52	Fifth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $ $9,376,855 payable to Essar Global Limited (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.53	Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $1,863,471.32, payable to Deutsche Bank AG—London acting through DB Alternative Investments, Inc. (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.54	Master Factoring Agreement, dated April 3, 2004, between Aegis Communications Group, Inc. and Rockland Credit Finance, LLC (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.55	Multiple Guaranty of Payment, dated as of March 30, 2005, between Aegis Communications Group, Inc. and its subsidiaries and Rockland Credit Finance, LLC. Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004

10.56	Promissory Note, dated March 21, 2005, in the original principal amount of $1,250,000, payable to Essar Global Limited (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.57	Seventh Amended and Restated Secured Promissory Note, dated April 27, 2005, in the original principal amount of $1,884,500.54, payable to Deutsche Bank AG-London acting through DB Alternative Investments, Inc. (filed herewith).

10.58	Transition Agreement, dated as of May 3, 2005, between Aegis Communications Group, Inc. and Richard N. Ferry (filed herewith).

23.1	Consent of BDO Seidman, LLP, dated March 31, 2004 (Incorporated by reference to Exhibit 23.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: May 18, 2005	By:	/s/ KANNAN RAMASAMY
Kannan Ramasamy, President and Chief Executive Officer, Person performing the Functions of Chief Financial Officer, Director