Form 10-Q
period 2005-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 2005-08-12
CIK 778426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on August 11, 2005
COMMON STOCK $.01 PAR VALUE	660,053,022

PART I - FINAN CIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aegis Commu nications Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$417	$—
Restricted Cash	132	966
Accounts receivable—trade, less allowance for doubtful accounts of $86 and $87, respectively	5,827	9,783
Prepaid expenses and other assets	840	1,100

Total current assets	7,216	11,849
Property and equipment, net of accumulated depreciation of $81,431 and $78,485, respectively	6,354	9,042
Deferred financing costs, net of accumulated amortization of $3,991 and $3,344, respectively	200	846
Other assets	384	384

	$14,154	$22,121

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Liabilities & Shareholders’ Deficit
Current liabilities:
Current portion of capital leases	$—	$324
Accounts payable	5,634	3,534
Accrued compensation expense and related liabilities	1,042	1,075
Accrued interest expense	162	76
Other current liabilities	9,386	10,477
Current portion of long-term debt, net of discount of $202	2,944	—

Total current liabilities	19,168	15,486
Long term notes payable, net of discount of $1,158 and $1,835, respectively	15,545	17,816
Capital lease obligations, net of current portions	—	507
Other Long-Term Liabilities	339	373
Commitments and contingencies
Shareholders’ deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2005 and 2004 .	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 660,053,022 shares issued and outstanding in 2005 and 2004, respectively	6,601	6,601
Additional paid-in capital	136,973	136,973
Treasury shares; at cost, 475,600 held in 2005 and 2004	(1,199)	(1,199)
Accumulated deficit	(163,273)	(154,436)

Total shareholders’ deficit	(20,898)	(12,061)

	$14,154	$22,121

The accompanying notes are an integral part of the financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Revenues	$15,807	$26,294	$31,446	$55,865
Operating costs:
Cost of services	11,732	19,430	23,278	40,628
Selling, general and administrative expenses	5,995	8,848	12,300	17,874
Depreciation and amortization	1,847	2,368	3,593	4,885
Restructuring charges	—	3,628	—	4,314

Total operating expenses	19,574	34,274	39,171	67,701

Operating loss	(3,767)	(7,980)	(7,725)	(11,836)

Interest expense, net	215	160	319	401
Non-cash interest expense	411	296	793	2,058

Loss from continuing operations before income taxes	(4,393)	(8,436)	(8,837)	(14,295)

Income taxes expense	—	—	—	—

Net loss	(4,393)	(8,436)	(8,837)	(14,295)

Preferred stock dividends	—	—	—	—

Net loss applicable to common shareholders	$(4,393)	$(8,436)	$(8,837)	$(14,295)

Basic and diluted loss per common share	$0.00	$(0.07)	$(0.01)	$(0.14)

Weighted average shares of common stock outstanding(in thousands):
Basic	659,577	121,605	659,577	103,305
Diluted	659,577	121,605	659,577	103,305

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Month Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(8,837)	$(14,295)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,592	4,885
Non-cash interest expense	198	2,058
Amortization of Note Payable discount	475	—
Gain on disposal of fixed asset	—	(26)
Non-cash gain on lease transaction	(673)	—
Restructuring charges	—	3,250
Changes in operating assets and liabilities:
Accounts receivable	3,956	5,387
Prepaid and other current assets	260	37
Other assets	—	(1,095)
Accounts payable and other accrued liabilities	2,153	1,636
Other liabilities	(1,108)	1

Net cash provided by (used in) operating activities from continuing operations	16	1,838
INVESTING ACTIVITIES
Capital expenditures	(258)	(1,478)
Proceeds from sale of fixed assets	—	72
Restricted cash	834	4,181

Net cash provided by (used in) investing activities from continuing operations	576	2,775
FINANCING ACTIVITIES
Payments on revolving line of credit	(15,612)	(48,298)
Proceeds from revolving line of credit	15,612	52,727
Payments on capital lease obligations	(175)	(642)
Payments on notes payable—Deutsche Bank/Essar	(1,250)	(10,000)
Proceeds from Notes Payable—Essar	1,250	—

Net cash (used in) provided by financing activities from continuing operations	(175)	(6,213)

Net cash provided by (used in) continuing operations	417	(1,600)

Net cash used in discontinued operations	—	(44)

Net increase (decrease) in cash and cash equivalents	417	(1,644)

Cash and cash equivalents at beginning of period	—	1,703

Cash and cash equivalents at end of period	$417	$59

Supplemental information on non-cash activities:

Supplemental information for cash paid during the period for:
Interest	$303	$280
Taxes	$—	$69

The accompanying notes are an integral part of the consolidated financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data and where noted)

June 30, 2005

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

2. PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued and outstanding 29,778 shares as of June 30, 2005 and December 31, 2004, through its Series B Preferred Stock. Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay cumulative cash dividends at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $198 at June 30, 2005 and December 31, 2004. Accrued dividends are classified as other accrued liabilities on the accompanying consolidated balance sheet.

3. ACCOUNTS RECEIVABLE

On April 4, 2005, the Company entered into a financing agreement with Rockland Credit Finance, LLC (Rockland) for a maximum borrowing of up to $7,500. The arrangement is based on the factoring of the Company’s accounts receivables. Substantially all cash and accounts receivable of the Company have been pledged as collateral for the Rockland facility.

Under the arrangement, Rockland typically advances to the Company 85% of the total amount of accounts receivable factored. Rockland retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Rockland. The cost of funds for the accounts receivable portion of the borrowings with Rockland is a .75% for each 30-day period up to a maximum of 60 days, thereafter, the fee shall be .45% each 15 day period for an additional 30 days for a maximum of 90 day advance. The Company may be obligated to purchase the receivable back from Rockland at the end of 90 days.

As of June 30, 2005, the Company recorded on its balance sheet, accounts receivable of approximately $5,827 net of allowance for doubtful accounts of approximately $86. In the second quarter 2005, we factored invoices totaling $17,616 in receivables. We received $16,796 in proceeds from the factor, with a balance due at June 30, 2005 from the factor agent of $820.

The Company is obligated to repurchase transferred receivables under its agreement with its factor, and therefore the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The Company’s obligations to the factor are collateralized by all of the Company’s cash and accounts receivables.

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

The Company has no awards of stock-based employee compensation outstanding at June 30, 2005.

5. LOSS PER SHARE

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

Basic and diluted weighted average shares outstanding were computed as follows:

	Six months ended June 30,
	2005	2004
Basic and Diluted (in thousands)
Weighted average common shares outstanding	660,053	103,781
Weighted average treasury shares	(476)	(476)

Shares used in EPS calculation	659,577	103,305

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

6. DEBT AND FINANCING FACILITIES

Essar Short Term Loan: On March 21, 2005, the Company executed a Promissory Note in the amount of $1,250 in favor of Essar Global Limited (“Essar”), an entity controlled by a significant shareholder of the Company. The Promissory Note was unsecured and bore interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. The promissory note was paid in two installments of $250 on April 11, 2005 and $1,000 including interest on April 28, 2005.

Rockland Finance Commitment: On April 4, 2005, the Company executed a new financing arrangement with Rockland Credit Finance LLC (“Rockland”), and simultaneously terminated its revolving credit facility with Wells Fargo Foothill. The Rockland agreement provides for a $7,500 facility based on factored receivables. By its terms, the agreement allows the Company to select, sell and assign certain of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. Cost related to the finance is Wall Street Journal published prime rate plus 2% on funds employed. Management Fees are based on 0.75% of the face value of every invoice purchased for each 30-day period up to 60 days. Thereafter, the fee is 0.45% each 15-day period for an additional 30 days for a total 90-day period. The Company may be required to purchase back outstanding invoices more than 90 days old.

Essar Credit Guarantee & Written Commitment on Deferment of Short Term Borrowings to Long-Term Debt: Essar has provided its credit extension to the Company in the form of stand-by letters of credits to cover certain bonding requirements in place and to cover the Company’s workers compensation contingent liabilities.

Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3,146 due second quarter 2005 to various maturities commencing April 30, 2006 through August 30, 2006. During the first half of 2005, in an effort to improve its balance sheet and attract alternative lines of credit that would potentially replace the Foothill credit facility, the Company and Essar have been in discussions regarding a possible transaction in which the Company would sell additional shares of its common stock to Essar in exchange for Essar’s cancellation of the Company’s approximate $17,800 indebtedness to Essar. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction and negotiate with Essar. However, there can be no assurance that such a transaction will be approved or completed. Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3,000 to cover short-term gaps, as necessary.

On April 27, 2005, the Company delivered an executed Seventh Amended and Restated Secured Promissory Note in favor of Deutsche Bank AG—London, acting through DB Alternative Trading, Inc. (“DB”). The amendment changes a scheduled initial principal payment under the Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the amount of $232 that would have been due on June 3, 2005. Under the amended promissory note, that initial principal payment of $232 is now due on April 16, 2006. Additionally, the accrued interest under the Sixth Amended and Restated Promissory Note has been calculated beginning on January 3, 2005 up to April 20, 2005 and added to the original principal amount of $1,863, resulting in a face amount for the Seventh Amended and Restated Promissory Note of $1,885.

In the second quarter 2005, the Company transferred the lease obligation of its Rocky Mount, NC center, which was closed in 2004 to a third party. The transfer of the lease included the ability to transfer the net capital lease obligation in the amount of $673 back to Circuit City, lessor, who sold the assets on to the new tenant. In 2004, the Company wrote these leased assets off the books. As a result, in the second quarter 2005 the Company recorded $673 as income in the Condensed Consolidated Income Statement.

7. COMMITMENTS AND CONTINGENCIES

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

At December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the current year’s commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause, which in the event of a business downturn beyond our control that significantly reduces the volume of telephony services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract effective on October 1, 2004 the beginning of the revised contract year, which runs consecutively to September 30, 2007. The contingency could be in the range from $0 to $600, and Management’s best estimate is $290, which has been accrued for at December 31, 2004 and June 30, 2005. The Company is completing negotiations with AT&T effected by our “Business Downturn / Network Optimization” clause effectively reducing interstate telephone rates from $0.0237 to $0.0182 dollars per minute. The contract will be effective July 1, 2005 and extend annual contract commitments of $3,400 per annum expiring September 30, 2010. All shortages to date will be waived allowing the Company to reverse amounts accrued at December 31, 2004 of $290 having a positive income effect during the third Quarter 2005.

The Company has an employment agreement with Kannan Ramasamy. The employment agreement provides for, upon the Company’s adoption of an employee stock option plan, a grant of options to purchase 3,450,000 shares of the Company’s common stock. The price of those options is the closing market price of the Company’s common stock on the date of grant. The options vest in three equal annual installments and terminate ten years from date of grant.

The Company has a transition agreement with Richard Ferry, the Company’s immediate past Chief Executive Officer. The transition agreement provides for grants of options to purchase 2,277,000 shares of the Company’s common stock upon the earlier of (i) the adoption of an employee stock option plan; or (ii) October 31, 2005. The price of those options is the closing market price of the Company’s common stock on the date of grant. The options are exercisable commencing on November 1, 2005, and will expire on November 1, 2010, if not exercised on or before that date.

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

On July 18, 2003, two of our public stockholders, John Beggi and Steven Stremke, filed class action petitions in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors. The petitions alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to our public stockholders and sought to enjoin the transaction. The petitions were consolidated into one action. In February 2005, the parties executed a settlement agreement that, upon the court’s approval on April 13, 2005, has resulted in the dismissal of all pending claims.

8. INCOME TAXES

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

9. RELATED PARTY TRANSACTIONS

On May 6, 2005, the Company announced that Richard N. Ferry resigned from his positions as President and Chief Executive Officer of the Company and from all other officer positions held with the Company’s subsidiaries effective as of April 30, 2005. Mr. Ferry continues to serve as a director of the Registrant’s Board of Directors. On May 6, 2005, the Company announced that Kannan Ramasamy was been elected President and Chief Executive Officer and as a director on the Board of Directors of the Company, effective as of May 1, 2005.

The Company has continued to pursue cost reduction initiatives moving certain contracting services in India from WNS Services to Aegis BPO. Aegis BPO is a wholly owned subsidiary of Essar Global Limited, which is also a significant shareholder of the Company. The Company is in further discussions with Aegis BPO Services Limited to outsource various accounting and financial, information technology, sales and marketing services to reduce overhead and to marshal resources through this partnership for a long-tem competitive advantage. The Company is also in the planning stages of executing on its strategy of growing beyond the call center business to a full line of business process operating initiatives, some of which may be associated through partnerships with related parties. The sensitivity and timing of these discussions are not complete hence it is not possible for us to provide appropriate disclosure in this report. We look forward to providing additional communication and disclosure on these developments when relationships are firmed up.

10. APPOINTMENT OF COMPANY AUDITORS

On May 9, 2005, the Company announced that upon the recommendation of the Audit Committee of the Board of Directors of Aegis Communications Group, Inc., BDO Seidman, LLP (“BDO”) has been dismissed as the Company’s independent auditor effective May 3, 2005. BDO served as the Company’s independent auditor for fiscal years 2003 and 2004. The reports of BDO for those fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During those fiscal years and for fiscal year 2005 through May 2, 2005 there were (A) no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to such disagreements in its reports provided to the Company; and (B) on March 23, 2005, BDO reported to the Audit Committee of Aegis the existence of certain weaknesses in its internal controls over financial reporting, which we believe are “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. Those weaknesses, after discussion with and by the Company’s Audit Committee, were subsequently disclosed in the Company’s Form 10-K, Item 9A, filed on April 15, 2005. The Company has authorized its successor independent auditor to discuss those weaknesses with BDO. The Company has provided BDO with a copy of the disclosures contained herein and has requested that BDO provide the Company with a letter addressed to the Securities and Exchange Commission stating whether or not BDO agrees with the statements contained herein.

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

11. SUBSEQUENT EVENTS

On July 25, 2005, the Company executed a Promissory Note in favor of Essar Global Limited in the amount of $1,500. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payment are payable in cash, unless Lender agrees that such interest shall be capitalized and added to the principle amount of the Promissory Note. The Promissory Note has a maturity date of September 23, 2005.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs:
Cost of services	74.2%	73.9%	74.0%	72.7%
Selling, general and administrative expenses	37.9%	33.7%	39.1%	32.0%
Depreciation and amortization	11.7%	9.0%	11.4%	8.7%
Restructuring charges	—	13.8%	—	7.7%

Total operating expenses	123.8%	130.4%	124.5%	121.1%

Operating (loss) income	-23.8%	-30.4%	-24.5%	-21.1%
Interest expense, net	1.4%	0.6%	1.0%	0.8%
Non-cash interest expense	2.6%	1.4%	2.5%	3.7%

Loss before income taxes	-27.8%	-32.4%	-28.0%	-25.6%
Income tax expense	—	—	—	—

Net loss	-27.8%	-32.4%	-28.0%	-25.6%

Preferred stock dividends	—	—	—	—

Net loss applicable to common shareholders	-27.8%	-32.4%	-28.0%	-25.6%

Background

The Company faced two significant categories of challenges that materially affected our financial results for the year ended December 31, 2004 and the quarter ended June 30, 2005. One of these was “strategic direction,” and the other was “revenue decline.” Management believes that in the course of addressing these challenges, we are in the process of refocusing the Company and executing on a turnaround strategy designed to make the Company profitable and build stockholder value.

Strategic Direction. Our challenges in the area of strategic direction had roots in the Deutsche Bank/Essar transaction that closed on November 5, 2003. As a result of that transaction, which included a Stockholders Agreement executed by our majority stockholders, control of the Company’s Board of Directors shifted to Deutsche Bank and Essar. Within five months of the Deutsche Bank/ Essar transaction, the Company experienced significant turnover in the ranks of senior management, and operated for several months with transitional management. Deutsche Bank and Essar reached an agreement in August of 2004, in which Essar agreed to purchase a substantial portion of Deutsche Bank’s equity and debt positions in the Company, in addition to assuming effective control of our Board. The Company’s Board and its senior management were aligned in October of 2004 with the election of new directors and executive officers, who began moving aggressively to provide the Company with new strategic focus. Because the Company’s renewed strategic focus came late in the 2004 fiscal year, our financial performance for the 2004 fiscal year was impaired by insufficient direction throughout much of the reporting period the Company has been working diligently to evolve a clear turnaround strategy and build momentum during the first six months of 2005.

Turnaround Challenges. Our financial performance in the 2004 fiscal year was significantly affected by declining revenues, with those declines attributed generally to reduced demand for the Company’s services from a handful of key customers. Some of the reduced demand may be attributable to the failure of the Company’s customers to see clear strategic direction, but more importantly, we believe that the circumstances leading to the most dramatic reductions in revenue in the 2004 fiscal year were functions of the industries we serve, and specific to particular clients in those industries. When coupled with our transitory management situation, our sharp decline in revenues put significant pressure on us to efficiently manage a proportionate reduction in variable overhead expenses while maintaining the quality of client service. By way of background, beginning with the realignment of our Board and new senior management team in October 2004, the Company took aggressive steps to stabilize our revenue position by immediately communicating to our clients our new leadership focus and by addressing client concerns in the areas of service quality. Towards this end, in the fourth quarter of 2004 and through the first six months 2005, our senior management, as well as several members of our Board, have met and continue to meet with our largest customers to reassure those clients that the Company is standing fast on its strategic direction and is committed to continue to provide customer service of the highest quality. The Company has in part been able to stabilize the revenue levels over the past three months and certain customers have begun to take advantage of the Company’s effort to build a strategic roadmap with it clients

In addition to the effort in stabilizing its existing client portfolio, management has been aggressively pursuing new business to improve the Company’s revenue situation. In the course of meeting with our key customers, management concluded that the Aegis brand is well-regarded in the markets in which we compete, and that our brand provides a platform from which to rebuild our client portfolio. Management believes that a recent string of successes in developing new business and expanding current client engagements is attributed in part to the Company’s strong brand and reputation for exceptional client service.

While shoring up our client relationships and revenue position, management has been working to bring variable costs in line with reduced revenues and deal with the liquidity concerns stemming in part from that mismatch in revenues and expenses. As part of our cost-rationalization effort, we closed six call centers in 2004. Management reviewed and took appropriate actions to mitigate and contain risks in certain outbound programs priced on a pay for performance basis, where our revenue is tied directly to commission-type sales received by our customers. Unprofitable programs have been canceled and closed, while profitable programs were consolidated into three centers to provide enhanced management attention to detail and operational scale. We have moved current off-shoring operations to an Aegis BPO Services Limited operation where our cost of services and synergies provide increased value to the Company. We have also moved certain quality assurance and operational quality audits functions, and are transitioning information technology services, finance and accounting functions along with some human resource and payroll operations offshore to Aegis BPO Services Limited, a wholly owned subsidiary of Essar Global Limited. The Company believes that these moves will allow us to gain further cost savings providing us with a competitive advantage over our industry base.

By way of background, the Company’s sharp decline in revenues during 2004 also caused serious difficulties in financing ongoing operations. Under our credit facility with Wells Fargo Foothill (“Foothill”), the Company’s borrowing base was determined by the lesser of (i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or (ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of certain reserves established by Foothill. As the Company’s revenues declined, so too did the Company’s accounts receivable, resulting in an acute contraction in credit financing availability under the Foothill credit facility. Furthermore, the Company’s declining revenue situation resulted in its failure to meet covenants regarding earnings before interest, taxes, depreciation and amortization, or EBITDA, that are common to the Wells Fargo Foothill Loan and Security Agreement and the Amended and Restated Promissory Notes held by Deutsche Bank and Essar. The Company failed to meet those EBITDA covenants in the months beginning in February 2004 through September 2004, resulting in defaults under each of these agreements. Although the Company was able to execute waivers and amendments of these agreements for the first, second and third quarters of 2004 and cure all outstanding defaults for each interval, the Company’s inability to meet its EBITDA covenant requirements under those agreements underscores the Company’s tight credit situation during the 2004 fiscal year.

To address the Company’s credit financing challenges and related impact on liquidity, the Company’s management has aggressively managed its receivables cycle time. Additionally, on April 4, 2005, the Company successfully replaced the Foothill credit facility with a credit arrangement through Rockland Credit Finance LLC (“Rockland”). During the first half of 2005, in an effort to improve its balance sheet and attract alternative lines of credit that would potentially replace the Foothill credit facility, the Company and Essar have been in discussions regarding a possible transaction in which the Company would sell additional shares of its common stock to Essar in exchange for Essar’s cancellation of the Company’s approximate $17,800 indebtedness to Essar. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction and negotiate with Essar. However, there can be no assurance that such a transaction will be approved or completed.

Refocus of the Company. After its installation in October 2004, the Company’s new senior management team conducted a thorough review of the Company and our competitive position and determined, with the support of the Company’s Board of Directors, that the Company should be refocused by adjusting our core service offerings and supporting operations. Accordingly, the Company will be gradually refocused from a predominantly domestic provider of call services, customer relationship analytics and database management to a provider of business process outsourcing, including capabilities in call services, customer relationship analytics and database management. In the course of its strategic refocusing, the Company will leverage its brand and expertise in inbound and outbound call management to expand into outsourcing business processes in industries including utilities, telecommunications, logistics, and utilities, automotive and financial services. To support its expansion into the business process outsourcing arena, the Company intends to adjust its core operations by establishing significant offshore capabilities in India to take advantage of lower labor costs in that country, in addition to making capital investments in a new state of the art information technology platform designed for maximum scalability and less customization. Those plans are still largely in process and slowly transitioning, although the Company has taken some affirmative steps forward. For example, on February 14, 2005, the Company reached an agreement with Aegis BPO Services Limited, a wholly owned subsidiary of Essar, for the provision of call center and business process outsourcing services to be provided in India. The Company has also been in negotiations with Aegis BPO Services Limited to provide support in the finance, accounting, human resource, and payroll and information technology services for competitive advantage and cost savings for the Company’s stockholders.

In addition to its plans to enter into the business process outsourcing industry, the Company continues to develop and implement plans to compete in the Spanish-speaking markets. Management believes that by adding Spanish call services capabilities, the Company can immediately begin to compete in Spanish-speaking markets in its core in-bound and out-bound call service businesses and eventually leverage those capabilities to provide business process outsourcing in those markets.

Revenues. For the quarter ended June 30, 2005, revenues from continuing operations were $15,800 versus $26,300 in the second quarter 2004, a decrease of $10,500, or 39.9%. For the six months ended June 30, 2005, revenues from continuing operations were $31,400, 43.8% lower than the $55,900 of revenues generated by the Company in the prior year comparable period. The decrease in revenues for the three and six months ended June 30, 2005 versus the prior year same period resulted from a number of factors. First, the decision at the end of June 2004 by AT&T to discontinue its outbound acquisition services accounted for 58% of the decrease in revenue billings on their campaigns. Additionally the call volumes for certain clients were impacted due to a higher than usual attrition rates of our call center agents at some of our sites during the second quarter 2005.

Revenue Mix. Inbound CRM and non-voice services continued to be responsible for the majority of our revenue in the second quarter 2005. Together those two service areas accounted for approximately 86.7% of our revenues, as compared to 67.7% in second quarter 2004. Outbound CRM revenue accounted for 13.3% of total revenues for the three months ended June 30, 2005 as compared to 32.3% in the comparable prior year period. The decrease in outbound CRM revenues for second quarter 2005 is due to the complete drop off of the AT&T outbound program that the company had during the second quarter of 2004. For the three and six months ended June 30, 2005 and 2004, the mix of revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2005	%	2004	%	2005	%	2004	%
Inbound CRM	$12.1	76.6%	$15.3	58.2%	$24.9	79.3%	$32.1	57.4%
Outbound CRM	2.1	13.3%	8.5	32.3%	3.3	10.5%	18.3	32.7%
Non-Voice & Other	1.6	10.1%	2.5	9.5%	3.2	10.2%	5.5	9.9%

Total revenues	$15.8	100.0%	$26.3	100.0%	$31.4	100.0%	$55.9	100.0%

Revenue Concentration. We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients or a significant decline in business with any of these clients individually or as a group, or our inability to collect amounts owed to us by such clients, could have, and have had a material adverse effect on our business. An example of this is the decision by AT&T during 2004 to reduce and discontinue its outbound acquisition services. For the three months ended June 30, 2005, our five largest clients accounted for 65.1% of our total revenues as compared to 68.4% for the prior year comparable period. For the six months ended June 30, 2005 and June 30, 2004 those same customers accounted for 67.1% and 70.3% of our revenues, respectively. Our revenue concentration for those five customers was as follows:

(Dollars in millions)		Three Months Ended June 30,				Six Months Ended June 30,
Client	Industry Segment	2005	%	2004	%	2005	%	2004	%
Qwest	Telecommunications	$2.6	16.5%	$3.7	14.2%	$5.5	17.5%	$7.7	13.8%
CWS	Insurance Services	2.4	15.0%	0.9	3.4%	4.6	14.7%	1.9	3.3%
Western Union	Financial Services	2.0	12.9%	2.3	8.9%	4.1	13.1%	4.7	8.4%
AT&T	Telecommunications	1.7	10.5%	8.5	32.2%	3.4	11.0%	18.4	33.0%
American Express	Financial Services	1.6	10.2%	2.5	9.7%	3.4	10.8%	6.6	11.8%

	Total	$10.3	65.1%	$17.9	68.4%	$21.0	67.1%	$39.3	70.3%

Our revenues are also primarily concentrated within the telecommunications industry segment. The telecommunications industry was under significant economic pressures throughout 2003 and 2004, and the pressure to the industry has continued into 2005 also adding some level of uncertainty as some of our clients are going through their internal merger process. That revenue concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate collectibility of related accounts receivable. The Company seeks to secure recurring revenues from long-term relationships with companies that utilize customer contact strategies as integral, ongoing elements in their CRM programs. In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client’s CRM needs, we also continue to perform project-based services for certain clients. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones in the future.

In looking to meet the growing demand in the industry for lower cost, offshore-based operations, we had been partnering with WNS North America, Inc., a leading business processing outsourcer with extensive operations in India. However, on February 14, 2005, we signed an agreement with Aegis BPO Services Limited, a subsidiary of Essar, to provide additional outsourcing alternatives to our clients for our CRM needs. During the second Quarter 2005, we moved the Qwest Communications processes from WNS to Aegis BPO Services, Limited and this process was successfully completed by July 22, 2005. Offshore capacity provides clients with a highly educated workforce, lower costs and 24-hour coverage. The growth of such offshore-based CRM has outpaced domestic growth in recent years. The Company is attempting to become competitive for this segment of the industry as part of its strategy to increase revenues. However, there can be no assurance that the Company will be successful in competing for this segment of business.

Cost of Services. Cost of services decreased by approximately $7,700, or 39.7%, from $19,400 for the quarter ended June 30, 2004 to $11,700 for the same quarter in 2005. Cost of services as a percentage of sales for the quarter ended June 30, 2005 increased to 74.2%, from 73.9% for the prior year comparable period. For the six months ended June 30, 2005, cost of services decreased from $40,600 to $23,300 compared to the first six months of 2004. As a percentage of sales, cost of services rose over the same period, from 72.7% to 74.0%. The total decrease in cost of sales experienced during the year is due to the reduction in wage expense associated with revenue shortfall for the comparable periods as well as the consolidation and shutting down of call center operations from 2004. The slight increase of cost of services as a percentage of revenue in both periods is a result of revenue declines occurring in advance of, or without a corresponding equal reduction of variable costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, SG&A, decreased $2,800 from $8,800 for the quarter ended June 30, 2004 to $6,000 for the same quarter 2005, or from 33.7% of revenues in 2004 to 37.9% of revenues in 2005. For the six months ended June 30, 2005, selling, general and administrative expenses were $12,300 or 39.1% of revenues versus $17,900 or 32.0% of revenues for the six months ended June 30 2004. The decrease in SG&A is primarily attributable to the elimination of overhead costs due to the reduction in workforce, the closing of client service centers as well as improved management of our self-insured workers compensation plan compared to the prior period. The full reduction of the SGA expenses could not be realized as some of the lease of our closed facilities are being still carried despite active efforts at disposing them, workers compensation expenses and insurance expenses are locked into contracts which are in the process of being renegotiated as they become due at their renewal cycle. Increases as a percentage of revenue are part due to decreases in revenues for 2005 vs. 2004 and the inelasticity of some of the legacy costs. During the second quarter 2005, the Company absorbed $500 of termination costs in Selling, General and Administrative Expenses related to the cost of terminating the Wells Fargo Foothill debt agreement. The Company feels that this cost has been incorrectly incurred and has hired counsel to review the facts of the case and relevant defenses of repatriating the funds back from Wells Fargo Foothill.

Depreciation and Amortization. Depreciation and amortization expenses decreased $600, in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. As a percentage of revenue, depreciation and amortization expenses were 11.7% in the quarter ended June 30, 2005 versus 9.0% in the quarter ended June 30, 2004, primarily due to the decrease in revenue. For the six months ended June 30, 2005 and June 30, 2004 depreciation and amortization expenses were $3,600 or 11.4% of revenue and $4,900 or 8.7% of revenues, respectively. The reduction in depreciation expense is due to the effects of reduced capital spending on our current technology, coupled with more mature assets becoming fully depreciated.

Interest Expense, net. Net interest expense increased from $160 in the second quarter 2004 to $215 in the second quarter 2005 mainly due to the increased percentage financing cost related to the Rockland Financing in 2005 versus the Wells Fargo Foothill variable rate loan financing costs.

Non-cash interest expense. Non-cash interest expense increased from $296 in the second quarter 2004 to $411 in the second quarter 2005 mainly due to the increased amortization related to the effective interest rate method of amortization versus the straight line amortization on the discounts related to the Essar/DB long-term notes. For the year to date basis, the increase amortization incurred in 2005 is offset by the $1,460 write off of discount balance related to the $10,000 payment to Essar/DB February 2004.

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

FINANCIAL CONDITION

Liquidity and capital resources. The following table sets forth certain unaudited information from our statements of cash flows for the periods indicated:

	Six months ended June 30,
	2005	2004
	(Dollars in millions)
Net cash provided by operating activities	$0.0	$1.8
Net cash provided by investing activities	0.5	2.8
Net cash used in financing activities	(0.1)	(6.2)
Net cash provided by (used in) discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	$0.4	$(1.6)

We have historically utilized cash flow from operations, available borrowing capacity under a revolving line of credit, subordinated indebtedness provided by certain of our stockholders, and the issuance of convertible preferred stock to meet our liquidity needs. On January 26, 2004, we entered into a Loan Agreement with Wells Fargo Foothill (Foothill) allowing the company to borrow up to $25,000. The maximum amount available to borrow under the Loan Agreement was determined by the lesser of (i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or (ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of certain reserves established by Foothill. The Loan Agreement contained restrictions and covenants limiting, among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. As a result of this agreement, Foothill was granted a continuing security interest in substantially all of our assets. The loan agreement contained restrictions and covenants limiting, among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. Though we were not in compliance during certain months of the year and the non-compliance also resulted in cross defaults with other lenders, the Company was able to execute amended agreements with revised covenants, receiving waivers from all lenders, including Foothill, from all defaults in the loan agreements and related notes. On April 4, 2005, the Company replaced the Foothill Facility with an alternative credit arrangement with Rockland Credit Finance LLC. Management believes that cash flows from operations and funds available from financing activities should be sufficient to meet the Company’s current liquidity requirements. (But see “Subsequent Events” in Note 11 to Unaudited Consolidated Financial Statements with respect to promissory note in the amount of $1,500 in favor of Essar).

Cash provided by operating activities was $16 for the six months ended June 30, 2005, as compared to cash provided of $1,838 for the same period in 2004. The $16 was mainly comprised of $2,153 of accounts payable management offset by $1,108 of other liabilities reduction along with $3,956 accounts receivable collection and operating cash flow in 2005 was mainly used up in operations related to the loss of $8,837 net loss less net non-cash expenses of approximately $3,592.

Cash provided in investing activities was $576 in 2005 as compared to cash provided of $2,775 in 2004. The change is primarily attributable to restricted cash balances eliminated in 2004 of $4,181 freeing up cash held for the Company’s workers compensation insurance policies and the surety bonds required for telemarketing compliance less $1,478 of cash used for capital expenditures.

Cash used in financing activities was $175 in 2005 as compared to cash used of $6,213 in 2004. In 2005 the Company received a note payable from Essar of $1,250 which was paid back in April 2005, versus the net revolver receipts of approximately $4,429 received and added with operating and investing cash flows and used to pay off $10,000 in Deutsche Bank/Essar notes payable in 2004.

During the first half of 2005, in an effort to improve its balance sheet and attract alternative lines of credit that would potentially replace the Foothill credit facility, the Company and Essar have been in discussions regarding a possible transaction in which the Company would sell additional shares of its common stock to Essar in exchange for Essar’s cancellation of the Company’s approximate $17,800 indebtedness to Essar. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction and negotiate with Essar. However, there can be no assurance that such a transaction will be approved or completed.

In April 2005, Essar arranged for the posting of two letters of credit to cover certain bonding requirements and workers compensation contingent liabilities of the Company. Additionally, Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3,100 originally due second quarter 2005 to various maturities commencing on April 30, 2006 and running to August 30, 2006. Essar has provided to the Company a commitment to convert its funded debt of approximately $17,800 into common stock of the Company. On April 4, 2005, the Company entered into a new financing agreement with Rockland to provide working capital funding to the Company (See “Long-Term Debt and Financing Facilities” in Note 6 to Unaudited Consolidated Financial Statements). The Company believes that with the turnaround strategy and business plan initiative put in place by the new management team installed during the fourth quarter 2004, additional financing by Rockland, Letters of Credit arranged through Essar, deferment of maturity of payments on short-term debt into the second quarter 2006, and the commitment of Essar to convert its funded debt of $17,800 into common stock will position the Company to continue operations and execute on its plan. Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3,000 to cover short-term gaps, as necessary.

Restricted Cash

On June 30, 2005, the Company had restricted cash balance of $132 mostly composed funds waiting for the clearance of the Wells Fargo Foothill closing of their debt facility. In July 2005, all these funds were closed down and collected by the Company.

Accounts Receivable

On April 4, 2005, the Company entered into a financing agreement with Rockland Credit Finance, LLC (Rockland) for a maximum borrowing of up to $7,500. The arrangement is based on the factoring of the Company’s accounts receivables. Substantially all cash and accounts receivable of the Company have been pledged as collateral for the Rockland facility.

Under the arrangement, Rockland typically advances to the Company 85% of the total amount of accounts receivable factored. Rockland retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Rockland. The cost of funds for the accounts receivable portion of the borrowings with Rockland is a .75% for each 30-day period up to a maximum of 60 days, thereafter, the fee shall be .45% each 15 day period for an additional 30 days for a maximum of 90 day advance. The Company may be obligated to purchase the receivable back from Rockland at the end of 90 days.

As of June 30, 2005, the Company recorded on its balance sheet, accounts receivable of approximately $5,827 net of allowance for doubtful accounts of approximately $86. In the second quarter 2005, we factored invoices totaling $17,616 in receivables. We received $16,796 in proceeds from the factor, with a balance due at June 30, 2005 from the factor agent of $820.

The Company is obligated to repurchase transferred receivables under its agreement with its factor, and therefore the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The Company’s obligations to the factor are collateralized by all of the Company’s cash and accounts receivables.

Related Party Short Term Borrowings

The Company’s continuing loss from operations as the turnaround strategy is being effected does require short-term borrowings from time to time to support the operations. The impact of the Company’s constrained credit availability on its critical liquidity needs was particularly acute in late October of 2004, when the Company was able to turn to Essar for a short term loan in the amount of $1,800, of which $800 has already been repaid. The balance of $1,000 is part of the approximate $17,800 debt that Essar has provided to the Company in written commitment to convert into the Company’s common stock (See “Debt and Financing Facilities” in Note 6 to Unaudited Consolidated Financial Statements).

On March 21, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The Promissory Note was repaid to Essar during April 2005. The Promissory Note was in the amount of $1,250, was unsecured and bore interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payments are payable in cash, unless Essar agreed that such interest should be capitalized and added to the principle amount of the Promissory Note. The Promissory Note was paid in two installments of $250 on April 11, 2005 and $1,000 including interest on April 28, 2005.

On July 25, 2005, the Company executed a Promissory Note in favor of Essar Global Limited in the amount of $1,500. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payments are payable in cash, unless Lender agrees that such interest shall be capitalized and added to the principle amount of the Promissory Note. The Promissory Note has a maturity date of September 23, 2005.

Related Party - Other

Essar has invested greatly in the Company and has continued with the assistance of key Essar personnel who have been placed in strategic sales, marketing, operating and finance functions. These individuals are paid by Essar and provide services in their particular discipline for the Company. The Company and Essar are discussing strategic initiatives to allowing Essar to have the Company’s Sales and marketing team move to an Essar controlled subsidiary and the Company will pay commission to the subsidiary for its sales goals and results the Company benefits from. This will enable the company to continue its pursuit for growth by having an exclusive sales force being compensated through commission arrangements where the impact to the company would be payment of sales commissions to the Essar con trolled subsidiary on a variable basis as cash is realized from the sales.

The Company is also pursuing the capabilities of outsourcing certain of its information technology, finance and accounting, human resource and payroll functions to Aegis BPO Services Limited, a wholly owned subsidiary of Essar. The Company believes that those initiatives will prove beneficial and assist in providing low cost solutions to its administrative functions.

Contractual Obligations and Commercial Commitments

The Company has agreements with certain telephone long distance carriers which currently range from 3 months to 27 months, and which provide for annual minimum usage requirements. During the second quarter of 2002, the Company completed negotiations with one of its carriers to cancel the then-remaining minimum usage requirements under the agreement in exchange for entering into a new reduced usage commitment with the carrier under which the Company is committed to usage of $2,200 over a 36-month period. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel then- remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

By way of background, at December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the current years commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond the control of us and other issues related to our business, which significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract effective on October 1, 2004 the beginning of the revised contract year, which runs consecutively to September 30, 2007. The contingency could be in the range from $0 to $600, and management’s best estimate is $290, which has been accrued for at December 31, 2004 and June 30, 2005. The Company is completing negotiations with AT&T effected by our “Business Downturn / Network Optimization” clause, effectively reducing our interstate telephone rates from $2.37 dollars to $1.82 dollars per minute. The contract will be effective July 1, 2005 and extend annual contract commitments of $3,400 per annum expiring September 30, 2010. All shortages to date will be waived, allowing the Company to reverse amounts accrued at December 31, 2004 of $290 having a positive income effect during the third quarter of 2005.

On March 31, 2005, the Company had two outstanding irrevocable letters of credit. Those letters of credit totaled approximately $2,900 in value and were set to expire between February 6, 2005 and July 13, 2005. Those letters of credit were being maintained as security for the Company’s self-insured portion of its workers’ compensation insurance program and to support licensing requirements related to certain of the Company’s contractual obligations. In April 2005, Essar arranged for the replacement of those letters of credit with two alternative letters of credit, which have been posted by the Company. As a result, on April 26, 2004, the restricted cash collateral was released to the Company.

On April 4, 2005, the Company executed a new financing arrangement with Rockland. The agreement provides for a $7,500 facility based on factored receivables. The cost basis of financing is Wall Street Journal published prime rate plus 2% on funds employed. Management fees are based on 0.75% of the face value of every invoice purchased for each 30-day period up to 60 days. Thereafter, the fee is 0.45% each 15-day period for an additional 30 days for a total 90-day period. The Company may be required to purchase back outstanding invoices greater than 90 days.

LONG-TERM DEBT

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28,200 from the Company. Those notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%. Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each note is payable in two installments. On January 28, 2004, $8,000 of the first required installment of $12,300 was paid. On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 to Deutsche Bank and Essar. The remaining $2,300 was amended on March 30, 2004 and extended to January 3, 2005. The second installment of $16,100, along with capitalized interest of $200 through March 30, 2004, is due on April 26, 2007. The notes are guaranteed by all of the Company’s subsidiaries.

On January 26, 2004, the Company entered into a Loan Agreement with Foothill allowing the Company to borrow up to $25,000 with a maturity date of January 26, 2007. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Wells Fargo prime rate. The Loan Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. On April 4, 2005, the Foothill agreement was closed and replaced by the Rockland Agreement.

On April 4, 2005, the Company entered into an agreement for credit financing up to $7,500 with Rockland Credit Finance, LLC (Rockland). By its terms, that credit financing agreement allows the Company to select, sell and assign certain of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction.

INFLATION

In the opinion of Management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

IT EM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended June 30, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

IT EM 4. CONTROLS AND PROCEDURES

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f), as promulgated under The Securities Act of 1934) during the quarter ended June 30, 2005, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting, other than as follows which was implemented during the quarter ended March 31, 2005:

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

The Company was aware of its staffing needs and took steps to address its understaffed Finance and Accounting team to correct this material weakness. On December 28, 2004, the Company engaged an independent contractor as Vice President of Finance, who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. He has subsequently come on board as a fulltime key employee of the Company. On January 3, 2005, the Company engaged an independent contractor, who is also a CPA with extensive experience, to lead its Sarbanes-Oxley compliance efforts. On July 14, 2005, this Consultant left to pursue other business interest, and the Company has replaced him with a consulting firm whose business include detailed process documentation and controls monitoring continuing with moving the Company forward on their Sarbanes Oxley compliance efforts. On February 16, 2005, the Company hired an Accounting Manager, who is also a CPA with SEC reporting experience. On February 28, 2005, the Company hired a Vice President of Global Finance, a Chartered Accountant with US-based CFO experience and an extensive financial management background. The Company believes these additions to the Company’s Finance and Accounting team will improve the quality of future period financial reporting.

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

PART II - OTHER INFORMATI ON

ITEM 1. LEGAL PROCEEDINGS

See “Commitments and Contingencies” under Note 7 to the Unaudited Consolidated Financial Statements for a description of our legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) There have been no purchases of common stock by the Company or its affiliates during the quarter ended June 30, 2005

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

IT EM 5. OTHER INFORMATION

None

ITE M 6. EXHIBITS

(A) EXHIBITS

Aegis Communications Group, Inc.

Index to Exhibits

The following exhibits are filed as a part of this Form 10-Q Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s common stock (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).

4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended June 30, 1994).

4.3	Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, dated November 5, 2003 (Incorporated by reference to Exhibit 4.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.4	Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated November 5, 2003 (Incorporated by reference to Exhibit 4.8 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.5	Common Stock Warrant issued to Essar Global Limited, dated April 21, 2004 offering warrants to acquire common shares of the registrant (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003)

4.6	Common Stock Warrant issued to Deutsche Bank AG-London acting through DB Advisors, LLC, dated April 21, 2004, offering warrants to acquire common shares of the registrant. (Incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003)

10.1	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.2	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.3	Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.27 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2001).

10.4	Employment Agreement dated October 13, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Thomas P.G. Franklin (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2000).

10.5	Employment Agreement dated July 16, 2001, by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ending September 30, 2001).

10.6	Employment Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated December 3, 2001 (Incorporated by reference to Exhibit 10.34 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2001).

10.7	Employment Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and it subsidiaries dated August 28, 2000 (Incorporated by reference to Exhibit 10.32 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.8	Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.36 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.9	Agreement between Thomas P.G. Franklin and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.37 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.10	Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.38 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.11	Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.12	Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company’s Preliminary Proxy Statement filed on July 30, 2003).

10.13	Note and Warrant Purchase Agreement dated as of November 5, 2003 by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor and Essar Global Limited (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.14	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,087,352 from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.15	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,143,815 from the Company to Essar Global Limited (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.16	Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.17	Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.18	Subsidiary Guaranty dated as of November 5, 2003 (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.19	Loan and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.47 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded)

10.20	Amended and Restated Secured Promissory Note, dated as of January 28, 2004, in the original principal amount of $10,087,352 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC 2003 (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.21	Amended and Restated Secured Promissory Note, dated as January 28, 2004, in the original principal amount of $10,143,815 payable to Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.49 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.22	General Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as agent for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.23	Trademark Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.24	Copyright Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.25	Stock Pledge Agreement, dated as of January 26, 2004, by Aegis Communications Group, Inc. and certain of its subsidiaries signatory thereto in favor of Wilmington Trust Company (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.26	Amendment No. 1 to Subsidiary Guaranty, dated as of January 26, 2004, among Advanced Telemarketing Corporation, IQI, Inc., LEXI International, Inc., Interserv Services Corporation, Deutsche Bank AG London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee 2003 (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.27	Collateral Trustee Agreement, dated as of January 26, 2004, among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, Deutsche Bank AG—London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (2003 (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.28	Trademark Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.29	Copyright Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.57 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.30	Amendment Number 1 to and Waiver and Consent Under Loan and Security Agreement, dated as of March 30, 2004, among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.31	Waiver Under Amended and Restated Secured Promissory Notes, dated as of March 30, 2004, between Aegis Communications Group, Inc., Deutsche Bank AG—London and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.59 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.32	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,170,266 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC 2003 (Incorporated by reference to Exhibit 10.60 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.33	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,227,340 payable to Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.61 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.34	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and John Scot Brunke dated March 31, 2004, (Incorporated by reference to Exhibit 10.16 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.35	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Angelo Macchia dated March 31, 2004, (Incorporated by reference to Exhibit 10.17 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.36	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Thomas P.G. Franklin dated March 31, 2004, (Incorporated by reference to Exhibit 10.18 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.37	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Joseph Marinelli dated March 31, 2004, (Incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.38	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Herman M. Schwarz dated April 4, 2004, (Incorporated by reference to Exhibit 10.20 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.39	Bonus agreement by and between Aegis Communications Group, Inc., and Lee O. Waters dated April 1, 2004, (Incorporated by reference to Exhibit 10.21 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.40	Amendment number 3 to and waiver under loan and security agreement between Aegis Communications Group, Inc. and Wells Fargo Foothill, Inc. dated August 23, 2004, (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2004).

10.41	Third amended and restated secured promissory note between Aegis Communications Group, Inc. and Essar Global Limited dated August 23, 2004, (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2004).

10.42	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Richard Nelson Ferry dated September 30, 2004, (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.43	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Kannan Ramasamy dated September 30, 2004, (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.44	Promissory note between Aegis Communications Group, Inc. and Essar Global Limited dated October 22, 2004, (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.45	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and John Scot Brunke dated November 11, 2004, (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.46	Amended number 4 to and waiver under loan and security agreement between Aegis Communications Group, Inc. and subsidiaries, and Wells Fargo Foothill, Inc. dated November 12, 2004, (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.47	Fourth amended and restated secured promissory note by and among Aegis Communications Group, Inc., and Deutsche Bank AG London acting through DB Alternative Trading, Inc. (Formerly known as DB Advisors, LLC) dated November 22, 2004, (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.48	Fourth amended and restated secured promissory note by and between Aegis Communications Group, Inc., and Essar Global Limited dated November 22, 2004, (Incorporated by reference to Exhibit 10.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.49	Secured Promissory Note, dated December 15, 2005, in the original principal amount of $7,443,947.62 between Aegis Communications Group, Inc. and Essar Global Limited, dated December 15, 2004 (Incorporated by reference to Exhibit 10.49 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.50	First Amended and Restated Promissory Note, dated January 3, 2005, in the original principal amount of $1,006,162.40, payable to Essar Global Limited (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.51	First Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $7,453,885.29 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.52	Fifth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $ $9,376,855 payable to Essar Global Limited (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.53	Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $1,863,471.32, payable to Deutsche Bank AG—London acting through DB Alternative Investments, Inc. (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.54	Master Factoring Agreement, dated April 3, 2004, between Aegis Communications Group, Inc. and Rockland Credit Finance, LLC (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.55	Multiple Guaranty of Payment, dated as of March 30, 2005, between Aegis Communications Group, Inc. and its subsidiaries and Rockland Credit Finance, LLC (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.56	Promissory Note, dated March 21, 2005, in the original principal amount of $1,250,000, payable to Essar Global Limited (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.57	Seventh Amended and Restated Secured Promissory Note, dated April 27, 2005, in the original principal amount of $1,884,500.54, payable to Deutsche Bank AG-London acting through DB Alternative Investments, Inc. (Incorporated by reference to Exhibit 10.57 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2005).

10.58	Transition Agreement, dated as of May 3, 2005, between Aegis Communications Group, Inc. and Richard N. Ferry (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2005).

10.59	Promissory Note, dated July 25, 2005, in the original principal amount of $1,500,000, payable to Essar Global Limited (filed herewith).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the registrant’s Form 10-K Annual Report for the year ended June 30, 1998).

23.1	Consent of BDO Seidman, LLP, dated March 31, 2004 (Incorporated by reference to Exhibit 23.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002. (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: August 11, 2005	By:	/s/ KANNAN RAMASAMY
Kannan Ramasamy, President and Chief Executive Officer, Person performing the Functions of Chief Financial Officer, Director