Form 10-Q
period 2005-09-30
AEGIS COMMUNICATIONS GROUP INC
filed 2005-11-14
CIK 778426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on November 10, 2005
COMMON STOCK $.01 PAR VALUE	660,053,022

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$521	$—
Restricted Cash	—	966
Accounts receivable—trade, less allowance for doubtful accounts of $86 and $87, respectively	7,028	9,783
Prepaid expenses and other assets	745	1,100

Total current assets	8,294	11,849
Property and equipment, net of accumulated depreciation of $82,329 and $78,485, respectively	5,499	9,042
Deferred financing costs, net of accumulated amortization of $4,026 and $3,344, respectively	165	846
Other assets	384	384

	$14,342	$22,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aegis Communications Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
Liabilities & Shareholders’ Deficit
Current liabilities:
Current portion of capital leases	$—	$324
Accounts payable	5,605	3,534
Accrued compensation expense and related liabilities	3,222	1,075
Accrued interest expense	227	76
Other current liabilities	6,944	10,477
Short-term revolver	979	—
Current portion of long-term debt, net of discount of $194	3,537	—

Total current liabilities	20,514	15,486
Long term notes payable, net of discount of $921 and $1,835, respectively	16,755	17,816
Capital lease obligations, net of current portions	—	507
Other Long-Term Liabilities	321	373
Commitments and contingencies
Shareholders’ deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2005 and 2004	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 660,053,022 shares issued and outstanding in 2005 and 2004, respectively	6,601	6,601
Additional paid-in capital	136,973	136,973
Treasury shares; at cost, 475,600 held in 2005 and 2004	(1,199)	(1,199)
Accumulated deficit	(165,623)	(154,436)

Total shareholders’ deficit	(23,248)	(12,061)

	$14,342	$22,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Revenues	$14,777	$20,426	$46,223	$76,291
Operating costs:
Cost of services	11,445	15,268	34,723	55,895
Selling, general and administrative expenses	4,031	6,842	16,331	24,716
Depreciation and amortization	940	1,847	4,533	6,731
Restructuring charges	—	255	—	4,570

Total operating expenses	16416	24,212	55587	91,912

Operating loss	(1,639)	(3,786)	(9,364)	(15,621)
Interest expense, net	231	131	550	532
Non-cash interest expense	480	246	1,273	2,304

Loss from continuing operations before income taxes	(2,350)	(4,163)	(11,187)	(18,457)
Income taxes expense	—	—	—	—

Net loss	(2,350)	(4,163)	(11,187)	(18,457)

Preferred stock dividends	—	—	—	—

Net loss applicable to common shareholders	$(2,350)	$(4,163)	$(11,187)	$(18,457)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.09)

Weighted average shares of common stock outstanding(in thousands):
Basic	659,577	381,471	659,577	196,704
Diluted	659,577	381,471	659,577	196,704

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Month Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(11,187)	$(18,457)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	4,532	6,731
Gain on disposal of fixed assets	(7)	(26)
Non-cash interest expense	434	2,304
Amortization of Note Payable discount	720	—
Non-cash gain on lease transaction	(691)	—
Restructuring charges	—	3,250
Changes in operating assets and liabilities:
Accounts receivable	2,755	11,102
Prepaid and other current assets	355	213
Other assets	—	(1,096)
Accounts payable and other accrued liabilities	4,369	(2,360)
Other liabilities	(3,550)	(412)

Net cash (used in) provided by operating activities from continuing operations	(2,270)	1,249
INVESTING ACTIVITIES
Capital expenditures	(308)	(1,505)
Proceeds from sale of fixed assets	7	72
Restricted cash	966	4,620

Net cash provided by investing activities from continuing operations	665	3,187
FINANCING ACTIVITIES
Payments on revolving line of credit—Wells Fargo	(15,612)	(89,713)
Proceeds from revolving line of credit—Wells Fargo	15,612	89,713
Payments on revolving line of credit—Rockland	(932)	—
Proceeds from revolving line of credit—Rockland	1,911	—
Payments on capital lease obligations	(175)	(973)
Payments on notes payable —Deutsche Bank/Essar	(1,316)	(10,000)
Proceeds from conversion of warrants into common stock	—	5,277
Proceeds from Notes Payable—Essar	2,638	—

Net cash provided by (used in) financing activities from continuing operations	2,126	(5,696)

Net cash provided by (used in) continuing operations	521	(1,260)
Net cash used in discontinued operations	—	(44)

Net increase (decrease) in cash and cash equivalents	521	(1,304)
Cash and cash equivalents at beginning of period	—	1,703

Cash and cash equivalents at end of period	$521	$399

Supplemental information on non-cash activities:
Conversion of Series F preferred stock into common stock	$—	$31,362
Supplemental information for cash paid during the period for:
Interest	$523	$428
Taxes	$43	$109

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data and where noted)

September 30, 2005

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

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued and outstanding 29,778 shares as of September 30, 2005 and December 31, 2004, through its Series B Preferred Stock. Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay cumulative cash dividends at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $198 at September 30, 2005 and December 31, 2004. Accrued dividends are classified as other accrued liabilities on the accompanying consolidated balance sheet.

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

As of September 30, 2005, the Company recorded on its balance sheet, accounts receivable of approximately $7,028 net of allowance for doubtful accounts of approximately $86. In the third quarter 2005, we factored invoices totaling $14,072 in receivables. We received $13,714 in proceeds from the factor, with a balance due at September 30, 2005 from the factor agent of $1,178.

The Company is obligated to repurchase transferred receivables under its agreement with its factor, and therefore the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

On August 22, 2005, the Company entered into an addendum to its agreement for credit financing with Rockland. The credit financing agreement addendum allows for the Company to receive mid-month funding based on 50% of the current work in process of work to be billed at the end of the month. The credit financing agreement addendum has an initial term of 120-days, and the Company may request one or more 90-day extensions from Rockland. As a precondition to the credit financing agreement addendum, the Company induced Essar Global Limited to extend the term of the promissory note in the remaining principal amount of $1,388 to a date that is 90 days after the expiration of the credit financing agreement addendum, including all applicable extensions. By its terms, and construed together with the initial credit financing agreement, the credit financing agreement addendum allows the Company to assign, on a once per month basis, all of its unbilled accounts receivable to Rockland, subject in each case to Rockland’s prior review, selection and acceptance of some of those unbilled accounts. The credit financing agreement and addendum prohibit the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular unbilled account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. During its term, the credit financing agreement addendum also prohibits the Company from using cash from its operations to repay any of its outstanding debts owed to third parties other than Rockland. At September 30, 2005, the Company had an outstanding balance due to Rockland of $979.

The Company’s obligations to the factor are collateralized by all of the Company’s cash and accounts receivables.

4.	ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has in the past provided stock options and other stock-based awards to some employees and directors and may do so in the future. The Company accounted for these awards using the intrinsic method pursuant to APB 25, and related interpretations. In December 2002, the FASB issued SFAS 148, which amended SFAS 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25.

The Company has no awards of stock-based employee compensation outstanding at September 30, 2005.

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

Basic and diluted weighted average shares outstanding were computed as follows:

	Nine months ended September 30,
	2005	2004
Basic and Diluted (in thousands)
Weighted average common shares outstanding	660,053	197,180
Weighted average treasury shares	(476)	(476)

Shares used in EPS calculation	659,577	196,704

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

Essar Short Term Loan: On July 25, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The promissory note was in the amount of $1,500 in favor of Essar Global Limited. The Promissory Note was unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. During the three months ended September 31, 2005, the Company made an installment payment of $112 with a balance outstanding of $1,388 at September 30, 2005.

Rockland Finance Commitment: On April 4, 2005, the Company executed a new financing arrangement with Rockland Credit Finances LLC (“Rockland”), simultaneously terminating its revolving credit facility with Wells Fargo Foothill. The Rockland agreement provides for a $7,500 facility based on factored receivables. By its terms, the agreement allows the Company to select, sell and assign some of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. Cost related to the finance is Wall Street Journal published prime rate plus 2% on funds employed. Management Fees are based on 0.75% of the face value of every invoice purchased for each 30-day period up to 60 days. Thereafter, the fee is 0.45% each 15-day period for an additional 30 days for a total 90-day period. The Company may be required to purchase back outstanding invoices greater than 90 days.

Rockland Finance Commitment Addendum: On August 22, 2005, the Company entered into an addendum to its agreement for credit financing with Rockland. The credit financing agreement addendum allows for the Company to receive mid-month funding based on 50% of the current work in process of work to be billed at the end of the month. (See Note 3. Accounts Receivable)

Essar Credit Guarantee & Written Commitment on Deferment of Short Term Borrowings to Long-Term Debt: Essar has provided its credit extension to the Company in the form of stand-by letters of credits through its financing facility with Exim Bank of India to cover some of its bonding requirements in place and to cover the Company’s workers compensation contingent liabilities.

Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3,731 due second quarter 2005 to various maturities commencing April 30, 2006 through August 30, 2006. Throughout the 2005 fiscal year, in an effort to improve its balance sheet, the Company and Essar have been in discussions regarding a possible transaction in which the Company would sell additional shares of its common stock to Essar in exchange for Essar’s cancellation of the Company’s indebtedness to Essar, which was approximately $19,505 at September 30, 2005. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction and negotiate with Essar. However, there can be no assurance that such a transaction will be approved or completed. Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3,000 to cover short-term gaps, as necessary. In keeping with their commitment, Essar assisted with a bridge loan of $1,500 on July 5, 2005, on which there was a principal balance outstanding of $1,388 as of September 30, 2005.

On April 27, 2005, the Company delivered an executed Seventh Amended and Restated Secured Promissory Note in favor of Deutsche Bank AG—London, acting through DB Alternative Trading, Inc. (“ DB” ). The amendment changed a scheduled initial principal payment under the Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the amount of $232 that would have been due on June 3, 2005. Under the amended promissory note, that initial principal payment of $232 is now due on April 16, 2006. Additionally, the accrued interest under the Sixth Amended and Restated Promissory Note was added to the original principal amount of $1,863, resulting in a new face amount for the Seventh Amended and Restated Secured Promissory Note of $1,885. As of September 30, 2005, the combined outstanding principal and accrued interest under the Seventh Amended and Restated Secured Promissory Note totaled approximately $1,902. Until the addendum with Rockland is paid in full the Company cannot make payment on these notes.

7.	COMMITMENTS AND CONTINGENCIES

The Company has agreements with some telephone long distance carriers which currently range from 5 months to 30 months, and which provide for annual minimum usage requirements. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

At December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the current year’s commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond our control that significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract. Effective July 1, 2005, the Company amended the current 7-year agreement to a revised 10-year agreement, reducing our annual commitment usage rates (which under the revised agreement are benchmarked competitively and reflect the use of our efficient technology configuration) from $7,400 annually to $3,400 annually and established a contract that allowed for review of rates for purchase of circuits and usage that is benchmarked competitively to reflect the use of the most productive technology configuration. As partial consideration for the extended term, AT&T provided a credit of all underutilized charges in the original contract form prior periods. Therefore, in the three months ended September 30, 2005, the Company had reversed the $290 accrual set on the books at December 31, 2004 related to prior underutilization.

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

We are party to some legal proceedings incidental to our business. Claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed. The complaint also seeks to specifically enforce our merger agreement with AllServe. Alternatively, the complaint seeks payment of the $1,137 break-up fee as well as other monetary damages that, according to AllServe, exceed $50. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1,137 was accrued at December 31, 2004 to the subordinated debt-holders. Payment to the sub-debt holders is contingent upon the outcome of the Allserve litigation and may be net of expenses. If certain fees are paid to Allserve, that will reduce the amount paid to the subordinated debt-holders, up to $1,137. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation giving to us a financial grant of $884 initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. We must employ at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the Grant. As we had the New York office in operation for a time during 2004 we could be held accountable at December 31, 2005 for approximately 75% or up to 100% (based on Special Recapture Terms) of the Grant repayment if we don’t have at least 260 full-time permanent employees in place. Accordingly at December 31, 2004 and September 30, 2005, the Company has an accrual of approximately $884 for potential repayment of the grant to the New York State Urban Development Corporation. The Company meanwhile is actively pursuing business opportunities for its New York center but believes that the provision made in the accounts is a prudent move.

8.	INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes. In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. These future tax benefits expire through 2022. The Company has not provided an income tax benefit to the operating losses incurred during 2004 or the first nine months of 2005, as such benefit would exceed the projected realizable deferred tax asset.

9.	RELATED PARTY TRANSACTIONS

On May 6, 2005, the Company announced that Richard N. Ferry resigned from his positions as President and Chief Executive Officer of the Company and from all other officer positions held with the Company’s subsidiaries effective as of April 30, 2005. Mr. Ferry will continue to serve as a director of the Company’s Board of Directors. On May 6, 2005, the Company announced that Kannan Ramasamy has been elected President and Chief Executive Officer and as a director on the Board of Directors of the Company effective as of May 1, 2005.

The Company has continued to pursue cost reduction initiatives moving some contracting services in India from WNS Services to Aegis BPO Services Limited (ABSL). ABSL is a wholly owned subsidiary of Essar Global Ltd., which is also a significant shareholder of the Company. The Company is in further discussions with ABSL to outsource various accounting and financial, information technology, sales and marketing services to reduce overhead and to marshal resources through this partnership for a long-term competitive advantage. The Company remains in the planning stages of executing on its strategy of growing beyond the call center business to a full line of business process operating initiatives, some of which may be associated through partnerships with related parties. The sensitivity and timing of these discussions are not complete, hence it is not possible for us to provide appropriate disclosure in this report. We look forward to providing additional communications and disclosure on these developments when relationships are firmed up.

Effective July 1, 2005, the Company entered into an agreement with Business Transformation Consulting Inc., an affiliate of Essar Global Limited, under which Business Transformation Consulting provides a sales function for the Company on an outsourced basis. Through this relationship, the Company out sources all of its sales and marketing functions, including its client prospecting, market research, leads generation, customer acquisitions, up-selling, cross-selling, “building loyalty “ programs and relationship management services to support its inbound and outbound telephone offerings. Under this program, all of the Company’s sales and marketing personnel have been hired by Business Transformation Consulting for the exclusive right to market and sell for the Company. Business Transformation Consulting is responsible for all costs including but not limited to salaries, commissions, travel, and presentation, and the Company is obligated to pay commissions to Business Transformation Consulting at the rate of 5% of revenues on any new business that they bring to the Company going forward effective July 1, 2005. For the three months ended September 30, 2005, the Company booked $250 for training reimbursement, along with reimbursement of operating expenses paid on BTC’s behalf related to salaries of $325, travel costs of $53 and other operating costs of $11. At September 30, 2005, the Company has $639 in outstanding receivables due from BTC. As a result of our relationship with BTC, we have been able to book contracts with Pharmacare Management Services, Inc., Educap, Inc. and Vartec Telecom, Inc. The Company benefits by becoming more cost efficient in its sales and marketing position by outsourcing this function.

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement between ABSL , a wholly owned subsidiary of Essar Global Limited, and SREI Infrastructure Finance Limited. Under that agreement, SREI loaned $4,000 to ABSL to purchase VoIP equipment, which ABSL subsequently leased to the Company over a 36-month period at a monthly lease cost of approximately $129. Consistent with FAS 13, that lease will be accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

The Company has Master Service Agreements and related Statement of Works in process with ABSL for the off-shore production of back office work related to call service operations, information technology support, payroll support and other back office functions that support the operations of the Company. Although ABSL is an affiliate, all contracts have been negotiated and entered into through arms length transactions at prices comparable to market rates.

The Company is continuing to pursue its strategy of growing beyond the call center business to a full line of business process operating initiatives, some of which may be associated through related parties. The sensitivity and timing of these discussions are not complete allowing us to provide appropriate disclosure in this report. We look forward to providing additional communication and disclosure upon resolution of those issues when they are complete.

10.	SUBSEQUENT EVENTS

In October 2005, the Company took control of assets under a tri-party networking equipment lease agreement dated August 8, 2005 between ABSL and SREI Infrastructure Finance Limited. See Note 9 under “Related Party Transactions” for a description of that transaction.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs:
Cost of services	77.5%	74.7%	75.1%	73.3%
Selling, general and administrative expenses	27.3%	33.5%	35.3%	32.4%
Depreciation and amortization	6.4%	9.0%	9.8%	8.8%
Restructuring charges	—	1.2%	—	6.0%

Total operating expenses	111.2%	118.4%	120.2%	120.5%

Operating (loss) income	-11.2%	-18.4%	-20.2%	-20.5%
Interest expense, net	1.6%	0.6%	1.2%	0.7%
Non-cash interest expense	3.2%	1.2%	2.8%	3.0%

Loss before income taxes	-16.0%	-20.2%	-24.2%	-24.2%
Income tax expense	—	—	—	—

Net loss	-16.0%	-20.2%	-24.2%	-24.2%

Preferred stock dividends	—	—	—	—

Net loss applicable to common shareholders	-16.0%	-20.2%	-24.2%	-24.2%

Executive Overview

The Company faced two significant categories of challenges that materially affected our financial results for the year ended December 31, 2004, and which continued to materially impact the Company’s financial results through the quarter ended September 30, 2005. One of these categories was and has been “strategic direction,” and the other category, taken in the context of the Company’s condition at December 31, 2004 and its efforts through the quarter ended September 30, 2004, can presently best be described as “turnaround progress.” Management believes that by addressing these challenges, we are in the process of refocusing the Company and executing on a turnaround strategy designed to make the Company profitable and build stockholder value.

Turnaround Approach. During the third quarter the Company focused its attention on strengthening its operations in the areas of (1) expanding its sales and marketing organization initially directly and then through the arrangement with Business Transformation Consulting, Inc.; (2) reviewing the cost of operations and making progress on the reduction of its telecommunications and insurance expenses; and (3) developing and implementing the replacement of the old legacy technology platform with a state of the art Voice over Internet Protocol platform running on a robust MPLS over IP network cloud; (4) migrating parts of our IT and finance support functions offshore to realize efficiencies; and (5) strengthening the management processes within the company to ensure alignment on the Company’s performance metrics and goals.

Our investments in sales and marketing have yielded three new accounts during the third quarter. Those new accounts include PharmaCare Management Services, Inc. (a division of CVS), EduCap Inc. (an education loan product) and Vartec Telecom, Inc. (a telecommunications company). The winning of the PharmaCare contract opened up a whole new market opportunity in the area of MediCare Part D program which is being introduced by the Federal Government effective January 1, 2006. Medicare Part D is expected to represent the biggest expansion of U.S. entitlement programs since Medicare itself was established in the 1960’s. It is estimated that the 10-year cost could range from $395 billion to more than $2 trillion. Under Medicare Part D, senior citizens can choose from multiple prescription drug plans that have differing premiums and covered prescription drugs. Medicare Part D is sponsored by the U.S. Government, but is administered by federally-approved private companies.

During the third quarter of 2005 we also closed our negotiation with AT&T, arriving at a new vendor contract that reduced our minimum contract commitment to a level adequately covered by our current utilization. The new contract that extends to 2010 with a lower minimum commitment of $3,400 as compared against the earlier $7,400, allowing the Company to realize significant reductions and discounts in our circuits and usage rates. The revised contract also includes important provisions on business downturn and for periodic reviews on the rates for all items under the contract to match rates for similar services from competition. Furthermore, the revised contract reflects changes in technology that will impact efficient use of our financial resources. The Company began to realize the benefits of this revised contract on September 1, 2005.

Also on the cost side, the Company has spent considerable time benchmarking its insurance costs and practices in the area of Health Benefits administration. The contracts for insurance that were due for renewal on June 12, 2005 were put through a competitive bidding process that included restructuring coverage, particularly in the area of workers compensation, where the Company has over the past year shown significant improvements in claims performance. As a result, the Company has restructured an arrangement that does not require any further collateral beyond the premiums payable during the tenure of the policy. In addition, the Company has begun realizing savings from its closure of some of our centers from last year and now reflecting assets of appropriate size for our position. On health benefits, the Company restructured its program in a manner that had different shaded premiums and Company contributions. The Company has also succeeded in developing plans for a streamlined finance and IT organization that will be located in the US, the business process of which will be migrated to ABSL, a wholly-owned subsidiary of Essar Global Limited, by the end of calendar year 2005. Similarly, intending to ensure a variable cost structure for the Company’s sales and marketing activities in the future, the Company negotiated a contract with Business Transformation Consulting, Inc. that is expected to be beneficial to the Company. Significantly, that agreement allows the Company to provide a ceiling on amounts payable on those sales and marketing costs.

As the Company completes this phase of its turnaround efforts by rightsizing its business and prepares to support and deliver on the growth brought in by its redesigned sales and marketing organization, it has also been important for the Company to overhaul its existing technology platform. The Company has been running on a legacy platform that has limited and expensive maintenance support, and the Company continues to run voice and data on expensive trunk networks. The Company has made significant progress in developing a VoIP platform with the applications running in an IBM and Informix environment. The network supporting the transport of the voice and data will be on the technologically advanced and robust MPLS over IP network. This platform will support over 3000 work stations in the US and allow for accelerated deployment of the virtual agents across our locations. The new platform will be implemented across the centers in the fourth quarter 2005 through the first quarter 2006.

From the beginning of 2005 through the nine months ended September 30, 2005, the Company’s management has spent a significant amount time creating a management review structure that integrates all elements impacting the Company’s business. With the intent of ensuring fluid internal communication, the Company developed two management forums: (1) the Senior Leadership Team, comprised of direct reports to the CEO, which team discusses and addresses substantive resource allocation and organizational issues; and (2) The Extended Staff, comprised of the Senior Leadership Team, Center Directors and Account Directors, which serves as a forum to discuss and focus on the operational and financial performance of centers and customer accounts with the goal of expeditiously responding to risks and opportunities in the Company’s business. We believe that these efforts will create the appropriate operating culture fundamental to the “turnaround progress” and implementation of the “strategic direction” of the Company.

The Company’s sharp decline in revenues during 2004 also caused serious difficulties in financing ongoing operations through our credit facility with Wells Fargo Foothill. On April 4, 2005, the Company successfully replaced the Foothill credit facility with a $7,500 credit arrangement through Rockland Credit Finance LLC. In an effort to improve our balance sheet, we are in discussions with Essar regarding a proposed transaction in which the Company will sell additional shares of Common Stock to Essar in exchange for Essar’s cancellation of all of the Company’s current indebtedness to Essar, which currently totals approximately $18 million dollars. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with Essar, and potentially approve the transaction on terms that are in the best interests of the Company and its stockholders.

Revenues. For the quarter ended September 30, 2005, revenues from continuing operations were $14.8 million versus $20.4 million in the third quarter 2004, a decrease of $5.6 million, or 27.5%. For the nine months ended September 30, 2005, revenues from continuing operations were $46.2 million, 39.5% lower than the $76.3 million of revenues generated by the Company in the prior year comparable period. The decrease in revenues for the three and nine months ended September 30, 2005 versus the prior year same period resulted from a number of factors. First, the decision at the end of June 2004 by AT&T to discontinue its outbound acquisition services accounted for approximately 58% of the decrease in revenue billings on their campaigns. Additionally, Qwest reduced call volume during the third quarter of 2005 and we were impacted by staffing issues at our centers in West Virginia. Additionally, the effect of the restructured Trilegiant contract had an adverse impact on the Company’s financial performance during the third quarter of 2005.

Revenue Mix. Inbound CRM and non-voice services continued to be responsible for the majority of our revenue in the third quarter 2005. Together those two service areas accounted for approximately 87.8% of our revenues, as compared to 84.3% in third quarter 2004. Outbound CRM revenue accounted for 12.2% of total revenues for the three months ended September 30, 2005 as compared to 15.7% in the comparable prior year period. The decrease in outbound CRM revenues for third quarter 2005 is due to reduced volume for existing client programs. For the three and nine months ended September 30, 2005 and 2004, the mix of revenues was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2005	%	2004	%	2005	%	2004	%
Inbound CRM	$11.5	77.7%	$15.0	73.5%	$36.4	78.8%	$47.1	61.7%
Outbound CRM	1.8	12.2%	3.2	15.7%	5.1	11.0%	21.5	28.2%
Non-Voice & Other	1.5	10.1%	2.2	10.8%	4.7	10.2%	7.7	10.1%

Total revenues	$14.8	100.0%	$20.4	100.0%	$46.2	100.0%	$76.3	100.0%

Revenue Concentration. We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients or a significant decline in business with any of these clients individually or as a group, or our inability to collect amounts owed to us by such clients, could have, and have had a material adverse effect on our business. An example of this is the decision by AT&T during 2004 to reduce and discontinue its outbound acquisition services. For the three months ended September 30, 2005, our six largest clients accounted for 73.5% of our total revenues as compared to 73.6% for the prior year comparable period. For the nine months ended September 30, 2005 and September 30, 2004, these same customers accounted for 70.6% and 79.0% of our revenues, respectively. Our revenue concentration for these six customers was as follows:

(Dollars in millions)		Three Months Ended September 30,				Nine Months Ended September 30,
Client	Industry Segment	2005	%	2004	%	2005	%	2004	%
Qwest	Telecommunications	$2.5	16.9%	$3.4	16.8%	$8.0	17.3%	$11.2	14.7%
Western Union	Financial Services	2.4	16.2%	2.3	11.2%	6.5	14.1%	7.0	9.2%
American Express	Financial Services	1.7	11.5%	1.7	8.3%	5.1	11.0%	8.3	10.9%
Comcast	Cable Services	1.6	10.8%	1.4	6.9%	4.4	9.5%	3.8	5.0%
Trilegiant	Membership Services	1.5	10.1%	2.4	11.7%	4.0	8.7%	7.7	10.0%
AT&T	Telecommunications	1.2	8.0%	3.8	18.7%	4.6	10.0%	22.2	29.2%

	Total	$10.9	73.5%	$15.0	73.6%	$32.6	70.6%	$60.2	79.0%

Our revenues are also concentrated within the telecommunications industry segment. The telecommunications industry was under significant economic pressures throughout 2003 and 2004, and there continues to be added pressure to the industry in 2005. That revenue concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and the ultimate ability of the Company to collect the related accounts receivable.

The Company seeks to secure recurring revenues from long-term relationships with companies that utilize customer contact strategies as integral, ongoing elements in their CRM programs. In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client’s CRM needs, we also continue to perform project-based services for a subset of our clients. Project-based services, however, are frequently short-term and there can be no assurance that these clients will continue existing projects or provide new ones in the future.

On February 14, 2005, we signed an agreement with Aegis BPO Services, Ltd., a subsidiary of Essar, to provide additional outsourcing alternatives to our clients for our CRM needs. During the second Quarter 2005, we moved the Qwest Communications processes from WNS to Aegis BPO Services, Ltd’s center in Bangalore India. The Company also successfully implemented an offshore launch of call services for Bell South in the third quarter of 2005 at the Hyderabad center of ABSL. Offshore capacity provides clients with a highly educated workforce, lower costs and 24-hour coverage. The growth of such offshore-based CRM has outpaced domestic growth in recent years. The Company is attempting to become competitive for this segment of the industry as part of its strategy to increase revenues. However, there can be no assurance that the Company will be successful in competing for this segment of business.

Cost of Services. Cost of services decreased by approximately $3.9 million, or 25.5%, from $15.3 million for the quarter ended September 30, 2004 to $11.4 million for the same quarter in 2005. Cost of services as a percentage of sales for the quarter ended September 30, 2005 increased to 77.5%, from 74.7% for the prior year comparable period. For the nine months ended September 30, 2005, cost of services decreased from $55.9 million to $34.7 million compared to the nine months of 2004. As a percentage of sales, cost of services rose over the same period, from 73.3% to 75.1%. The total decrease in cost of sales experienced during the year is due to the reduction in wage expense associated with revenue shortfall for the comparable periods as well as the consolidation and shutting down of call center operations from 2004. The slight increase of cost of services as a percentage of revenue in both periods is a result of revenue declines occurring in advance of, or without a corresponding equal reduction of variable costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, SG&A, decreased $2.8 million from $6.8 million for the quarter ended September 30, 2004 to $4.0 million for the same quarter 2005, or from 33.5% of revenues in 2004 to 27.3% of revenues in 2005. For the nine months ended September 30, 2005, selling, general and administrative expenses were $16.3 million or 35.3% of revenues versus $24.7 million or 32.4% of revenues for the nine months ended September 30 2004. The decrease in SG&A is primarily attributable to the elimination of overhead costs due to the reduction in workforce, the closing of client service centers as well as improved management of our self-insured workers compensation plan compared to the prior period. Increases as a percentage of revenue are primarily due to decreases in revenues for 2005 vs. 2004.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.9 million, in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. As a percentage of revenue, depreciation and amortization expenses were 6.4% in the quarter ended September 30, 2005 versus 9.0% in the quarter ended September 30, 2004, primarily due to the decrease in revenue. For the nine months ended September 30, 2005 and September 30, 2004 depreciation and amortization expenses were $4.5 million or 9.8% of revenue and $6.7 million or 8.8% of revenues, respectively. The reduction in depreciation expense is due to the effects of reduced capital spending coupled with more mature assets becoming fully depreciated.

Interest Expense, net. Net interest expense increased from $0.1 million in the third quarter 2004 to $0.2 million in the third quarter 2005.

Non-cash interest expense. Non-cash interest expense increased from $0.2 million in the third quarter 2004 to $0.5 million in the third quarter 2005.

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

FINANCIAL CONDITION

Liquidity and capital resources. The following table sets forth unaudited information from our statements of cash flows for the periods indicated:

	Nine months ended September 30,
	2005	2004
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(2.3)	$1.2
Net cash provided by investing activities	0.7	3.2
Net cash provided by (used in) financing activities	2.1	(5.7)
Net cash provided by (used in) discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	$0.5	$(1.3)

We have historically utilized cash flow from operations, available borrowing capacity under a revolving line of credit, subordinated indebtedness provided by some of our stockholders, and the issuance of convertible preferred stock to meet our liquidity needs. Because the Company’s previous credit facility with Wells Fargo Foothill was too restrictive as to its covenants, on April 4, 2005, the Company replaced the Foothill Facility with an alternative credit arrangement with Rockland Credit Finance LLC. The Rockland credit facility was subsequently amended on August 22, 2005.

Cash used in operating activities was $2,270 for the nine months ended September 30, 2005, as compared to cash provided of $1,838 for the same period in 2004. The $2,270 change in 2005 was mainly comprised of $4,369 of accounts payable management offset by $3,550 of other liabilities reduction along with $2,755 accounts receivable collection and operating cash flow in 2005 was mainly related to the $11,187 net loss less net non-cash expenses of approximately $4,995.

Cash provided in investing activities was $665 in 2005 as compared to cash provided of $2,775 in 2004. The $665 change in 2005 is primarily attributable to restricted cash balances eliminated in 2005 of $996 freeing up cash held for the Company’s workers compensation insurance policies and the surety bonds required for telemarketing compliance less $308 of cash used for capital expenditures.

Cash provided in financing activities was $2,126 in 2005 as compared to cash used of $6,213 in 2004. In 2005 the Company received notes payable form Essar of $2,638 less payments of $1,316, proceeds with succeeding payoff of $15,612 from and to on the Foothill revolver, and proceeds with succeeding payoff of $1,911 and $932 respectively from and to Rockland on their credit facility.

During the first half of 2005, in an effort to improve its balance sheet and attract alternative lines of credit that would potentially replace the Foothill credit facility, the Company and Essar have been in discussions to consummate a transaction in which the Company would sell additional shares of its common stock to Essar in exchange for Essar’s cancellation of the Company’s approximate $18,000 indebtedness to Essar. The Company has formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with Essar, and potentially approve the transaction on terms that are entirely fair and in the best interests of the Company and its stockholders. At September 30, 2005, over $2,000 of the $3,537 current portion of long-term debt, and approximately $15,000 of $16,755 in long-term notes payable are being negotiated with Essar to be converted into common stock. Though discussions are coming to a close, the Company expects this transaction to happen before the end of the year, or perhaps shortly thereafter. This conversion is expected to require a change in our authorized capitalization, which in turn requires a stockholder vote. The impact of approximately $18,000 debt converted from debt to equity should relieve leverage pressure on the Company’s cash flow strain, allowing the Company to focus its cash generation activities to cover operating expenses. The Company has worked through the year to bring its cost more in line with current industry practices by setting up outsource vendor relationships with overseas suppliers, either through related parties with Essar or other 3rd party relationships. The Company has also renegotiated contracts with suppliers and vendors for ongoing cost reduction of services and goods used in production of its work. These cost reductions have helped bring the Company to a break-even status whereby the increased revenues of new contracts referred above (see Turnaround Approach) are expected to propel the Company forward and into positive cash flow to cover and liquidate our liabilities.

In April 2005, Essar arranged for the posting of two letters of credit from Exim Bank in India to cover bonding requirements and workers compensation contingent liabilities of the Company. Additionally, Essar and Deutsche Bank have collectively agreed to extend the due date of their short-term debt maturities of $3.5 million originally due second quarter 2005 to various maturities commencing on April 30, 2006 and running to August 30, 2006. Essar has provided to the Company a commitment to convert its funded debt, which currently totals approximately $18 million, into common stock of the Company. On April 4, 2005, the Company entered into a new financing agreement with Rockland to provide working capital funding to the Company (See footnote 6 Debt and Financing Facilities). The Company believes that with the turnaround strategy and business plan initiative put in place, additional financing by Rockland, Letters of Credit arranged through Essar, deferment of maturity of payments on short-term debt into the second quarter 2006, and the commitment of Essar to convert its funded of approximately $18 million into common stock, the Company will be sufficiently positioned to continue its operations and execute on its plans. Essar, as demonstrated in the past through two short-term bridge transactions, is willing to make available additional funding up to a maximum of $3.0 million to cover short-term gaps, as necessary.

Accounts Receivable

Accounts receivable at September 30, 2005 were $7,028, as compared to $9,783 at December 31, 2004. The Company’s revenues and related accounts receivable are concentrated with clients in the telecommunications industry, an industry that has been under significant economic stress. The Accounts Receivable Reserve was adjusted downward at September 30, 2005 consistent with December 31, 2004 to reflect the over accrual reserve based on a review of balances aged at 60 days that had not been collected.

On April 4, 2005, the Company entered into a financing agreement with Rockland Credit Finance, LLC (Rockland) for a maximum borrowing of up to $7,500. The arrangement is based on the factoring of the Company’s accounts receivables. Substantially all cash and accounts receivable of the Company have been pledged as collateral for the Rockland facility.

Under the arrangement, Rockland typically advances to the Company 85% of the total amount of accounts receivable factored. Rockland retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Rockland. The cost of funds for the accounts receivable portion of the borrowings with Rockland is a .75% for each 30-day period up to a maximum of 60 days, thereafter, the fee will be .45% each 15 day period for an additional 30 days for a maximum of 90 day advance. The Company may be obligated to purchase the receivable back from Rockland at the end of 90 days.

As of September 30, 2005, the Company recorded on its balance sheet, accounts receivable of approximately $7,028 net of allowance for doubtful accounts of approximately $86. In the second quarter 2005, we factored invoices totaling $14,072 in receivables. We received $13,714 in proceeds from the factor, with a balance due at June 30, 2005 from the factor agent of $1,178.

The Company is obligated to repurchase transferred receivables under its agreement with Rockland, and therefore the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

On August 22, 2005, the Company entered into an addendum to its agreement for credit financing with Rockland. The credit financing agreement addendum allows for the Company to receive mid-month funding based on 50% of the current work in process relating to work that will be invoiced at the end of the month. The credit financing agreement addendum has an initial term of 120-days, and the Company may request one or more 90-day extensions from Rockland. As a precondition to the credit financing agreement addendum, the Company was required to induce Essar Global Limited to extend the term of the promissory note in the amount of $1,388 to a date that is 90 days after the expiration of the credit financing agreement addendum, including all applicable extensions. By its terms, and construed together with the initial credit financing agreement, the credit financing agreement addendum allows the Company to assign, on a once per month basis, all of its unbilled accounts receivable to Rockland, subject in each case to Rockland’s prior review, selection and acceptance of some of those unbilled accounts. The credit financing agreement and addendum prohibit the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular unbilled account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. During its term, the credit financing agreement addendum also prohibits the Company from using cash from its operations to repay any of its outstanding debts owed to third parties other than Rockland. The Company’s obligations to Rockland are collateralized by all of the Company’s cash and accounts receivables.

Related Party Short Term Borrowings

On July 25, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The promissory note was in the amount of $1,500 in favor of Essar Global Limited. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. During the three months ended September 31, 2005, the Company made an installment payment of $112 with a balance outstanding of $1,388 at September 30, 2005. As referred above, during the term of the Rockland Financing Addendum, the agreement addendum prohibits the Company from using cash from its operations to repay any of its outstanding debts owed to third parties other than Rockland.

Related Party - Other

Essar has invested greatly in the Company and has continued its support by providing key Essar personnel to assist the Company in strategic sales, marketing, operating finance and information technology functions. Those individuals are paid by Essar and provide services in their particular discipline for the Company.

Effective July 1, 2005, the Company entered into an agreement with Business Transformation Consulting Inc., an affiliate of Essar Global Limited, under which Business Transformation Consulting provides a sales function for the Company on an outsourced basis. Through this relationship, the Company out sources all of its sales and marketing functions, including its client prospecting, market research, leads generation, customer acquisitions, up-selling, cross-selling, “building loyalty “ programs and relationship management services to support its inbound and outbound telephone offerings. Under this program, all of the Company’s sales and marketing personnel have been hired by Business Transformation Consulting for the exclusive right to market and sell for the Company. Business Transformation Consulting is responsible for all costs including but not limited to salaries, commissions, travel, and presentation, and the Company is obligated to pay commissions to Business Transformation Consulting at the rate of 5% of revenues on any new business that they bring to the Company going forward effective July 1, 2005. For the three months ended September 30, 2005, the Company booked $250 for training reimbursement, along with reimbursement of operating expenses paid on BTC’s behalf related to salaries of $325, travel costs of $53 and other operating costs of $11. At September 30, 2005, the Company has $639 in outstanding receivables due from BTC. As a result of our relationship with BTC, we have been able to book contracts with Pharmacare Management Services, Inc., Educap, Inc. and Vartec Telecom, Inc. The Company benefits by becoming more cost efficient in its sales and marketing position by outsourcing this function.

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement between ABSL , a wholly owned subsidiary of Essar Global Limited, and SREI Infrastructure Finance Limited. Under that agreement, SREI loaned $4,000 to ABSL to purchase VoIP equipment, which ABSL subsequently leased to the Company over a 36 month period at a monthly lease cost of approximately $129. Consistent with FAS 13, that lease is accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

The Company has Master Service Agreements and related Statement of Works in process with ABSL for the off-shore production of back office work related to call service operations, information technology support, payroll support and other back office functions that support the operations of the Company. Although ABSL is an affiliate, all contracts have been negotiated and entered into through arms length transactions at prices comparable to market rates.

The Company is continuing to pursue its strategy of growing beyond the call center business to a full line of business process operating initiatives, some of which may be associated through related parties. The sensitivity and timing of these discussions are not complete allowing us to provide appropriate disclosure in this report. We look forward to providing additional communication and disclosure upon resolution of those issues when they are complete.

Contractual Obligations and Commercial Commitments

The Company has agreements with some telephone long distance carriers which currently range from 5 months to 30 months, and which provide for annual minimum usage requirements. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

At December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the current year’s commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond our control that significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract. Effective July 1, 2005, the Company amended the current 7-year agreement to a revised 10-year agreement reducing our annual commitment usage from $7,400 annually to $3,400 annually and established a contract that allowed for review of rates for purchase of circuits and usage that is benchmarked competitively to reflect the use of the most productive technology configuration. As partial consideration for the extended term, AT&T provided a credit of all underutilized charges in the original contract form prior periods. Therefore, in the three months ended September 30, 2005, the Company had reversed the $290 accrual set on the books at December 31, 2004 related to prior underutilization.

On March 31, 2005, the Company had two outstanding irrevocable letters of credit. Those letters of credit totaled approximately $2.9 million in value and are set to expire between February 6, 2005 and July 13, 2005. In April 2005, Essar had placed 2 irrevocable letters of credit in place to cover the Company’s workers compensation requirements along with bonding requirements for the Company’s do not call list. As a result, these two letters of credit have been cancelled.

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

On August 22, 2005, the Company entered into an addendum to its agreement for credit financing with Rockland, which it entered into on April 4, 2005. The credit financing agreement addendum has an initial term of 120-days, and the Company may request one or more 90-day extensions from Rockland. As a precondition to the credit financing agreement addendum, the Company must induce Essar Global Limited to extend the term of the promissory note in the amount of $1,388 to a date that is 90 days after the expiration of the credit financing agreement addendum, including all applicable extensions. By its terms, and construed together with the initial credit financing agreement, the credit financing agreement addendum allows the Company to assign, on a once per month basis, all of its unbilled accounts receivable to Rockland, subject in each case to Rockland’s prior review, selection and acceptance of some of those unbilled accounts. The credit financing agreement and addendum prohibit the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular unbilled account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. During its term, the credit financing agreement addendum also prohibits the Company from using cash from its operations to repay any of its outstanding debts owed to third parties other than Rockland. At September 30, 2005, the Company had an outstanding balance due to Rockland of $979.

Debt and Credit Facilities

As part of the Deutsche Bank/Essar transaction on November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28,200 from the Company. Those notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%. Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes. The principal amount of each note is payable in two installments. On January 28, 2004, $8,000 of the first required installment of $12,300 was paid. On March 3, 2004 and March 8, 2004, the Company made payments totaling $2,000 to Deutsche Bank and Essar. The remaining $2,300 was amended on March 30, 2004 and extended initially to January 3, 2005, and further extended to April 16, 2006. The second installment of $16,100, along with capitalized interest of $200 through March 30, 2004, is due on April 26, 2007. The notes are guaranteed by all of the Company’s subsidiaries.

On April 4, 2005, the Company entered into an agreement for credit financing up to $7,500 with Rockland Credit Finance, LLC (Rockland). By its terms, that credit financing agreement allows the Company to select, sell and assign some of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction.

On August 22, 2005, the Company entered into an addendum to its agreement for credit financing with Rockland, which it entered into on April 4, 2005. The credit financing agreement addendum has an initial term of 120-days, and the Company may request one or more 90-day extensions from Rockland. As a precondition to the credit financing agreement addendum, the Company must induce Essar Global Limited to extend the term of the promissory note in the amount of $1,388 to a date that is 90 days after the expiration of the credit financing agreement addendum, including all applicable extensions. By its terms, and construed together with the initial credit financing agreement, the credit financing agreement addendum allows the Company to assign, on a once per month basis, all of its unbilled accounts receivable to Rockland, subject in each case to Rockland’s prior review, selection and acceptance of some of those unbilled accounts. The credit financing agreement and addendum prohibit the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular unbilled account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. During its term, the credit financing agreement addendum also prohibits the Company from using cash from its operations to repay any of its outstanding debts owed to third parties other than Rockland.

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

For the three months ended September 30, 2005, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

As required by rule 13a-15(d), Aegis management, including the Chief Executive Officer, also conducted an evaluation of Aegis’ internal controls over financial reporting to determine whether any changes occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aegis’ internal control over financial reporting. Based on that evaluation, there has been no such change during the third fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Commitments and Contingencies” under Note 7 to the Unaudited Consolidated Financial Statements for a description of our legal proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	There have been no purchases of common stock by the Company or its affiliates during the quarter ended September 30, 2005

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Aegis Communications Group, Inc.

Index to Exhibits

The following exhibits are filed as a part of this Form 10-Q Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s common stock (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).

4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended June 30, 1994).

4.3	Warrant to Purchase Shares of Common Stock from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, dated November 5, 2003 (Incorporated by reference to Exhibit 4.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.4	Warrant to Purchase Shares of Common Stock from the Company to Essar Global Limited, dated November 5, 2003 (Incorporated by reference to Exhibit 4.8 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

4.5	Common Stock Warrant issued to Essar Global Limited, dated April 21, 2004 offering warrants to acquire common shares of the registrant (Incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

4.6	Common Stock Warrant issued to Deutsche Bank AG-London acting through DB Advisors, LLC, dated April 21, 2004, offering warrants to acquire common shares of the registrant. (Incorporated by reference to Exhibit 4.10 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.1	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.2	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.3	Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.27 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2001).

10.4	Employment Agreement dated October 13, 2000 by and among Aegis Communications Group, Inc. and its subsidiaries and Thomas P.G. Franklin (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2000).

10.5	Employment Agreement dated July 16, 2001, by and among Aegis Communications Group, Inc. and its subsidiaries and Herman M. Schwarz (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ending September 30, 2001).

10.6	Employment Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated December 3, 2001 (Incorporated by reference to Exhibit 10.34 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2001).

10.7	Employment Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and it subsidiaries dated August 28, 2000 (Incorporated by reference to Exhibit 10.32 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.8	Agreement between Joseph Marinelli and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.36 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.9	Agreement between Thomas P.G. Franklin and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.37 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.10	Agreement between Lee O. Waters and Aegis Communications Group, Inc. and its subsidiaries dated March 21, 2003 (Incorporated by reference to Exhibit 10.38 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002).

10.11	Fourth Amended and Restated Credit Agreement, dated April 14, 2003 among IQI, Inc., the Company (as a guarantor), and various financial institutions, with The Bank of Nova Scotia as documentation agent and administrative agent and Credit Suisse First Boston as a syndication agent (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K Current Report filed on April 21, 2003).

10.12	Agreement and Plan of Merger dated as of July 11, 2003 by and among AllServe Systems PLC, AllServe Systems, Inc. and the Company (Incorporated by reference to Annex A of the Company’s Preliminary Proxy Statement filed on July 30, 2003).

10.13	Note and Warrant Purchase Agreement dated as of November 5, 2003 by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor and Essar Global Limited (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.14	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,087,352 from the Company to Deutsche Bank AG—London acting through DB Advisors, LLC (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.15	Secured Promissory Note, dated November 5, 2003, in the original principal amount of $14,143,815 from the Company to Essar Global Limited (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.16	Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.17	Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.18	Subsidiary Guaranty dated as of November 5, 2003 (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.19	Loan and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.47 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.20	Amended and Restated Secured Promissory Note, dated as of January 28, 2004, in the original principal amount of $10,087,352 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC 2003 (Incorporated by reference to Exhibit 10.48 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.21	Amended and Restated Secured Promissory Note, dated as January 28, 2004, in the original principal amount of $10,143,815 payable to Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.49 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.22	General Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as agent for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.23	Trademark Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.24	Copyright Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.25	Stock Pledge Agreement, dated as of January 26, 2004, by Aegis Communications Group, Inc. and certain of its subsidiaries signatory thereto in favor of Wilmington Trust Company (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.26	Amendment No. 1 to Subsidiary Guaranty, dated as of January 26, 2004, among Advanced Telemarketing Corporation, IQI, Inc., LEXI International, Inc., Interserv Services Corporation, Deutsche Bank AG London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee 2003 (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.27	Collateral Trustee Agreement, dated as of January 26, 2004, among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, Deutsche Bank AG—London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (2003 (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.28	Trademark Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.29	Copyright Collateral Assignment and Security Agreement, dated January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.57 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.30	Amendment Number 1 to and Waiver and Consent Under Loan and Security Agreement, dated as of March 30, 2004, among Aegis Communications Group, Inc., each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto, and Wells Fargo Foothill, Inc. as the Arranger and Administrative Agent 2003 (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.31	Waiver Under Amended and Restated Secured Promissory Notes, dated as of March 30, 2004, between Aegis Communications Group, Inc., Deutsche Bank AG—London and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.59 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.32	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,170,266 payable to Deutsche Bank AG—London Acting Through DB Advisors, LLC 2003 (Incorporated by reference to Exhibit 10.60 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.33	Second Amended and Restated Secured Promissory Note, dated March 30, 2004, in the original principal amount of $9,227,340 payable to Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.61 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.34	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and John Scot Brunke dated March 31, 2004, (Incorporated by reference to Exhibit 10.16 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.35	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Angelo Macchia dated March 31, 2004, (Incorporated by reference to Exhibit 10.17 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.36	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Thomas P.G. Franklin dated March 31, 2004, (Incorporated by reference to Exhibit 10.18 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.37	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Joseph Marinelli dated March 31, 2004, (Incorporated by reference to Exhibit 10.19 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.38	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and Herman M. Schwarz dated April 4, 2004, (Incorporated by reference to Exhibit 10.20 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.39	Bonus agreement by and between Aegis Communications Group, Inc., and Lee O. Waters dated April 1, 2004, (Incorporated by reference to Exhibit 10.21 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2004).

10.40	Amendment number 3 to and waiver under loan and security agreement between Aegis Communications Group, Inc. and Wells Fargo Foothill, Inc. dated August 23, 2004, (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2004).

10.41	Third amended and restated secured promissory note between Aegis Communications Group, Inc. and Essar Global Limited dated August 23, 2004, (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2004).

10.42	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Richard Nelson Ferry dated September 30, 2004, (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.43	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Kannan Ramasamy dated September 30, 2004, (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.44	Promissory note between Aegis Communications Group, Inc. and Essar Global Limited dated October 22, 2004, (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.45	Separation agreement and general release by and among Aegis Communications Group, Inc. and subsidiaries, and John Scot Brunke dated November 11, 2004, (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.46	Amended number 4 to and waiver under loan and security agreement between Aegis Communications Group, Inc. and subsidiaries, and Wells Fargo Foothill, Inc. dated November 12, 2004, (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.47	Fourth amended and restated secured promissory note by and among Aegis Communications Group, Inc., and Deutsche Bank AG London acting through DB Alternative Trading, Inc. (Formerly known as DB Advisors, LLC) dated November 22, 2004, (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.48	Fourth amended and restated secured promissory note by and between Aegis Communications Group, Inc., and Essar Global Limited dated November 22, 2004, (Incorporated by reference to Exhibit 10.7 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.49	Secured Promissory Note, dated December 15, 2005, in the original principal amount of $7,443,947.62 between Aegis Communications Group, Inc. and Essar Global Limited, dated December 15, 2004 (Incorporated by reference to Exhibit 10.49 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.50	First Amended and Restated Promissory Note, dated January 3, 2005, in the original principal amount of $1,006,162.40, payable to Essar Global Limited (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.51	First Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $7,453,885.29 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.52	Fifth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $ $9,376,855 payable to Essar Global Limited (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.53	Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the original principal amount of $1,863,471.32, payable to Deutsche Bank AG—London acting through DB Alternative Investments, Inc. (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.54	Master Factoring Agreement, dated April 3, 2004, between Aegis Communications Group, Inc. and Rockland Credit Finance, LLC (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.55	Multiple Guaranty of Payment, dated as of March 30, 2005, between Aegis Communications Group, Inc. and its subsidiaries and Rockland Credit Finance, LLC (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.56	Promissory Note, dated March 21, 2005, in the original principal amount of $1,250,000, payable to Essar Global Limited (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.57	Seventh Amended and Restated Secured Promissory Note, dated April 27, 2005, in the original principal amount of $1,884,500.54, payable to Deutsche Bank AG-London acting through DB Alternative Investments, Inc. (Incorporated by reference to Exhibit 10.57 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2005).

10.58	Transition Agreement, dated as of May 3, 2005, between Aegis Communications Group, Inc. and Richard N. Ferry (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2005).

10.59	Promissory Note, dated July 25, 2005, in the original principal of $1,500,000 payable to Essar Global Limited (Incorporated by reference to Exhibit 10.59 of the registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2005).

10.60	Addendum to the Master Factoring Agreement, dated August 22, 2005, between Aegis Communications Group, Inc. and Rockland Credit Finance, LLC (filed herewith).

10.61	Sales and Marketing Outsourcing Agreement, dated July 1, 2005, between Aegis Communications Group, Inc. and Business Transformation Consulting Inc. (filed herewith).

10.62	Networking Equipment Lease Agreement, dated August 8, 2005, between Aegis Communications Group, Inc., Aegis BPO Services Ltd, and SREI Infrastructure Finance Limited (filed herewith).

10.63	Master Agreement, dated July 29, 2005, between Aegis Communications Group, Inc. and AT&T (filed herewith).

10.64	Master Teleservices Agreement, dated November 1, 2005, between Aegis Communications Group, Inc. and PharmaCare Management Services, Inc. and its PharmaCare Affiliates (filed herewith).

10.65	Master Services Agreement, dated February 14, 2005, between Aegis Communications Group, Inc. and Aegis BPO Services Ltd. (filed herewith).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the registrant’s Form 10-K Annual Report for the year ended June 30, 1998).

23.1	Consent of BDO Seidman, LLP, dated March 31, 2004 (Incorporated by reference to Exhibit 23.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: November 10, 2005	By:	/s/ KANNAN RAMASAMY
Kannan Ramasamy,
President and Chief Executive Officer, Person performing the Functions of Chief Financial Officer, Director