Form 10-K
period 2005-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2006-03-31
CIK 778426

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was approximately $14 million.

As of March 30, 2006, 1,147,217,086 shares of the registrant’s Common Stock were outstanding, of which 475,600 were held in Treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2005 Proxy Statement and Notice of Annual Meeting of Stockholders are incorporated by reference into Parts I and II of this report, and portions of the registrant’s 2006 Proxy Statement and Notice of Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

GENERAL

Aegis Communications Group, Inc. (OTC Bulletin Board: AGIS) is a worldwide transaction-based business process outsourcing company that enables clients to make customer contact programs more profitable and drive efficiency in back office processes. In this report, the terms “Company,” “we,” “us” or “our” mean Aegis Communications Group, Inc. and all subsidiaries included in our consolidated financial statements.

Our primary business is customer relationship management. Our customer relationship management, or CRM service offerings include: web-enabled and telephone-based customer service, help desk, and customer acquisition and retention; multilingual communications programs; client service center facilities management; order provisioning, which is the transferring of data into our clients’ billing systems and customer records; up-selling and cross-selling of products and services; and database management. Our web-enabled customer care capabilities include online customer-initiated call back, automated e-mail response, live web text chat, pushed content web sessions (in which we send, or “push,” web pages to the customer from anywhere on the Internet), web self-service, fax/e-mail on demand and online management reporting.

Over the past year, we have expanded our primary business model to include business process outsourcing services. In addition, we have begun to offer our customers a “right shore” solution by strengthening our offshore capabilities. We have leveraged our expertise and capabilities in customer relationship management, analytics and database management as a platform for entering into business process outsourcing. We expanded our operational capabilities in India by pursuing strategic relationships with the Essar Group Companies, which have significant investments and holdings in diverse industries, including steel, oil & gas, shipping, logistics and telecommunications services. The Essar Group is the indirect majority stockholder of the Company, and now maintains its ownership in the Company through its indirect subsidiary World Focus, a private company limited by shares organized under the laws of Mauritius. The Essar Group is providing offshore resources and assistance to the Company through its direct subsidiary, Aegis BPO Services Limited.

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

SERVICES AND STRATEGY

Our near term objective is to continue to strengthen our position as a premier high-quality, full service provider of outsourced CRM solutions and back office transaction support to progressive companies that place a high level of significance on the quality of their customer interaction experience. We believe that web-enabled services, inbound CRM services, complex order processing and provisioning and non-voice support programs will continue to serve the core long-term demand for services in our industry, but that providers demonstrating competence in outbound acquisition services will continue to realize attractive opportunities for new business development as companies increase their investment in this customer acquisition channel. The Company intends to target only those outbound programs that have an agreed rate of return, and will not pursue so-called “pay for performance” programs. In the medium to long term, the Company is working on expanding its basket of service offerings to include technology services, which complements the Company’s long history of expertise in the contact center industry. For the year ended December 31, 2005, approximately 89% of our revenues were generated by inbound CRM solutions and non-voice services and 11% by outbound CRM solutions. In comparison, for the year ended December 31, 2004, approximately 76% of our revenues were generated by inbound CRM solutions and non-voice services and 24% from outbound CRM solutions; and for the year ended December 31, 2003, approximately 74% of our revenues were generated by inbound CRM solutions and non-voice services and 26% by outbound CRM solutions. The decline in the Company’s outbound programs over this three year period was due in part to our loss of the AT & T outbound program in mid 2004, and to the Company’s decision to phase out its pay for performance programs in 2005.

We specialize in developing and implementing customized multi-channel contact programs designed to strengthen our clients’ relationships with their customers while reducing or eliminating their related service costs. Our CRM solutions consist of telephone-based marketing and customer service programs (teleservices), web-based capabilities, which comprise handling a variety of customer contacts through our clients’ Internet web sites, and phone-based customer service offerings.

We design, manage and conduct telecommunications-based CRM programs scaled to the client’s needs, which feature live, knowledgeable customer service representatives, or CSRs, provided on an outsourced basis to companies in a wide variety of industries.

Inbound CRM solutions require answering incoming telephone calls or web-initiated queries and responding to customer service requests. To illustrate, when one of our client’s customers requests an interaction (e.g., places a call to a toll-free “800” customer service number, sends an e-mail to our client, or initiates an online call back or text chat at a client’s web-site) it is directed to one of our client service centers and answered by one of our trained CSRs. The CSR is able to handle the customer’s inquiry because, in most instances, the customer’s account information has been instantaneously transferred to the CSR’s computer screen through high-speed links between our computer system and the client’s customer database. At the end of the interaction, the customer’s record is automatically updated in the client’s database with any new information.

Outbound CRM solutions involve making outgoing telephone calls, usually to market a client’s products or to acquire new customers for the client. Our outbound CRM capabilities include predictive dialing, preview or power dialing and manual dialing. Appropriate technology is tailored for business-to-business or business-to-consumer engagements. We subscribe and adhere to the federal and state do-not-call legislation. We are actively involved in industry compliance organizations to maintain current on do not call requirements. We do not engage in any form of outbound calling that uses computerized voice presentations or makes unsolicited financial requests, nor are we engaged in the “900” number business.

Our operations are technology driven through our advanced data and communications systems, which permit real-time interface with our clients’ host systems through the Internet or dedicated networks. We also provide a suite of web-enabled customer care capabilities that includes multi-channel capable workstations able to handle a variety of customer interactions, including those originating from the Internet. Through the web-enabled services, we can assist our clients by providing real-time, web-based data that tracks customers’ interactions with a client’s web-site, allows us to handle all aspects of responding to client e-mail from customers, provides a secure chat window to conduct one-on-one chat with client customers, initiates live voice conversations when a client customer clicks an icon on a client’s web-site, and performs other functions.

We endeavor to establish long-term relationships with clients that use some combination of telecommunications and the Internet as important, ongoing tactical elements in their core CRM strategies. Those arrangements usually require us to develop unique software systems for the client. By offering high quality, customized, flexible and fully-integrated customer contact management services designed to improve quality, productivity and effectiveness, we can enhance and add value to our clients’ existing marketing and customer service programs. The company’s delivery services are managed through a senior level account management organization providing a single point interface for our client companies.

BUSINESS OPERATIONS

As of December 31, 2005, we operated or managed approximately 3,059 production workstations in our seven proprietary client service centers in the United States, and through our strategic relationship with our affiliate Aegis BPO Services Limited, we manage the operational processes and performance of two India-based service centers that focus on vendor related services. A workstation includes a cubicle, personal computer with monitor and keyboard, a headset and an automatic call distributor console.

Our current legacy technology platform delivers custom CRM solutions based on a browser-based application environment and primarily Avaya Definity telecommunications switches interfaced with multiple servers running on UNIX or Microsoft 2000 Advanced Server platforms. The data system is based on an open architecture design supported by sophisticated relational databases. This open architecture design allows us to interface seamlessly, and in real-time, with our clients’ host systems. It also provides the flexibility that enables us to deliver solutions rapidly to our clients’ marketing and customer service needs. Outbound calling is enhanced through our proprietary dialer technology leveraging the Avaya platform. Our operations are further enhanced by the use of universal workstations that can automatically handle either inbound or outbound call activity. Such technology permits us to offer productivity enhancements associated with this “call blending” activity. Despite its flexibility, this legacy platform has limited and expensive maintenance support, and the Company would have to continue to run voice and data on expensive trunk networks. To address those issues, the Company has made significant progress in developing a voice-over-Internet protocol (“VoIP”) platform with related software applications running on an IBM and Informix computer systems environment. The network supporting the transport of the voice and data for this VoIP platform will be on the technologically advanced and robust MPLS over IP network. The Company’s VoIP platform is designed to support over 3,500 workstations in the United States and allow for accelerated deployment of virtual agents across our geographically diverse service center locations. The new VoIP platform is planned to be implemented across all our service centers by the end of the second quarter of 2006, and is currently functional at one of our service center locations supporting a large financial services client. We have invested approximately $4 million into the hardware and software required for our new VoIP platform. Our new VoIP platform should enable us to streamline our operations and scale programs to client demand more adroitly, centralize our telecom and networking intelligence, and, over time, allow us to reduce our telecommunications expenses and those additional expenses attributed to our current multiple network configuration.

The quality of our people and their delivery of our customer solutions are critical to our success. Because our customer service representatives deal directly with our clients’ customers and sales prospects, we place a heavy emphasis on their training and the quality control process. Towards this goal, our training facilities are equipped with workstations for live role-playing. We employ a staff of trainers dedicated to teaching the details of client programs to our customer service representatives. The training curriculum includes instruction on the client’s sales or service process, study of the features and benefits of the product and service, intensive role-playing and information about both our and the client’s philosophy and culture. We conduct both initial and follow-up training for all representatives that, depending on the complexity of the client program, can take up to six weeks to complete. Our training curriculum is developed by professional experts in adult learning methods and includes a “hands-on” personal computer lab experience. This attentiveness to training enables our representatives to perform an assortment of duties when handling inbound and outbound calling programs. Along with our clients, we monitor our marketing and customer service representatives to confirm strict compliance with our client’s quantitative and qualitative standards. In many instances, quality is evaluated and communicated on a daily basis.

INDUSTRY AND COMPETITION

Several trends continue to shape the teleservices and back-office business processing industries. Many U.S.-based companies that have a history of outsourcing customer sales and service are moving certain portions of their business to non-U.S. locations in order to take advantage of labor arbitrage available in many foreign markets. Additionally, downturns in overall transaction volumes due to general economic conditions and transition of many traditional phone-based activities to the Internet have led many of these same companies to redirect transactions to existing, in-house call centers with excess capacity and away from outsourced CRM providers. We continue to believe, however, that an overall long-term focus on business fundamentals will lead companies to maintain or increase their outsourcing activities, especially when considering the favorable impact on cost structures in moving from a fixed cost model to a variable outsourced-cost model offered by providers with expanded services. Client spending on technology has slowed with the economy, and outsourced providers offer a viable alternative, since the significant investment required to automate these transactions has already been made by companies in the outsourced CRM market. We believe clients will require more efficiency from their outsourcing partners in the form of performance-based pricing that further aligns the interests of the client and of the service provider. In addition, due to excess capacity in the industry, we believe we can continue to expect some firms to offer below market pricing of their services in an attempt to gain market share and utilize excess capacity.

We compete in a market that provides progressive companies the opportunity to take advantage of the latest advances in processes and technology across multiple communications channels to drive more effective and efficient means of customer interaction. Customer contact services are spread across a broad spectrum of competitors, including a client company’s own in-house call center and numerous third-party providers like us. Our market, which is extremely competitive, ranges from very small firms offering specialized applications to larger, full-service companies with multiple, high-volume call centers, including APAC Customer Services, Inc., Convergys Corporation, ICT Group, Inc., NCO Group, Sitel Corporation, Sykes Enterprises, Inc., Teleperformance USA, Inc., TeleTech Holdings, Inc. and West Corporation.

We believe we compete primarily on the basis of:

•	Our unique operating model that allows us to create client capabilities and deliver the appropriate means of communication with each of the end customers to drive more value in each client engagement;

•	Consistency and quality of our service as evidenced by our longstanding relationships with our customers;

•	Our ability to implement advanced technology and processes, including web-enabled capabilities, predictive dialing, skills based routing, call blending and proprietary interfaces which enable real-time access to clients’ host data;

•	A proactive and a flexible approach to changing client needs and the ability to adapt to unique client requirements;

•	Our cost/value proposition wherein we provide more value from each customer engagement, as measured by a mutually agreed upon set of financial and operational metrics;

•	Our ability to construct a “right shore” solution and offer the benefit of a global delivery model; and

•	Our flexibility in our operational structure with our clients, which ranges from a standard outsourcing arrangement to a build, operate and transfer model that accommodates greater client participation and operational control.

MARKETING OF SERVICES

We differentiate from our competitors by providing a unique blend of strategic and tactical resources to meet the broad demands of our clients. To reinforce the value of our approach, we place an emphasis on enhancing the results of each engagement we manage on behalf of our clients. We seek to develop and maintain long-term profitable relationships with our clients, whereby we provide as much value to the client as they provide to us. We focus our marketing and sales efforts on progressive companies in growing markets that use integrated customer services to more effectively acquire and retain customers. We believe those organizations represent the greatest potential for us to deliver a differentiated service that takes advantage of our total resources, including our skilled employees and technology platform. We believe this approach will ultimately provide the greatest opportunity for stable and recurring revenue growth. We obtain new business through our dedicated sales force, existing relationships with current clients, client referrals and by responding to requests for proposals. Our sales team is comprised of sales leaders from the our industry who have a track record for originating large transactions, and our efforts in developing this team is a key part of our strategy to reposition the Company as an industry leader.

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

The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the Federal Trade Commission (“FTC”), to issue regulations prohibiting misrepresentation in telephone sales. The FTC issued its telemarketing sales rules (“TSR”), which became effective December 31, 1995. Generally, those rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers. Both the FCC and the FTC introduced new amendments to their respective Acts during 2003, which placed further restrictions on the use of automated telephone dialing equipment relative to abandoned calls and require enhanced record keeping. These amendments also introduced a national do not call list that became effective in 2003 and require all telemarketing firms to suppress consumer records found on the national list. In January 2004, the requirement to deliver caller identification with name and number became effective. The advent of number portability between landlines and wireless telephone numbers in November 2003 created confusion with reference to the prohibition of telemarketing calls to wireless numbers. No clearinghouse is available to date to provide a suppression list of recently ported numbers, making a good faith effort the only safe harbor available to the telemarketing industry.

In addition to these rules and regulations, bills are frequently introduced in Congress to regulate the use of credit information, as well as new proposals to further refine the DNC and TSR regulations and restrict predictive dialer use. We cannot predict whether this legislation will be enacted and what effect, if any; it would have on our industry.

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

We specifically train our representatives to conduct calls in an approved manner and believe we are in compliance in all material respects with all federal and state regulations. We manage this compliance process through a Director of Corporate Training and Compliance who is charged with the responsibility for integrating applicable regulatory requirements into the training process. There can be no assurance, however, that we may not be subject to regulatory challenge for a violation of federal or state law by any of our clients or other third parties.

REVENUES AND SEASONAL NATURE OF BUSINESS

The timing and size of our clients’ marketing programs, which are impacted by unique seasonal situations and subject to variations in underlying economic conditions, directly affect our revenues. Our expenses are also directly affected by these factors. We cannot predict the seasonal variations in our clients’ demands for our services.

PERSONNEL AND TRAINING

Our business depends on people. We place a high priority on hiring, training, retaining and managing good people. We attempt to locate our client service centers where the cost of labor is relatively low and there are sufficient qualified and motivated workers to meet our needs. We do this to maintain lower operating costs while maintaining a high quality workforce and generating a manageable turnover rate. Employee turnover rates, while manageable, exceed those experienced in most other industries and the cost of attrition training remains a significant cost of operation. We offer internal educational and professional development opportunities for our supervisors and managers, and have processes that allow associates to self identify next level opportunities as efforts to help mitigate turnover.

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

RELIANCE ON MAJOR CLIENTS

As is typical for our industry, we have a client concentration risk that we must manage. In 2005, three clients each accounted for over 10% or our revenues. Qwest Communications International (“Qwest”) accounted for approximately 15% of our revenues, and financial services industry leaders Western Union and American Express accounted for 13% and 10% of our revenues, respectively. In 2004, four clients each accounted for over 10% of our revenues. AT&T, then our largest telecommunications client, accounted for 26%, and Qwest accounted for approximately 15% of our revenues. Trilegiant, our largest membership services client, accounted for 10%, while American Express was responsible for approximately 11% of our revenues. In 2003, five clients each accounted for over 10% of our revenues. AT&T accounted for 26%, Qwest accounted for approximately 14%, Trilegiant accounted for 15%, and American Express and Cablevision were both responsible for 11% of our revenues.

The Company made efforts to enter the healthcare industry in 2005 in order to diversify our industry and client exposure. Although we continue to improve and grow our existing customer relationships, it is also our goal to reduce our dependence on a few major clients by broadening our customer base, which should help to mitigate adverse impacts and business risk that unilateral client decisions can have on our business. See Item 7 under the caption “Revenue Concentration.”

QUALITY ASSURANCE

Aegis maintains a reputation for quality service. This reputation is especially important because our services involve direct contact with our clients’ customers and sale prospects. To that end, our representatives are monitored to confirm that they comply with the client’s guidelines and deliver quality and efficient service. We regularly measure the quality of our services by benchmarking factors such as customer satisfaction and call handling metrics such as sales per hour, service levels and abandoned calls. Our information systems enable us to provide clients with real time reports regarding the status of an ongoing campaign. We also transmit summary data and captured information electronically to our clients. Access to this data enables our clients to modify or enhance an ongoing campaign to improve its effectiveness. The company participates in client-sponsored reporting calls in which valuable information is available on how the Company is performing and this is used to make short cycle changes. In addition, the Company’s senior account management team conducts a quarterly business review with each of our clients.

Our client service representatives deal directly with our clients’ customers and prospects. For this reason, Aegis places a heavy emphasis on training and quality control processes. We dedicate a training staff at each facility to conduct both primary and recurrent training for all client service representatives. We employ a quality control staff at each facility that measures quality on both a quantitative and qualitative basis. We believe this attentiveness to training and customer service enables our client service representatives to perform a variety of highly complex and proprietary functions for our clients.

EMPLOYEES

As of December 31, 2005, we employed 3,700 persons, including 3,200 client service representatives. We believe our relationship with our employees is generally good.

ITEM 1A. RISK FACTORS

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

Results of Operations

Our Company has historically incurred losses, and there can be no assurance that we will be able to reduce such losses and become profitable in the future. The Company experienced net losses of $13.1 million, $22.2 million and $19.1 million for the years ended December 31, 2005, 2004 and 2003 respectively. The Company incurred operating losses from continuing operations of $13.1 million, $22.2 million and $10.9 million for the years ended December 31, 2005, 2004 and 2003 respectively. While we believe that we will be able to reduce such losses and become profitable in future periods, there can be no assurance that we will be able to do so. The Company also measures performance based upon an earnings before interest and taxes depreciation amortization (EBITDA). The Company’s EBIDTA for the years ending December 31, 2005, 2004, 2003 were $3.8 million loss, $10.2 million loss, and $4.9 million profit respectively.

	2005	2004	2003
	(Dollars In Thousands)
Loss From Continuing Operations	$(13,161)	$(22,240)	$(10,896)
Add Back: Interest & Non-Cash Interest	3,448	3,376	3,998
Taxes	—	145	300
Depreciation or Amortization	5,905	8,521	11,462

EBITDA	$(3,808)	$(10,198)	$4,864

Control by Principal Stockholder

We have a single stockholder, World Focus, that owns 79% of our issued and outstanding Common Stock, and who can therefore exercise significant control over the outcome of substantially all matters that require a Board or a stockholder vote. Under the terms of a Stockholders Agreement among Deutsche Bank, Essar and certain Thayer and Questor entities, Deutsche Bank and Essar each have the right to nominate three of the ten Board members, with the remaining four directors consisting of the President and Chief Executive Officer and three independent directors. Any major decision must be approved by at least three-fourths of the directors, which must include at least one Deutsche Bank-designated director and one Essar-designated director. Subsequently, Deutsche Bank and Essar entered into a Put and Call Option Agreement under which, among other things, Deutsche Bank assigned its right to nominate three of the ten directors to Essar. In November of 2005, under the terms of assignment and assumption agreements, Essar assigned its rights under the Stockholders Agreement and Put and Call Option Agreement to World Focus, a company under common control with Essar. As a result, World Focus can exercise significant control over the outcome of substantially all matters that require a Board or stockholder vote. This fact may discourage, delay or prevent a change in control of the Company. In addition, since our officers serve at the pleasure of the Board, World Focus may be able to exert influence over day-to-day operations.

The Stockholders Agreement provides that the parties to the agreement satisfy a “right of first offer” to the others prior to a transfer of shares to a third party. The Stockholders Agreement also provides that the parties provide each other with certain “tag-along” rights in the event of a sale or transfer of shares to a third party. The Stockholders’ Agreement and the Bylaws also provide that certain major decisions will require the affirmative vote of not less than three-fourths of the directors of the Board. The list of major decisions include:

•	Issuing shares, including any indebtedness convertible into shares, or any other form of equity in Aegis Communications Group, Inc. or any subsidiary of Aegis Communications Group, Inc. other than (a) granting options to directors or employees of Aegis Communications Group, Inc. pursuant to any incentive or other benefit plan adopted by the Board, (b) issuing shares of common stock pursuant to the exercise of such options or any other securities outstanding and (c) issuing shares of common stock or any security, including any debt convertible into shares of common stock, or any other form of equity in Aegis Communications Group, Inc., in one or more offerings;

•	Adoption of any stock-based employee benefit plan by Aegis Communications Group, Inc.;

•	Incurring debt or entering into guarantees for borrowed money (excluding trade payables) in excess of $2.5 million in a 12-month period, subject to certain exceptions;

•	Selling, leasing, pledging or granting a security interest or encumbrance in all or substantially all of Aegis Communications Group, Inc.’s or any subsidiary of Aegis Communications Group, Inc.’s assets, except in connection with the incurrence of indebtedness for borrowed money that does not involve a major decision in excess of $2.5 million as noted above;

•	Acquiring (whether through an asset purchase, merger, equity purchase or otherwise) any assets (excluding acquisitions of raw materials and supplies in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2.0 million;

•	Selling or otherwise disposing of any assets (excluding sales or other dispositions of inventory in the ordinary course of business) having a value, individually or in the aggregate for any series of related transactions, in excess of $2.0 million;

•	Amending the Bylaws or the Certificate of Incorporation of Aegis Communications Group, Inc.;

•	Any Change of Control Transaction;

•	Executing or delivering any assignment for the benefit of creditors of Aegis Communications Group, Inc.;

•	Filing any voluntary petition in bankruptcy or receivership with respect to Aegis Communications Group, Inc.;

•	Taking any action while there is a vacancy on the Board, including without limitation the filling of such vacancy, except in accordance with the terms of the agreement; and

•	Changing the size or composition of the Board except in accordance with the agreement.

Shares Available for Future Sale

Sales of a substantial amount of our Common Stock by World Focus could have an adverse effect on market prices for our Common Stock. World Focus owns approximately 79% of the Company’s issued and outstanding Common Stock. Although World Focus is restricted to some extent from reselling their respective shares of our common stock under applicable securities laws, World Focus possesses registration rights with respect to the shares of capital stock it owns, which can be exercised at any time. We cannot predict the effect that future sales of stock, especially by World Focus, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock (including shares issued upon the conversion of preferred stock or the exercise of stock options), and even the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Dependence on Key Personnel

The loss of one or more of our executive officers and other key executives could materially and adversely affect our results of operations. Our success depends in large part on the abilities and continued service of our executive officers and other key employees and our ability to hire and retain qualified executive officers and key personnel. We cannot assure you that we will be able to hire or retain these people.

Reliance on Major Clients

The loss of one or more of our major clients could have a material adverse effect on our results of operations. Historically a few major clients have accounted for the bulk of our revenue. In 2005, three separate clients accounted for approximately 15%, 13%, and 10% of our revenues, respectively. Relying on one or a few major clients includes a number of more specific business risks that may adversely impact our ability to derive revenue from the client, including:

•	The risk that a client unilaterally decides to curtail or terminate marketing programs;

•	The risk that service or billing disputes may adversely impact the client’s desire to utilize the provider’s services;

•	The risk that the customer may decide to reduce the number of providers of the subject services or otherwise consolidate its operations;

•	The risk that a client will merge into, or be acquired by, another company, resulting in a reduction or termination of that client’s demand for our services;

•	The risk that financial, competitive or operational pressure on the client may inhibit its ability to purchase services from outside providers or prompt the client to negotiate lower fees for services provided; and

•	The risk of adverse financial impact to us if the client is unable to meet the payment terms of open receivables as billed by Aegis Communications Group, Inc.

For example, in the third quarter of 2004, AT&T decided to withdraw their marketing efforts in the consumer long distance market. This adversely impacted us, forcing us to close two centers in California and to cease operations for a period of time in our New York City center which had been specifically leased for additional outbound volume anticipated from AT&T. Other customers may do the same. Many of our clients are concentrated in the telecommunications and financial services industries. A significant downturn in any of these industries or a trend away from their use of telephone-based sales or outsourced customer relationship management services could materially and adversely affect our business. Although we believe our relations with our major clients are good, the loss of one or more of our major clients could have a material adverse effect on our operating results. See “Item 1. Business—Reliance on Major Clients.”

Leverage and Future Capital Requirements

We may not be able to obtain financing sufficient to meet our working capital and capital expenditure needs. At December 31, 2005, we had long-term capital leases of approximately $3.7 million and notes payable of $3.2 million (net of discounts). Our tangible net book value was approximately negative $6.7 million at December 31, 2005. Our future capital requirements and the sufficiency of available funds will depend on numerous factors that are difficult to predict, including results of operations, efforts to expand existing operations and capital expenditures. We entered into an agreement for credit financing with Rockland Credit Finance LLC on April 4, 2005. The credit financing agreement has an initial term of one year, and unless terminated, the credit agreement will automatically renew for subsequent one-year periods. By its terms, that credit financing agreement allows us to select, sell and assign certain of our accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits us from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects our selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction.

Factors Affecting Ability to Manage and Achieve Growth

We may not be able to effectively manage expanding operations or maintain or accelerate growth in our business. We anticipate that the trend toward outsourcing of telephone and Internet-based sales, marketing, and customer relationship management activities, as well as increased penetration of new and existing clients and markets, will drive future growth. A number of other factors, including the effective and timely initiation and development of client relationships, the opening of new client service centers, the recruitment, motivation and retention of qualified personnel, our ability to find qualified non-U.S. locations and intensified competition among our telecommunications clients will affect growth. Sustaining growth will also require better and faster systems and additional management, operational and financial resources. We cannot assure you that we will be able to manage expanding operations effectively or maintain or accelerate growth.

Dependence on Outsourcing Trend and Industries Served

A decline in the trend of outsourcing could materially and adversely affect our results of operations. Our growth depends in part on continued demand for our services prompted by the outsourcing trend, as well as continued growth in the industries we serve. If the interest in outsourcing declines or there is a significant downturn in the telecommunications, financial services, consumer products, entertainment or other industries, we could be materially and adversely affected.

Possible Volatility of Stock Price

Our stock price can be volatile, in response to:

•	Sales or proposed sales by World Focus or other affiliates;

•	Variations in quarterly operating results;

•	The depth and liquidity of the market for our common stock;

•	Investor perception of Aegis Communications Group, Inc. and the industry in which it competes;

•	The gain or loss of significant customer contracts;

•	Changes in management;

•	Changes in or new services by Aegis Communications Group, Inc. or competitors;

•	General trends in the industry;

•	Leverage and future capital requirements; and

•	Other events or factors.

In addition, our stock market generally has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. Since July 9, 1998, the market price per share of our common stock has ranged from $3.50 to $0.01. On March 2, 2006, the closing price for our stock was $0.04 per share.

Potential Fluctuations in Quarterly Operating Results

The stability of our revenues and operating income is susceptible of sudden fluctuations, which may have an adverse effect on the market price of our Common Stock. We could experience quarterly variations in revenues and operating income due to many factors, including:

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

Risks Associated with Our Contracts

The revenues we generate from our client contracts are subject to variation, which may have a material adverse effect on our results of operations. Our contracts generally do not ensure a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign long-term contracts with our clients, our contracts generally enable the client to terminate the contract, or terminate or reduce program call volumes, on relatively short notice. Although, certain of such contracts require the client to pay a contractually agreed amount in the event of early termination, others do not, and we cannot be certain that you that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenues we may lose as a result of early termination.

Government Regulation

We could be adversely affected by new and existing laws and government regulations, or become subject to a regulatory challenge for a violation of federal or state law, any of which would have a material adverse effect on our results of operations. Both federal and state governments regulate our business. The FCC rules under the Federal Telephone Consumer Protection Act of 1991 prohibit telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. In addition, the FCC rules require telemarketing firms to maintain a list of residential consumers who have stated that they do not want to receive telephone solicitations called DNC lists and to avoid making calls to such consumers.

The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 broadly authorized the FTC to issue regulations prohibiting misrepresentation in telephone sales. The FTC issued its TSR, which became effective December 31, 1995. Generally, those rules prohibit abusive telephone solicitation practices and impose disclosure and record keeping requirements on telemarketers. Both the FCC and the FTC introduced new amendments to their respective Acts during 2003, which placed further restrictions on the use of automated telephone dialing equipment relative to abandoned calls and require enhanced record keeping. Those amendments also introduced a national do not call list that became effective in 2003 and require all telemarketing firms to suppress consumer records found on the national list. In January 2004, the requirement to deliver a caller identification with name and number became effective. The advent of number portability between landlines and wireless telephone numbers in November 2003 created confusion with reference to the prohibition of telemarketing calls to wireless numbers. No clearinghouse is available to date to provide a suppression list of recently ported numbers, making a good faith effort the only safe harbor available to the telemarketing industry.

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

Dependence on Labor Force

High personnel turnover rates and unionization of our employee base could have a material adverse effect on our results of operations. Our business is very labor intensive and characterized by high personnel turnover. Although by industry standards we believe our employees are highly qualified and well trained, many employees receive modest hourly wages and have relatively short tenure with Aegis Communications Group, Inc. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. Some of our operations require specially trained employees. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified employees. A significant portion of our costs consists of wages paid to hourly workers. An increase in hourly wages, costs of employee benefits or employment taxes could materially adversely affect our operating results.

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

Competition

We may be unable to effectively compete in our industry, which could threaten the demand for our services. Our industry is very competitive. We cannot assure you that, as the CRM industry continues to evolve, additional competitors with greater resources than ours will not enter the industry or that our clients will not choose to conduct more of their telephone-based sales or customer relationship management activities internally. Further, the impact of non-U.S. companies entering our industry with lower operating costs, the development of new forms of direct sales and marketing techniques such as interactive home shopping through television, computer networks, including the Internet and other media, could adversely affect the demand for our services. In addition, the increased use of new telephone-based technologies, such as interactive voice response systems, and increased use of the Internet as a tool by our clients could reduce the demand for certain of our offered services. Moreover, the effectiveness of marketing by telephone could also decrease as a result of consumer saturation and increased consumer resistance to this direct marketing tool. Although we attempt to monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. See “Item 1. Business—Industry and Competition.”

Reliance on Technology and Computer Systems

We may be unable to effectively manage our technology resources, which could affect the demand for our services. We rely on specialized telecommunications and computer technology to meet our clients’ needs. We will need to continue to select, invest in and develop new and enhanced technology to remain competitive. Our future success will also depend on our operational and financial ability to develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our business is highly dependent on our computer and telephone equipment and software systems, the temporary or permanent loss of which could materially and adversely affect our business.

Telephone Service Dependence

A temporary or permanent loss of local or long distance telephone service could have a material adverse effect on our results of operations. We depend on service provided by various local and long distance telephone companies. If service is disrupted or telecommunications costs increase significantly and we cannot recover those costs by increasing the price of our services, our operating results will suffer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices and operational and administrative headquarters are located in a 52,866 square foot leased building in Irving, Texas. This lease expires on December 31, 2012. All of our facilities are occupied pursuant to various lease arrangements.

We believe that our operational facilities are representative of our strategic site selection, which focuses on locating client service centers in markets we believe offer lower wage rates, better employee retention and generally lower operating costs. An exception to this approach was the New York City services center, which was leased by the Company in order to leverage New York City’s multilingual employee base with higher skill levels. We will continue to use our New York City services center as a way to attract clients with headquarters in New York City, and who would like to have their operations close to those headquarters, while offering those same clients the cost benefits of a multi-location operations model. As of December 31, 2005, we performed our services in the facilities listed below:

Location	Client Service Centers		Square Footage	Number of Production Workstations
	Date Opened	Lease Expiration Date
Elkins, WV	November 1998	October 31, 2008	20,125	231
Fairmont, WV	October 1997	February 28, 2009	48,000	557
Irving, TX	September 1985	December 31, 2012	52,866	633
Joplin, MO	February 1998	February 1, 2008	33,055	445
New York, NY	September 2004	May 31, 2011	21,600	201
Port St. Lucie, FL	September 1997	July 23, 2007	44,000	377
Sierra Vista, AZ	February 1999	March 1, 2009	45,000	615

			264,646	3,059

We believe we can extend the leases at our operational locations or relocate those facilities on terms comparable with our current lease obligations. While our current capacity is sufficient to handle our current production demands, revenue growth may warrant additional client service center facilities. We will also attempt to balance our portfolio with longer term leases with a tactic of taking on fully fitted centers on a shorter term basis in which we would match a client service location with the term of the customer contract we enter into.

In addition to our operational domestic facilities, we have entered into arrangements with Aegis BPO Services Limited, an affiliate of the Company and a direct subsidiary of Essar, to offer a full suite of offshore CRM and business process outsourcing, or BPO, services to clients in North America. We began our alliance in 2005 by successfully collaborating on an engagement for two US-based major telecommunications providers. In this regard, Aegis BPO Services Limited operates a services center in Bangalore, India with 300 production workstations, and a second services center in Hyderabad, India with 250 production workstations.

ITEM 3. LEGAL PROCEEDINGS

We are party to certain legal proceedings incidental to our business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

On July 18, 2003, two of our public stockholders, John Beggi and Steven Stremke, filed complaints in the District Court of Dallas County, Texas against the Company and the individual members of its Board of Directors. The complaints alleged, among other things, that the then-proposed acquisition of the Company by AllServe was unfair to our public stockholders and that the defendants breached their fiduciary duties to our public stockholders in connection with the then-proposed acquisition. In 2005, the parties executed a settlement agreement and the case was dismissed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its Stockholders on December 28, 2005. At the Annual Meeting, the Company’s stockholders elected the following individuals to the Company’s Board, each to serve until the later of one year or until their successors are duly elected and qualified:

	For	Against	Withheld
Kannan Ramasamy	494,820,311	0	162,107
Richard N. Ferry	494,860,311	0	122,107
Rajiv Agarwal	494,820,311	0	162,107
John-Michael Lind	494,914,148	0	68,270
Pramod Saxena	494,820,311	0	162,107
Rashesh Shah	494,873,948	0	108,470
Kamalnayan Agarwal	494,872,648	0	109,770
Anshuman S. Ruia	494,819,811	0	162,607
Madhu Vuppuluri	494,820,311	0	162,107
Ravikant N. Ruia	494,819,511	0	162,907

At the Annual Meeting, the Company asked the stockholders to consider and vote upon an amendment to the Company’s Certificate of Incorporation to increase the Company’s number of authorized shares of Common Stock from 800,000,000 shares to 2,000,000,000 shares. Prior to the Annual Meeting, the Board approved the proposed increase in the Company’s number of authorized shares of Common Stock, and recommended that the stockholders consider and approve the amendment. The Board determined that the increase in the Company’s number of authorized Common Stock was necessary in order for the Company to enter into transactions in which the Company would issue Common Stock as the form of its tendered consideration. The Board also determined that an increase in the Company’s number of authorized shares of Common Stock was necessary in order for the Company to have the appropriate flexibility to provide equity compensation to its employees.

At the time of the Annual Meeting, only one transaction was pending that would involve the Company’s issuance of additional Common Stock. That transaction involved the conversion of approximately $18.5 million of the Company’s indebtedness to World Focus, which is currently also the Company’s majority stockholder, into additional shares of Common Stock. A Special Committee composed of independent directors of the Board considered the proposed debt conversion transaction and determined that a debt conversion price of $0.038 per share was fair to the Company. Because the Company had an insufficient amount of authorized Common Stock available for issuance to accommodate the debt conversion transaction, the proposed amendment to the Company’s Certificate of Incorporation to increase that amount of authorized Common Stock was a condition precedent to the consummation of that transaction. The Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation by a vote of 493,412,462 in favor, 1,569,586 against or withheld, and 370 abstaining.

At the Annual Meeting, the Company also asked the stockholders to consider and vote upon an amendment to the Aegis Communications Group, Inc. Amended and Restated 1998 Stock Option Plan to increase the number of authorized shares of Common Stock available to be issued under the Option Plan from 11,842,720 shares to 35,000,000 shares. Prior to the Annual Meeting, the Board approved the proposed amendment to the Option Plan, and recommended that the stockholders consider and approve the amendment. The Board determined that an increase in the number of authorized shares of Common Stock available for issuance under the Option Plan was necessary in order for the Company to have the appropriate flexibility to provide equity compensation to its employees. The Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation by a vote of 493,415,097 in favor, 1,496,751 against or withheld, and 70,570 abstaining.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock, $.01 par value per share, currently trades on the National Association of Securities Dealers’ Over-the-Counter Electronic Bulletin Board (“NASDAQ OTC BB”) under the symbol “AGIS.” As of December 31, 2005 there were 1,147,217,086 shares of our common stock outstanding held by approximately 720 holders of record.

The table below lists the range of high and low bid prices for our common stock as reported by the NASDAQ OTC BB for each full quarterly period within the two-year period ended December 31, 2005 and the subsequent interim period. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Year ended December 31, 2004	High	Low
First Quarter	$0.28	$0.10
Second Quarter	$0.17	$0.06
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.18	$0.08

Year ended December 31, 2005	High	Low
First Quarter	$0.30	$0.12
Second Quarter	$0.16	$0.08
Third Quarter	$0.11	$0.04
Fourth Quarter	$0.06	$0.03

DIVIDENDS

During the two year period ended December 31, 2005 and the subsequent interim period, we did not declare a cash dividend on our common stock. We have accrued an annual dividend of $0.36 per share on 29,778 outstanding shares of our Series B Preferred Stock. Our Series F Preferred Stock accrued dividends daily at a rate of 9.626% per annum. Under the terms of the Third Amended and Restated Credit Agreement (the “Credit Agreement”), we are prohibited from paying cash dividends on our common stock and preferred stock until all of the lender’s commitments had been met and all of our obligations under the Credit Agreement had been satisfied. See “Notes to Consolidated Financial Statements 7. Long-Term Debt and 11. Preferred Stock.”

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

1998 Plan

In September 1998, we initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan, or the 1998 Aegis Communications Group Plan. As amended by the Company’s stockholders at the Company’s most recent Annual Meeting, the plan provides for the granting of options to purchase up to a maximum of 35,000,000 shares of Common Stock to key employees, officers and directors of the Company and our operating subsidiaries. Options granted pursuant to the 1998 Aegis Communications Group Plan are exercisable for ten years from the date of the grant subject to vesting schedules. We may grant additional options under the 1998 Aegis Communications Group Plan at any time prior to September 2008. As a result of the adoption of the 1998 Aegis Communications Group Plan, we will not grant any future options to purchase shares of common stock pursuant to the IQI Plan or the ATC plans.

Plan category	Number of securities to be issued upon exercise of outstanding warrants	Weighted average exercise price of outstanding warrants	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	43,929,774
Equity compensation plans not approved by security holders	—	—	—

Total	0	0	43,929,774

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

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)
Statements of Operations Data
Revenues	$68,641	$94,327	$139,861	$135,894	$214,410
Cost of services	51,731	68,426	99,667	93,492	141,643
SG&A expenses	20,147	31,357	39,884	43,118	55,542
Depreciation & amortization	5,905	8,521	11,462	13,013	14,014
Loss on fixed assets dispositions	889	—	—	—	—
Acquisition goodwill amortization	—	—	—	—	2,377
Restructuring and other non-recurring charges	—	4,742	1,645	900	—

Operating (loss) income	(10,031)	(18,719)	(12,797)	(14,629)	834
Other (Income) Expense—net	(318)	—	—	—	—
Gain on early extinguishment of debt	—	—	(6,199)	—	—
Interest expense, net	859	634	2,385	1,160	2,951
Non-cash interest expense	2,589	2,742	1,613	1,565	1,374

Loss from continuing operations before income taxes	(13,161)	(22,095)	(10,596)	(17,354)	(3,491)
Income tax expense (benefit)	—	145	300	9,671	5,774

Net loss from continuing operations	(13,161)	(22,240)	(10,896)	(27,025)	(9,265)
Net loss from operations of discontinued segment	—	—	—	(94)	(105)
Estimated (loss) gain on disposal of business segment	—	—	(569)	8,283	—
Cumulative effect of change in accounting for goodwill impairment	—	—	—	(43,448)	—

Net loss	(13,161)	(22,240)	(11,465)	(62,284)	(9,370)
Preferred stock dividends	11	11	7,608	8,468	7,572

Net loss applicable to common shareholders	$(13,172)	$(22,251)	$(19,073)	$(70,752)	$(16,942)

Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.33)	$(1.35)	$(0.32)

Basic and diluted weighted average number of common and common equivalent shares outstanding (In Thousands)	716,368	313,054	57,299	52,171	52,171

Balance Sheet Data
Total Assets	$18,115	$22,121	$50,294	$52,678	$130,524
Long-Term Debt	$4,085	$18,323	$18,924	$19,836	$26,171
Shareholders Equity/Deficit	$(6,721)	$(12,061)	$(26,449)	$(45,550)	$22,421

Operating Data
Client service centers at end of period	7	6	11	12	14
Teleservices workstations at end of period	3,059	2,715	4,585	5,136	6,189
Marketing research facilities at end of period	—	—	—	—	6
Marketing research workstations at end of period	—	—	—	—	161
Number of teleservices representatives	3,200	1,732	2,418	3,440	3,557

The Company manages its operations by driving the metrics on revenues, capacity utilization, direct margins, bill to pay ratio (which establishes recovery on our costs) and contribution margin from each of our centers. Those metrics are monitored based on the performance of each center against the budgets set for those centers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table contains certain statement of operations data as a percentage of revenues for the periods indicated:

	Year ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Operating Costs:
Cost of services	75.4%	72.5%	71.2%
Selling, general and administrative expenses	29.5%	33.2%	28.5%
Depreciation and amortization	8.4%	9.1%	8.2%
Loss on fixed asset disposition	1.2%	—	—
Restructuring charges	—	5.0%	1.2%

Total operating expenses	114.5%	119.8%	109.1%

Operating (loss) income	(14.5)%	(19.8)%	(9.1)%
Other (Income) expense—net	(.5)%	—	—
Gain on early extinguishment of debt	0.0%	0.0%	(4.4)%
Interest expense, net	1.3%	0.7%	1.7%
Non-cash interest expense	3.9%	2.9%	1.2%

Loss from continuing operations before income taxes	(19.2)%	(23.4)%	(7.6)%
Current taxes	0.0%	0.2%	0.2%
Deferred taxes	0.0%	0.0%	0.0%

Net loss from continuing operations	(19.2)%	(23.6)%	(7.8)%

Discontinued operations:
Net loss from operations of discontinued segment	0.0%	(23.6)%	0.0%
Estimated (loss) gain on disposal of business segment	0.0%	0.0%	(0.4)%

Loss before cumulative effect of change in accounting principle	(19.2)%	0.0%	(8.2)%
Cumulative effect of change in accounting for goodwill impairment	0.0%	0.0%	0.0%

Net loss	(19.2)%	(23.6)%	(8.2)%

Preferred stock dividends	0.0%	0.0%	5.4%

Net loss applicable to common shareholders	(19.2)%	(23.6)%	(13.6)%

Executive Overview

During the fiscal year ended December 31, 2005, management addressed two significant challenges in its efforts to improve the Company’s financial health and operating results. The first of these challenges was “strategic direction”, and the second was the Company’s effort to turnaround operations and improve liquidity as represented by the Company’s balance sheet, which was necessary in order for the Company to attract credit financing on acceptable terms. Those operating and financial challenges were systematically addressed by the Company’s senior management throughout the year ended December 31, 2005. The Company’s revenues declined in 2004 and throughout the first quarter of the 2005 fiscal year due to termination of reduction of our client programs, and these events had a material effect on our operating results for the year ended December 31, 2005. Because the Company was not able to realize the benefit of new sales efforts until the fourth quarter of 2005, the Company focused on reducing costs across many critical areas in order to align costs with existing revenue levels. The Company’s declining revenues throughout 2004 and the first quarter of 2005 had a serious impact on the Company’s ability to finance ongoing operations, particularly because of the unfavorable credit facility we had entered into with Wells Fargo Foothill in January of 2004. Because our borrowing ability under the Foothill Credit Facility was based on minimum threshold of outstanding accounts receivable, our declining revenues put extraordinary stress on the Company’s ability to finance its working capital needs. Our liquidity situation improved in April of 2005, when we terminated the Foothill Credit Facility and established an alternative credit financing arrangement based on factored accounts receivable with Rockland Credit Finance, LLC. We also turned to Essar Global Limited, then our largest stockholder, for short-term working capital loans in the first and second quarters of 2005. We were able to effectively manage our financing needs in the 2005 fiscal year through our combination of cost alignment, the establishment of the Rockland credit arrangement and the short-term financing provided by Essar.

In October of 2005, the Company began to see results from its sales efforts, as the Company began performing services for new clients in the healthcare industry to support their Medicare Part D prescription drug benefit programs. Those programs have marked the beginning of the Company’s entry into the healthcare industry, and the Company looks forward to future growth within the broader healthcare industry sector. During the 2005 fiscal year, the Company has focused on improving its strategic direction by focusing its sales efforts and business strategies on the healthcare, utility, automotive and financial services sectors. Management believes that the Company’s success in the fourth quarter of 2005 in attracting new business within the healthcare industry has validated the Company’s strategy in this regard. Management is optimistic that the Company’s other targeted industry sectors should also yield successful new business engagements as those sectors complete their internal consolidation, and the surviving companies should be prepared to expand their outsourcing activities. The Company has also invested in and installed a VoIP solution that should allow the Company to rapidly scale the scope of its services across a global delivery model, which should be a competitive advantage for the Company if and when segments of the market embrace our business strategy. The Company has also focused on strengthening its balance sheet by working closely with its majority shareholder to obtain required short-term working capital. We have accomplished this by renegotiating our debt balances and completing the conversion of outstanding debt into common stock of the Company.

Turnaround Approach. Management pursued a number of turnaround initiatives beginning in the first quarter of 2005, and the benefits of those efforts began to manifest towards the end of the third quarter of 2005 and the first part of the fourth quarter of 2005. The Company strengthened its operations and business results by making progress in the areas of (1) an expanded sales and marketing organization, established through a direct marketing arrangement with Business Transformation Consulting, Inc. (“BTC”), a company also affiliated with the Essar Group, which will provide sales and business development services on a sales commission basis; (2) a reduced cost of operations, particularly with respect to our cost of services in the telecommunications and insurance sectors, (3) a leveraged offshore capability, obtained by outsourcing certain core staff operations to India where the cost of labor is lower and the education and technical ability of the labor supply are good; (4) a new technology platform, which will replace our old legacy telecommunications technology platforms with a state of the art VoIP platform running on a robust MPLS over IP network cloud; (5) began the migration of parts of our IT and finance support functions to offshore providers to realize efficiencies; (6) strengthened management processes within the Company designed to align the Company’s performance metrics and goals; (7) a comprehensive budget for 2006 which has been presented to and approved by the Company’s Board of Directors, and has since been rolled out to the Company’s operational managers; and (8) a human resources audit of the Company’s talent pool, including a senior leadership 360 degree effectiveness measurement.

Our efforts in sales and marketing yielded six new accounts during the third and fourth quarters of 2005. Those new accounts include Humana (healthcare), PharmaCare (a division of CVS), Kipany (servicing Verizon products), EduCap (an education loan product), Vartec (a telecommunications company), and NationsHealth (a public company in the healthcare industry), although during the first quarter of 2006, NationsHealth elected first to reduce its demand for our services by ceasing operations in our New York City call services facility, and then subsequently opted to terminate its agreement with us. Our contracts with Humana, PharmaCare and NationsHealth, to provide call center services, have opened up new marketing opportunities in the area of the

Medicare Part D prescription drug benefit program, which was introduced by the United States federal government effective January 1, 2006. Medicare Part D is expected to represent the biggest expansion of U.S. entitlement programs since Medicare itself was established in the 1960’s. Estimates of the 10-year cost of this entitlement range from $395 billion to more than $2 trillion. Under Medicare Part D, senior citizens choose from multiple prescription drug plans that have differing premiums and covered prescription drugs. Although Medicare Part D is sponsored by the United States federal government, the program is administered by federally-approved private companies. The Company successfully executed a significant increase in its operational capacity in a very short period of time, and this execution was possible largely because of our strong operating platform and corporate culture. Our revenues rose from $5.3 million in September 2005 to $9.1 million in December 2005, and our number of full time employees (“FTE’s”) increased from 1,800 in September 2005 to 3,200 in December 2005. The Company is leveraging its relationships to gain more work from those programs as well as other healthcare-related services, as this market shows tremendous growth potential over the next decade because of the increase in the retirement-aged population in the United States.

On the cost side, during the third quarter of 2005 we favorably renegotiated our telecommunications service contract with AT&T to a reduced minimum usage commitment level that should adequately cover our current utilization. Our new contract extends our commitment to 2010 with a lower minimum commitment of $3.4 million per year as compared with our previous commitment of $7.4 million per year. Our revised contract allows the Company to realize significant reductions and discounts in our circuits and usage rates. The revised contract also includes important provisions requiring that the rates for all items under the contract be reviewed periodically and revised to match rates for similar services consistent with industry competition. The Company began to realize the benefits of this revised contract effective September 1, 2005.

Also on the cost side, the Company has spent considerable time benchmarking its healthcare benefits insurance costs and administrative practices. We placed our contracts for health insurance that were due for renewal on June 12, 2005 through a competitive bidding process that included restructuring coverage, particularly in the area of workers compensation, in which the Company has over the past year shown significant improvements in claims performance. As a result, the Company has restructured its healthcare benefits arrangements in a manner that allows for different shaded premiums and Company contributions, and that does not require any collateral beyond the premiums payable during the tenure of the policy. In addition, during the third and fourth quarters of 2005, the Company began realizing savings from the closure of certain of our call centers in 2004.

The Company has also succeeded in developing plans for a streamlined and cost efficient finance and information technology organization located in the United States, albeit with related business processes migrating to Aegis BPO Services Ltd. (“ABSL”), a direct subsidiary of the Essar Group. Though still progressing on this migration program, the Company has demonstrated that the outsourced information technology capabilities can provide cost efficiencies and effective services. We expect to realize increased cost reduction by outsourcing expanded areas of our information technology and finance capabilities during the 2006 fiscal year.

Similarly, in order to achieve a variable cost structure for the Company’s sales and marketing business processes, the Company negotiated a contract with BTC to provide the services of a seasoned sales and business development team on an exclusive basis in exchange for a percentage commission on revenues collected from new business developed by BTC.

As the Company completes an important phase of its turnaround efforts by rightsizing its business operations, and prepares to support and deliver on the new business developed by its sales and marketing organization, it has also been important for the Company to overhaul its existing technology platform. The Company has been operating on a legacy platform that has limited and expensive maintenance support, and the Company continues to run voice and data on expensive trunk networks. The Company has made significant progress in developing a VoIP platform with its related software applications running in an IBM and Informix environment. The network supporting the transport of the voice and data will be on the technologically advanced and robust MPLS over IP network. This technology platform is designed to support over 3,500 workstations in the United States and allow for accelerated deployment of the virtual agents across our service center locations. The new platform is planned to be implemented across all our centers by the end of the second quarter of 2006 and is currently functional at one of our service centers supporting a large client in the financial services sector.

Throughout the 2005 fiscal year, the Company’s management has spent a significant amount time creating a management review structure that integrates all elements that impact the Company’s business processes and operational performance. The Company has worked diligently to ensure timely and responsive internal communication through two management forums: (1) the Senior Leadership Team, comprised of direct reports to the Chief Executive Officer, which team discusses and addresses substantive resource allocation and organizational issues; and (2) The Extended Staff, comprised of the Senior Leadership Team, Service Center Directors and Account Directors serving as a operating forum to focus on the operational and financial performance of service centers and customer accounts with the goal of expeditiously responding to risks and opportunities in the Company’s business. Furthermore, in order to ensure a broader understanding of the Company’s goals and milestones we held our first company-wide “All Hands Meeting” to energize around 300 operating managers on the possibilities for our business in 2006. We believe that these efforts should create the appropriate operating culture fundamental to the turnaround progress and implementation of the strategic direction of the Company.

Management spent a significant amount of time during the fourth quarter of 2005 developing a detailed comprehensive budget for 2006, as well as completing an audit of the Company’s operating talent pool and aligning the skills of the Company’s human resources against the requirements of the many clients we serve. This appraisal process has helped further streamline our operating organization and has provided critical feedback on the gaps we will need to address to execute on our 2006 operating plans. Management believes that the Company’s success in 2006 should be largely a function of how effectively the Senior Leadership team is able to collaborate and take accountability for the parts of our business designated to them. To enable that positive change, a 360 degree assessment was carried out for each of the Senior Leadership Team members, which should help to improve the effectiveness of the Senior Leadership Team’s constituent members.

The Company’s sharp decline in revenues during 2004 and flat revenue levels during the first three quarters of 2005 also caused serious difficulties in financing ongoing operations through our credit facility with Wells Fargo Foothill. On April 4, 2005, the Company successfully replaced the Foothill credit facility with a $7.5 million credit arrangement through Rockland Credit Finance, LLC. In an effort to improve our balance sheet, the Company closed on a transaction with World Focus, an Essar Company, in which the Company sold 487,164,064 shares of Common Stock to World Focus in exchange for their cancellation of approximately $18.5 million in outstanding debt. The Company formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with World Focus, and approve the transaction on terms that were in the best interests of the Company and its stockholders, and the transaction was completed on December 28, 2005.

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

We recognized a net loss applicable to common shareholders of $13.1 million or $0.02 per share for the year ended December 31, 2005, versus a net loss applicable to common shareholders of $22.2 million or $0.07 per share in 2004, a 41% reduction of prior year losses applicable to common shareholders.

Revenues. For the year ended December 31, 2005, revenues from continuing operations were $68.6 million versus $94.3 million in the prior year, a decrease of $25.7 million, or 27.2%. The decrease in revenues versus the year ended December 31, 2004 resulted primarily from a reduced demand for our services from three of our legacy clients, each of which reduced demand by approximately 33% percent from 2004. Those unfavorable losses were partially offset by increases in healthcare- related call services initiated by new customers during the three months ended December 31, 2005. Although the new work is beneficial, the short time of approximately one quarter was not sufficient to offset completely the declining revenues from other clients over the year.

During the quarter ended December 31, 2005, the Company’s revenues were $22 million as against $18 million in the quarter ended December 31, 2004 showing a growth of 22%. In addition, during the year 2005, the EBITDA performance showed an improvement from losses of $2.2 million in the quarter ended March 31, 2005, $1.9 million in the quarter ended June 30, 2005, $699 thousand in the quarter ended September 30, 2005 to a positive EBITDA of $930 thousand in the quarter ended December 31, 2005. During the year ended December 31, 2005, the Company recognized $3.6 million of revenues applicable to customer reimbursement which primarily relate to direct reimbursable expenses incurred on behalf of the NationsHealth contract.

Revenue Mix. Inbound CRM and non-voice services continued to be responsible for the majority of our revenues in 2005. Together those two service areas accounted for approximately 89.2% of our revenues, as compared to 75.5% in 2004. Outbound CRM revenue for 2005 accounted for approximately 10.8% as compared to 24.5% in 2004. The decrease in outbound CRM revenues from 2004 was due to reduced volume for existing client programs.

	Year ended December 31,
	2005	%	2004	%
	(Dollars in millions)
Inbound CRM	$54.9	80.0%	$61.6	65.3%
Outbound CRM	7.4	10.8%	23.1	24.5%
Non-Voice & Other	6.3	9.2%	9.6	10.2%

Total revenues	$68.6	100.0%	$94.3	100.0%

Revenue Concentration. We are dependent on a few large clients for a significant portion of our revenues. The loss of one or more of these clients or a significant decline in business with any of these clients individually or as a group, or our inability to collect amounts owed to us by such clients, could have, and have had a material adverse effect on our business. For the year ended December 31, 2005, three customers each were responsible for at least 10% of our revenues and together accounted for approximately 39% of our revenues as compared to four customers accounting for approximately 63% for the prior year comparable period. Our revenue concentration for those customers for the years ended December 31, 2005 and 2004 was as follows:

		Year ended December 31,
Client	Industry Segment	2005	%	2004	%
		(Dollars in millions)
Qwest	Telecommunications	$10.6	15.4%	$14.4	15.3%
Western Union	Financial Services	9.1	13.3%	9.3	9.8%
American Express	Financial Services	7.0	10.2%	10.2	10.8%
AT&T	Telecommunications	5.9	8.6%	24.6	26.1%
Trilegiant	Membership Services	5.0	7.3%	9.8	10.4%

	Total	$37.6	54.8%	$68.3	72.4%

Historically, our revenues have been also concentrated within the telecommunications industry segment. The telecommunications industry has been under significant economic pressures since 2003. That revenue concentration creates an additional level of risk to the Company in terms of the continuity of this revenue and our ultimate ability to collect the related accounts receivable. The Company has been able to penetrate the healthcare industry with the start of 3 new contracts in the fourth quarter of 2005, and the Company entry into this industry sector should help to mitigate the risk associated customer concentrations in the telecommunications sector

Cost of Services (including customer reimbursements). For the year ended December 31, 2005, cost of services decreased $16.7 million from $68.4 million to $51.7 million compared to 2004. As a percentage of sales, cost of services rose slightly over the same period, from 72.3% to 75.4%. The total decrease in cost of sales experienced during the year is due to the reduction in wage expense associated with revenue shortfall for the comparable periods as well as the consolidation and elimination of redundant internal administrative functions. The slight increase of cost of services as a percentage of revenue in both periods is a result of revenue declines occurring in advance of, or without a corresponding equal reduction of, variable costs.

Selling, General and Administrative Expenses. For the year ended December 31, 2005, selling, general and administrative expenses, SG&A, decreased from $31.4 million to $20.1 million, or from 33.2% of revenues in 2004 to 29.3% of revenues in 2005. The decrease in SG&A is primarily attributable to the elimination of overhead costs due to the reduction in workforce and management’s decision at the beginning of the third quarter of 2005 to outsource all new customer marketing and sales efforts. The Company anticipates that these changes in sales prospects management should provide better cost containment. During the 2005 fiscal year, the Company also lowered its expenses relating to insurance and healthcare benefits for its employees. Management expects the cumulative effect of these measures to help provide competitive advantage to the Company and its shareholders. Increases as a percentage of revenue are primarily due to decreases in revenues for 2005 vs. 2004.

Depreciation and Amortization. For the years ended December 31, 2005 and 2004, respectively, depreciation and amortization expenses were $5.9 million, or 8.6% of revenues and $8.5 million, or 9.1% of revenues. The reduction in depreciation expense is due to the effects of reduced capital spending, disposal of certain assets due to the closing of certain client service centers in prior years and a mature asset base which is approximately fully depreciated.

Loss on Fixed Asset Disposal. During the year, the Company had performed a fiscal inventory of its fixed assets. The Company noted that there were assets disposed with an original cost basis of approximately $55.6 million with accumulated depreciation of $54.7 million recording a loss on asset disposal of $889 thousand, net of proceeds from sale of equipment of $7 thousand.

Interest Expense, net. Net interest expense increased $0.2 million from $0.6 million in 2004 to $0.8 million in 2005. The increase in net interest expense for the year is mainly attributable to the increased finance costs incurred with the Rockland Credit facility compared to the Company’s prior agreement with Wells Fargo Foothill.

Non-cash interest expense. Non-cash interest expense was mostly unchanged due to the non-cash interest charge associated with the amortization of discount associated with the Deutsche Bank and Essar notes payable.

Income Tax Provision. We have historically generated net operating losses for income tax purposes. We recognize a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2022. Management regularly evaluates the company’s ability to realize its deferred tax asset, and determined as of June 30, 2002, that more likely than not, the deferred tax asset would not be realized in the near future. We have allocated a valuation allowance representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. The income tax benefits from the operating losses incurred during 2005, 2004 and 2003 was offset by the Company’s valuation allowance since the benefit would exceed the projected realizable deferred tax asset. The Company has entered into transactions which may have an impact as to the ability to absorb Net Operating Losses in the future based on Section 382 income tax rulings.

At December 31, 2005, the Company had net operating loss carry forwards of approximately $84.2 million and unutilized tax credits of approximately $0.8 million. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carry forwards and tax credits begin to expire from 2013 through 2022. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

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

Revenue Concentration. In 2004 we depended on several large clients for a significant portion of our revenues. For the year ended December 31, 2004, four customers each were responsible for at least 10% of our revenues and together accounted for approximately 63% of our revenues as compared to 66% for the prior year comparable period. Our revenue concentration for these four customers for the years ended December 31, 2004 and 2003 was as follows:

		Year ended December 31,
Client	Industry Segment	2004	%	2003	%
		(Dollars in millions)
AT&T	Telecommunications	$24.6	26.1%	$36.4	26.0%
Trilegiant	Membership Services	9.8	10.4%	21.1	15.1%
Qwest	Telecommunications	14.4	15.3%	20.0	14.3%
American Express	Financial Services	10.2	10.8%	14.9	10.7%
Cablevision	Cable Television	—	—	14.8	10.6%

	Total	$59.0	62.6%	$107.2	76.7%

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

Interest Expense, net. Net interest expense decreased $1.8 million from $2.4 million in 2003 to $0.6 million in 2004. The decrease in net interest expense for the year is mainly attributable to the $1.0 million fee charged in November 2003 for the pay-off of the Scotia Bank Credit Agreement by the Deutsche Bank/Essar transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain information from our statements of cash flows for the periods indicated:

	Year ended December 31,
	2005	2004	2003
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(2.0)	$2.9	$(7.0)
Net cash provided by (used in) investing activities	0.5	1.4	(5.6)
Net cash provided by (used in) financing activities	1.8	(5.8)	13.0
Cash flows of discontinued operations—operating activities	—	(0.2)	(0.3)

Net increase (decrease) in cash and cash equivalents	$0.3	$(1.7)	$0.1

We have historically utilized cash flow from operations, available borrowing capacity under a revolving line of credit, subordinated indebtedness provided by certain of our stockholders, and the issuance of convertible preferred stock to meet our liquidity needs. On January 26, 2004, we entered into a Loan Agreement with Wells Fargo Foothill (“Foothill”) allowing the company to borrow up to $25 million. The maximum amount available to borrow under the Loan Agreement was determined by the lesser of (i) the sum of a percentage of eligible billed accounts and a percentage of the amount of eligible unbilled accounts or (ii) an amount equal to the collections on accounts receivable for the past 60 days, less the sum of certain reserves established by Foothill. Effective April 4, 2004, the Company replaced the Foothill Facility with an alternative credit arrangement with Rockland Credit Financing, LLC (“Rockland”), which was subsequently amended on August 22, 2005. From time to time, we have also obtained short term loans from Essar to support our working capital requirements. See the caption “Related Party Short Term Borrowing” below. Furthermore, in December of 2005, World Focus, as successor in interest to approximately $18.3 million of the Company’s indebtedness to Essar, entered into a debt conversion transaction with the Company in which World Focus cancelled approximately $18.3 million of the Company’s long term debt in exchange for the Company’s issuance to World Focus of additional shares of the Company’s Common Stock. See the caption “Long Term Debt” below. Management believes that cash flows from operations and funds available from financing activities should be sufficient to meet our current liquidity requirements.

Cash used by operating activities was $2.0 million in 2005, as compared to cash provided of $2.9 million in 2004. The $2.0 million of operating cash flow in 2005 is mainly a result of net loss from operating activities less non cash expenses of depreciation and amortization of $5.9 million, amortization of note payable discount of $2.2 million and net $1.4 million of increase in accounts payable, accrued and other liabilities. Though revenues are up for the three months ended December 31, 2005 of $22.4 million vs. $18 million for the three months ended December 31, 2004, accounts receivable dropped slightly from $9.8 million at December 31, 2004 to $9.2 million at December 31, 2005. The decrease is mainly attributable to the Company’s sale of selected accounts receivables under its recourse factoring agreement with Rockland Credit Finance, LLC (Rockland), and also due to improvement in collections cycle.

Cash provided by investing activities was $0.5 million in 2005, as compared to cash provided of $1.4 million in 2004. The change is primarily attributable to $4.6 million of restricted cash used as collateral for letters of credits covering our workers compensation insurance policies. Those letters of credit had been restricted by the Foothill credit facility, which we terminated in April of 2005. Our total capital expenditures in 2005 were $0.4 million (excluding capital lease obligations) as compared to $2.4 million in 2004. Our capital expenditures consisted primarily of telecommunications equipment and information technology hardware and software required for the upgrade of our operations and the upgrade or replacement of workstations in our existing facilities.

Cash provided by financing activities was $1.8 million in 2005, as compared to cash used of $5.8 million in 2004. The change of $5.0 million in 2005 is primarily due to payments of $10.8 million on the Deutsche Bank/Essar notes and $1.1 million of capital lease obligations offset by proceeds of $5.3 million from Deutsche Bank and Essar for warrants exercised all during the 2004 fiscal year.

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

During the first and second quarters of 2005, in an effort to improve our balance sheet and attract alternative lines of credit, The Company and World Focus (an Essar affiliate), discussed a possible transaction in which the Company would sell additional share of its common stock to World Focus in exchange for World Focus’ cancellation of the Company’s then-approximate $17.8 million indebtedness to World Focus. In July of 2005, the Company formed a special committee comprised of independent members of the Board of Directors to consider this transaction, negotiate with World Focus, and potentially approve the transaction on terms that are entirely fair and in the best interest of the Company and its stockholders. On November 30, 2005, the Company entered into a Debt Conversion Agreement with World Focus to convert the aggregate outstanding principal and accrued and unpaid interest it holds under three promissory notes, totaling approximately $18,501, into 487,164,064 shares of common stock at a December 28, 2005.

In March 2005, Essar arranged for the posting of two letters of credit to cover certain bonding requirements and workers compensation contingent liabilities of the Company by way of a credit extension to the Company in the form of stand-by letters of credit to cover these bonding requirements in place.

Restricted Cash

On December 31, 2004, the Company had restricted cash balance of $966 made up of the Company’s letters of credit outstanding of $2,900 as detailed below mostly offset by the borrowing base facility of $1,900. Those two outstanding irrevocable letters of credit were valued at approximately $2,900 and set to expire between February 6, 2005 and July 13, 2005. Those letters of credit were being maintained as security for the self-insured portion of the Company’s workers compensation insurance program and to support licensing requirements related to certain of the Company’s contractual obligations. Effective on March 15, 2005, Essar arranged for the replacement of those letters of credit with two alternative letters of credits, which have been posted by the Company. As a result, the restricted cash collateral was released in 2005.

Accounts Receivable

Accounts receivable at December 31, 2005 were $9,296, as compared to $9,783 at December 31, 2004. The Company’s revenues and related accounts receivable are spread evenly between telecommunications, financial services, healthcare service products and other individual service related products.

On April 4, 2005, the Company entered into a financing agreement with Rockland Credit Finance, LLC (Rockland) for a maximum borrowing of up to $7,500. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all cash and accounts receivable of the Company have been pledged as collateral for the Rockland facility.

Under the arrangement, Rockland typically advances to the Company 85% of the total amount of accounts receivable factored. Rockland retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Rockland. The cost of funds for the accounts receivable portion of the borrowings with Rockland is a .75% for each 30-day period up to a maximum of 60 days, thereafter; the fee will be .45% each 15 day period for an additional 30 days for a maximum of 90 day advance. The Company may be obligated to purchase the receivable back from Rockland at the end of 90 days. In the year ended December 31, 2005, we factored invoices totaling $46.1 million in receivables. We received $40.2 million in proceeds from the factor, with a balance due at December 31, 2005 from the factor agent of $5.9 million.

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

On July 25, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The promissory note was in the amount of $1,500 in favor of Essar Global Limited. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. During the three months ended September 31, 2005, the Company made an installment payment of $112 with a balance outstanding of $1,388 at December 31, 2005.

Related Party—Other

Essar has invested in the Company and has continued its support by providing key Essar personnel to assist the Company in strategic sales, marketing, operating finance and information technology functions. Those individuals are paid by Essar and provide services in their particular discipline for the Company.

On May 6, 2005, the Company announced that Richard N. Ferry resigned from his positions as President and Chief Executive Officer of the Company and from all other officer positions held with the Company’s subsidiaries effective as of April 30, 2005. Mr. Ferry will continue to serve as a director of the Company’s Board of Directors. Mr. Ferry continues to serve and provide additional resource in a marketing and sales capacity for the Company. On May 6, 2005, the Company announced that Kannan Ramasamy has been elected President and Chief Executive Officer and as a director on the Board of Directors of the Company effective as of May 1, 2005.

The Company has continued to pursue cost reduction initiatives moving some contracting services in India from WNS Services to Aegis BPO Services Limited (ABSL). ABSL is a wholly owned subsidiary of Essar Global Ltd., which is also a significant shareholder of the Company

Effective July 1, 2005, the Company entered into an agreement with Business Transformation Consulting Inc., under which Business Transformation Consulting provides a sales function for the Company on an outsourced basis. Through this relationship, the Company outsources all of its sales and marketing functions, including its client prospecting, market research, leads generation, customer acquisitions, up-selling, cross-selling, “building loyalty” programs and relationship management services to support its inbound and outbound telephone offerings. Under this program, all of the Company’s sales and marketing personnel have been hired by Business Transformation Consulting for the exclusive right to market and sell for the Company. Business Transformation Consulting is responsible for all costs including but not limited to salaries, commissions, travel, and presentation, and the Company is obligated to pay commissions to Business Transformation Consulting on any new business that they bring to the Company going forward.

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement between ABSL, a wholly owned subsidiary of Essar Global Limited, and SREI Infrastructure Finance Limited. Under that agreement, SREI loaned $4,000 to ABSL to purchase VoIP equipment, which ABSL subsequently leased to the Company over a 36 month period at a monthly lease cost of approximately $129. Consistent with FAS 13, that lease is accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

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

Contractual Obligations and Commercial Commitments

The following table sets forth certain information concerning the Company’s contractual obligations and commercial commitments at December 31, 2005, and outlines the Company’s expected future payments to be made under such obligations and commitments:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long/Short-Term Debt Obligations	$3.3	$1.6	$1.7	$—	$—
Capital Lease Obligations	4.2	1.5	2.7	—	—
Operating Lease Obligations	10.0	2.8	4.9	2.3	—
Purchase Obligations	15.0	3.4	6.8	4.8	—

Total	$32.5	$9.3	$16.1	$7.1	$—

The Company has agreements with some telephone long distance carriers which currently range to 60 months, and which provide for annual minimum usage requirements. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

At December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the December 31, 2004 commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond our control that significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and worked with the vendor provider to redraft the contract. Effective July 1, 2005, the Company amended the current 7-year agreement to a revised 10-year agreement reducing our annual commitment usage from $7,400 annually to $3,400 annually and established a contract that allowed for review of rates for purchase of circuits and usage that is benchmarked competitively to reflect the use of the most productive technology configuration. For example, the Company was able to reduce the usage rate from 2.4 cent per minute to 1.84 cents per minute. As partial consideration for the extended term, AT&T provided a credit of all underutilized charges in the original contract from prior periods. Therefore, in the third quarter 2005, the Company had reversed the $290 accrual set on the books at December 31, 2004 related to prior underutilization.

At the beginning of 2005, the Company had two outstanding irrevocable letters of credit. Those letters of credit totaled approximately $2.9 million in value and were set to expire between February 6, 2005 and July 13, 2005. In April 2005, Essar had placed 2 irrevocable letters of credit from its credit facility in place to cover the Company’s workers compensation requirements along with bonding requirements for the Company’s do not call list. As a result, these two letters of credit placed by the Company have been cancelled.

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

Long-Term Debt

On November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of $28.2 million from the Company. Those notes have a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%. Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes. (See “Deutsche Bank/Essar transaction—Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”)

On December 28, 2005, the Company executed an agreement to exchange its debt of approximately $18,501 for 487,164,604 shares of Company stock. (See Deutsche Bank/Essar transaction—Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants).

Other Credit Facilities

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

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement between ABSL, a wholly owned subsidiary of Essar Global Limited, and SREI Infrastructure Finance Limited.

Under that agreement SREI loaned $4,000 to ABSL to purchase VoIP equipment, which ABSL subsequently leased to the Company over a 36 month period at a monthly lease cost of approximately $129. Consistent with FAS 13, that lease is accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

Subordinated Indebtedness

In accordance with the terms of our then-existing senior and subordinated loans, as well as the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid and/or forgiven, and all warrants were canceled. The termination of the Company’s agreement to be acquired by AllServe resulted in the possibility of a break-up fee of up to $1.1 million, owed to AllServe. The $1.1 million fee was reserved as a partial reduction of the gain on early extinguishment of debt at December 31, 2003. Any part of the $1.1 million reserved for the break-up fee that is not paid to AllServe will be distributed to the subordinated debt holders, net of certain expenses. See Item 1. Business—Deutsche Bank/Essar Transaction—Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

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

Accounts Receivable

Trade receivables are comprised primarily of amounts owed to Aegis through its CRM services and are presented net of an allowance for doubtful accounts. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments. The amount of the allowance for doubtful accounts is calculated as follows: Account balances over 90 days past due are specifically identified, reviewed and reserved, based upon management’s best estimate. An additional reserve amount equal to two percent of the remaining accounts receivable balance is added to the amount for which a specific reserve was established based on historical trends. This combined amount comprises the balance in the allowance account. The adequacy of the reserve is periodically reviewed to determine its appropriateness. Receivable accounts are reviewed on a regular basis to determine whether collection is realistic. If collection of the account is no longer assured, then the amount is written-off against the allowance account. The reserve was adjusted downward at December 31, 2004 and 2005 to reflect the over accrual reserve based on a review of balances aged at 60 days that had not been collected by February 28 of the succeeding year. At future reporting periods, the Company will consider the need for comparable adjustments to the Accounts Receivable Reserve based on individual client credit worthiness and aged balances.

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

In January 2003, the Company entered into a services agreement with Trilegiant Corporation (“Trilegiant”). Under the agreement, the Company, via forwarded call transfers, offers Trilegiant membership services to individuals. The Company is obligated to pay Trilegiant for the call transfers and recognizes this expense as a cost of services. When an individual agrees to enroll in the membership services program, a sale is made and the Company receives a commission from Trilegiant after the trial period is completed and Trilegiant has successfully billed the member. Sold memberships are subject to cancellation by the member with prorated refunds of membership fees. Aegis recognizes revenue on customer reimbursements primarily due to contract considerations. These are contracts where the customer has contracted with the Company on providing customer services operations where revenue is associated with direct reimbursement of cost to man the project, facility and network costs associated with running the campaign. Revenues associated with these campaigns that have negotiated margin associated are accounted for in Service Revenue.

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

The Company feels that the amount of revenue recognized under this contract for the years ending December 31, 2005, 2004 and 2003 is appropriate.

Deutsche Bank/Essar transaction—Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants

On November 5, 2003, the Company signed definitive documents to effect an investment in the Company by Deutsche Bank and Essar. In the transaction, Deutsche Bank (“DB”) and Essar Global Limited (“Essar”)

provided approximately equal portions of a $28.2 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock. The Company accounted for the warrants and notes payable issued under the Deutsche Bank and Essar transaction in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Deutsche Bank and Essar had been issued initial and subsequent warrants to purchase 527,661,932 shares of common stock. APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the initial warrants at $4.4 million. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. As a result of making $10,000 in principal payments on the Notes during the first quarter of 2004, the Company recognized $1.4 million in accelerated amortization of the discount on notes payable during the period. On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2,600. These funds were used to reduce outstanding debt under the new line of credit and make capital investments. On August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2.6 million. These funds were used to reduce outstanding debt and make capital investments.

On December 15, 2004, the Company executed a Secured Promissory Note in favor of Essar Global Limited (“Essar”). The Secured Promissory Note was executed in favor of Essar as a result of DB’s exercise of the Put and Call Agreement, pursuant to which DB has sold to Essar 80% of the outstanding principal and accrued interest of the Fourth Amended and Restated Secured Promissory Note, dated November 22, 2004, made by the Company in favor of DB (the “DB Debt Put”). The DB Debt Put was calculated as of December 15, 2004 to be $7,443, and this amount is the principal amount of the Secured Promissory Note. The Fourth Amended and Restated Secured Promissory Note held by DB was cancelled concurrently with the Company’s execution of the Secured Promissory Note, and the balance of the outstanding principal and interest due to DB under that instrument, or $1,860, was converted into a new Fifth Amended and Restated Secured Promissory Note, dated December 15, 2004, in favor of DB. By its terms, the Secured Promissory Note bears interest, compounded quarterly, at an annual rate equal to 0.50% per annum above the London Interbank Offered Rate for U.S. dollar-denominated deposits, adjusted quarterly. The Company has the option of paying accrued interest due under the Secured Promissory Note in arrears on a quarterly basis, or capitalizing such interest into the outstanding principal amount of the Secured Promissory Note.

On December 23, 2004, Deutsche Bank sold to Essar 150,000,000 shares of Aegis Communications Group, Inc. common stock.

On January 3, 2005, the Company executed a Fifth Amended and Restated Secured Promissory Note in favor of Essar. The amendment changes a scheduled initial principal payment under the Fourth Amended and Restated Secured Promissory Note, dated November 22, 2004, in the amount of $1,184, that would have been due on January 3, 2005. Under the Fifth Amended and Restated Secured Promissory Note, that initial principal payment of $1,184 was due on June 3, 2005. Additionally, the accrued interest under the Fourth Amended and Restated Secured Promissory Note had been calculated beginning on November 22, 2004 up to January 3, 2005 and added to the original principal amount of $9,346, resulting in a face amount for the Fifth Amended and Restated Secured Promissory Note of $9,377.

On January 3, 2005, the Company executed a First Amended and Restated Secured Promissory Note in favor of Essar. The amendment changes a scheduled initial principal payment under the original Secured Promissory Note, dated December 15, 2004, in the amount of $928, that would have been due on January 3, 2005. Under the

First Amended and Restated Secured Promissory Note, that initial principal payment of $928 was due on June 3, 2005. Additionally, the accrued interest under the original Secured Promissory Note was calculated beginning on December 15, 2004 up to January 3, 2005 and added to the original principal amount of $7,444, resulting in a face amount for the First Amended and Restated Secured Promissory Note of $7,454.

On January 3, 2005, the Company executed a Sixth Amended and Restated Secured Promissory Note in favor of Deustche Bank AG—London, acting through DB Alternative Trading, Inc. (“DB”). The amendment changes a scheduled initial principal payment under the Fifth Amended and Restated Secured Promissory Note, dated December 15, 2004, in the amount of $232, that would have been due on January 3, 2005. Under the Sixth Amended and Restated Secured Promissory Note, that initial principal payment of $232 was due on June 3, 2005. Additionally, the accrued interest under the Fifth Amended and Restated Secured Promissory Note has been calculated beginning on December 15, 2004 up to January 3, 2005 and added to the original principal amount of $1,861, resulting in a face amount for the Sixth Amended and Restated Secured Promissory Note of $1,863.

On April 27, 2005, the Company delivered an executed Seventh Amended and Restated Secured Promissory Note in favor of Deutsche Bank AG—London, acting through DB Alternative Trading, Inc. (“DB”). The amendment changes a scheduled initial principal payment under the Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the amount of $232 that was due on June 3, 2005. Under the amended promissory note, that initial principal payment of $232 was due on April 16, 2006. Additionally, the accrued interest under the Sixth Amended and Restated Promissory Note was calculated beginning on January 3, 2005 up to April 20, 2005 and added to the original principal amount of $1,863, resulting in a face amount for the Seventh Amended and Restated Promissory Note of $1,885.

On December 28, 2005, the Company closed a debt conversion transaction with World Focus, an affiliate of the Essar who purchased the debt and share interest from Essar Global Limited, in which World Focus converted the aggregate outstanding principal and accrued and unpaid interest it held under three promissory notes, totaling $18,501, into 487,164,064 shares of Aegis Communications Group, Inc. common stock at a conversion price of $0.038 per share. The terms of the debt conversion transaction are as set forth in a Debt Conversion Agreement, dated as of November 30, 2005, between the Company and World Focus, and which was described on the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2005 and incorporated by reference herein. In the Debt Conversion Agreement, World Focus represented that it was a non-U.S. person. The shares were issued by the Company to World Focus in an offshore transaction pursuant to the exemption from registration available under Rule 903 of Regulation S. No directed selling efforts were conducted in connection with the offer and sale of the securities.

On February 15, 2006, the World Focus had purchased the remaining debt outstanding related to the Fifth Amended and Restated Secured Promissory note of $1,861 due for maturity on April 26, 2007 and 113,303,304 common shares of the Company that was owned by Deutsche Bank.

The November 5, 2003 Essar and Deutsche Bank transaction expenses of $0.4 million were treated as debt issuance costs in accordance with APB No. 21, “Interest on Receivables and Payables” and are being amortized over the life of the notes. All other expenses associated with the deal were expensed and recorded in selling, general and administrative expenses.

Gain on early extinguishment of debt

The Company was required, by the existing loan terms, to repay or otherwise retire its existing loan obligations with the proceeds of the Deutsche Bank and Essar transaction. To the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes, resulting in a $6.2 million gain on early extinguishment of debt. The termination of the Company’s agreement to be acquired by AllServe resulted in the possibility of a break-up fee of up to $1.1 million, owed to AllServe. Any part of the $1.1 million reserved for the break-up fee that is not paid to AllServe will be distributed to the subordinated debt holders, net of certain expenses. If certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debt holders, up to $1.1 million.

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

At December 31, 2005, we had deferred tax assets in excess of deferred tax liabilities of $29.8 million. Based upon our estimates of future taxable income and review of available tax planning strategies, we believe that it is more likely than not that any such assets will not be realized, resulting in a valuation allowance of $29.8 million. On a quarterly basis, we evaluate the need for this valuation allowance based on the expected realizability of our deferred tax assets and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our latest forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

At December 31, 2005, the Company had net operating loss carry forwards of approximately $84.2 million and unutilized tax credits of approximately $0.8 million. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carry forwards and tax credits begin to expire from 2013 through 2022. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

Accounting for employee benefits

Prior to June 1, 2005, Aegis recorded an accrued liability for workers compensation based on an estimate of claims incurred but not reported as well as asserted claims at the end of the year. This estimate is derived from analysis performed by actuaries hired by the Company who have expertise in this area. Effective June 1, 2005, the Company has provided for workers compensation through a fully insured workers compensation program with monthly premium payments as the only liability to be booked.

Accounting for Contingencies

In the ordinary course of business, Aegis has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the ranges shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company’s accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company’s financial statements could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known. As of December 31, 2005, accruals for loss contingencies, excluding estimated legal fees to defend the Company against currently pending matters, totaled $0.2 million and are included in accrued liabilities in the accompanying consolidated balance sheet. The Company accrued a reserve of $1.1 million for the benefit of the subordinated debt holders at December 31, 2005, pending outcome of the AllServe litigation. If certain fees are paid to AllServe, this will reduce the amount paid to the subordinated debt holders, up to $1.1 million. This amount was not accounted for as a contingency, as it is not possible to accurately predict the outcome of this lawsuit at this time. The managements’ best estimate of future costs to defend the AllServe lawsuit is approximately $0.7 million. This will be offset against settlement to be paid to shareholders and has not been accrued separately in the balance sheet.

The Company has agreements with some telephone long distance carriers which currently range to 60 months, and which provide for annual minimum usage requirements. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

At December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the 2004 commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond our control that significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and worked with the vendor provider to redraft the contract. Effective July 1, 2005, the Company amended the current 7-year agreement to a revised 10-year agreement reducing our annual commitment usage from $7,400 annually to $3,400 annually and established a contract that allowed for review of rates for purchase of circuits and usage that is benchmarked competitively to reflect the use of the most productive technology configuration. For example, the Company was able to reduce the usage rate from 2.4 cents per minute to 1.84 cents per minute. As partial consideration for the extended term, AT&T provided a credit of all underutilized charges in the original contract form prior periods. Therefore, in the third quarter 2005, the Company had reversed the $290 accrual set on the books at December 31, 2004 related to prior underutilization.

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation giving to us a financial grant of $0.9 million initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. We employed at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the Grant. Accordingly in 2005, the Company had met the required 260 full time employees employed at the New York Facility, therefore in the fourth quarter 2005, the Company had reduced the $884 accrual set on the books at December 31, 2004 to $566 at December 31, 2005 related to that contingency.

The Company has an employment agreement with Kannan Ramasamy. The employment agreement provides for, upon the Company’s adoption of an employee stock option plan, an initial option grant of 3,450,000 shares of

Company common stock at a price equal to the closing market price of the common stock on the initial date of grant, which was September 14, 2004, and Mr. Ramasamy will receive a second option grant of 3,450,000 shares of common stock at a price equal to the closing market price of the common stock on September 30, 2005. For both the initial and the secondary option grants, the options will vest in three equal installments and terminate ten years from the date of grant.

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

Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed. The complaint also seeks to specifically enforce our merger agreement with AllServe. Alternatively, the complaint seeks payment of the $1,137 break-up fee as well as other monetary damages that, according to AllServe, exceed $50. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1,137 was accrued at December 31, 2005 to the subordinated debt-holders. Payment to the sub-debt holders is contingent upon the outcome of the AllServe litigation and may be net of expenses. If certain fees are paid to AllServe, which will reduce the amount paid to the subordinated debt-holders, up to $1,137. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

Impact Of Recently Issued and Proposed Accounting Announcements

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. Companies must adopt SFAS 123R no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we adopted the standard on January 1, 2006. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

FASB Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” referred to as SFAS No. 155. This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after an entity’s fiscal year beginning on September 15, 2006 with earlier adoption permitted. Management is evaluating the statement and does not believe that it will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk associated with the floating rate portion of the interest charged on a secured promissory note payable to World Focus, which was previously held by Deutsche Bank and sold to World Focus in the first quarter of 2006. The World Focus note payable, which matures on April 26, 2007, bears interest at fluctuating rates based on the prime rate and/or LIBOR. Our exposure to interest rate risk due to changes in the prime rate or LIBOR is not expected to be material and, at December 31, 2005, the fair value of the Loan Agreement approximates its related carrying value because the obligation bears interest at the current market rate.

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

ITEM 9. CHANGE IN ACCOUNTANTS

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

Effective May 3, 2005, the Company’s Audit Committee engaged Russell, Bedford, Stefanou Mirchandani, LLP (“Russell Bedford”) to audit the Company’s financial statements for the fiscal year ending on December 31, 2005. Prior to the engagement of Russell Bedford, neither the Company nor anyone on behalf of the Company had consulted with Russell Bedford during the Company’s two most recent fiscal years and for fiscal year 2005 through May 2, 2005 in any matter regarding either: (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report nor oral advice provided to the Company that Russell Bedford concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issued; or (B) any matter which was the subject of either a disagreement or a reportable event, as each are defined in Items 304(a)(1)(iv) and (v) of Regulation S-K, respectively.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this report, management performed, with the participation of our chief executive officer (who is also the chief financial officer) and our chief accounting officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, management concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not adequately effective.

Based upon this assessment, management determined we had the following material financial reporting and control deficiencies.

Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting:

During the course of the audit it was observed that there were financial weaknesses due to lack of adequate staff in the accounting and finance functions of the Company. Though in the 1st quarter 2005, the Company took steps to address its understaffed Finance and Accounting team from 2004, by bringing on two CPA’s, one with extensive CFO level management and SEC reporting experiences in public companies and the second, an Accounting Manager versed with SEC reporting experience. The Company moved to a plan during the year to outsource functions of its accounting processes to an outside service in India. Those services had not developed timely before the end of the year, and coupled with the departure of accounting and finance personnel earlier in the year; there was a lack of adequate trained personnel to cover the Company’s immediate accounting need. The result of a lack of sufficient personnel impacted the timing of monthly closing of the books and effective internal controls on the payroll process.

To correct this material weakness, checklists and calendars will be reinstituted delineating tasks, preparation and review responsibilities targeting specific completion dates. The checklists will provide evidentiary support of work performed and reviewed. The checklists will be a source of documentation to our offshore resource supporting their work accomplished and the outsource resource will be held accountable to report to Company personnel directly on daily basis for work responsibilities as well as held accountable for monthly closing procedures in timely basis defined in this ITEM 9A section. These checklists and timelines will be instituted on March 31, 2006 for the Company’s 1st Quarter 10-Q report. The Company’s Vice President of Finance & Accounts will report to the Audit Committee of the controls and processes in place and report quarterly to the Audit Committee any unfavorable variance from plan. During 2006, we also intend to hire additional accounting personnel, increase management oversight of payroll, accounting and reporting functions in our offices along with our outside off shore resource.

Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Fixed Assets:

In the course of the Company closing the books for the year-end, the Company noted that the historical system of monitoring asset disposals and actions relating to the Company’s internal controls as well as regular physical inventory was deficient. In review of the controls and processes, we noted that the Company did not design and maintain effective controls to provide reasonable assurance that asset disposals were completely and accurately recorded, depreciation and amortization expense was accurately recorded based on appropriate useful lives assigned and the related assets, existence of assets was confirmed through periodic inventories, and there were deficiencies in identification and determination of impairment losses performed in accordance with GAAP.

To correct this material weakness, the Company performed a physical inventory reviewing all assets under control. In the 4th Quarter 2005, physical counts of all assets were performed, matched and reconciled to the Company’s current fixed asset list. Disposed asset items were researched through a follow up review with management. Moving further, the Company has purchased a Bar Scanner program to scan and record all Computer and telecommunications equipment and the company will audit those items along with their other fixed assets timely in coming years.

Our management believes that the above remediation measures, will address the material weaknesses described above. The Board of Directors and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Except as otherwise discussed herein, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Audit Committee Financial Expert,” and “Audit Committee” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information will be contained in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Compensation of Directors and Executive Officers” and is incorporated herein by reference. Information in the definitive proxy statement section entitled “Report of the Compensation Committee of the Board of Directors” and in the subsection entitled “Performance Graph” are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in our definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Corporate Governance” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

See “Index to Consolidated Financial Statements” included on page F-1 of this Annual Report on Form 10-K for a listing of the financial statements filed as a part of this Annual Report on Form 10-K.

      (2) FINANCIAL STATEMENT SCHEDULES

Aegis Communications Group, Inc.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Net Write-Off	Balance at End of Year
Year Ended December 31, 2005:
Allowance for doubtful accounts	$87	$—	$1	$86
Deferred tax asset valuation allowance	$30,785	$(937)	$—	$29.848

Year Ended December 31, 2004:
Allowance for doubtful accounts	$541	$(388)	$66	$87
Deferred tax asset valuation allowance	$20,915	$9,870	$—	$30,785

Year Ended December 31, 2003:
Allowance for doubtful accounts	$639	$747	$(845)	$541
Deferred tax asset valuation allowance	$18,438	$2,477	$—	$20,915

(b) EXHIBITS

Aegis Communications Group, Inc.

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (filed herewith).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s common stock (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).

4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended June 30, 1994).

10.1	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.2	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.3	Second Amended and Restated 1998 Stock Option Plan (filed herewith).

10.4	Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.5	Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.6	Subsidiary Guaranty dated as of November 5, 2003 (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.7	General Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as agent for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.8	Trademark Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.9	Copyright Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.10	Stock Pledge Agreement, dated as of January 26, 2004, by Aegis Communications Group, Inc. and certain of its subsidiaries signatory thereto in favor of Wilmington Trust Company (Incorporated by reference to Exhibit 10.53 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.11	Amendment No. 1 to Subsidiary Guaranty, dated as of January 26, 2004, among Advanced Telemarketing Corporation, IQI, Inc., LEXI International, Inc., Interserv Services Corporation, Deutsche Bank AG London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee 2003 (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.12	Collateral Trustee Agreement, dated as of January 26, 2004, among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, Deutsche Bank AG—London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (2003 (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.13	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Kannan Ramasamy dated September 30, 2004, (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.14	First Amended and Restated Promissory Note, dated January 3, 2005, in the original principal amount of $1,006,162.40, payable to Essar Global Limited (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.15	Master Factoring Agreement, dated April 3, 2004, between Aegis Communications Group, Inc. and Rockland Credit Finance, LLC (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.16	Multiple Guaranty of Payment, dated as of March 30, 2005, between Aegis Communications Group, Inc. and its subsidiaries and Rockland Credit Finance, LLC (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.17	Promissory Note, dated March 21, 2005, in the original principal amount of $1,250,000, payable to Essar Global Limited (Incorporated by reference to Exhibit 10.56 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2004).

10.18	Seventh Amended and Restated Secured Promissory Note, dated April 27, 2005, in the original principal amount of $1,884,500.54, payable to Deutsche Bank AG-London acting through DB Alternative Investments, Inc. (Incorporated by reference to Exhibit 10.57 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2005).

10.19	Transition Agreement, dated as of May 3, 2005, between Aegis Communications Group, Inc. and Richard N. Ferry (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2005).

10.20	Promissory Note, dated July 25, 2005, in the original principal of $1,500,000 payable to Essar Global Limited (Incorporated by reference to Exhibit 10.59 of the registrant’s Form 10-Q Quarterly Report for the period ended June 30, 2005).

10.21	Addendum to the Master Factoring Agreement, dated August 22, 2005, between Aegis Communications Group, Inc. and Rockland Credit Finance, LLC (Incorporated by reference to Exhibit 10.60 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.22	Sales and Marketing Outsourcing Agreement, dated July 1, 2005, between Aegis Communications Group, Inc. and Business Transformation Consulting Inc. (Incorporated by reference to Exhibit 10.61 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.23	Networking Equipment Lease Agreement, dated August 8, 2005, between Aegis Communications Group, Inc., Aegis BPO Services Ltd, and SREI Infrastructure Finance Limited (Incorporated by reference to Exhibit 10.62 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.24	Master Agreement, dated July 29, 2005, between Aegis Communications Group, Inc. and AT&T (Incorporated by reference to Exhibit 10.63 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.25	Master Teleservices Agreement, dated November 1, 2005, between Aegis Communications Group, Inc. and PharmaCare Management Services, Inc. and its PharmaCare Affiliates (Incorporated by reference to Exhibit 10.64 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.26	Master Services Agreement, dated February 14, 2005, between Aegis Communications Group, Inc. and Aegis BPO Services Ltd. (Incorporated by reference to Exhibit 10.65 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.27	Master Lease Agreement, dated November 1, 2005, between Aegis Communications Group, Inc. and NationsHealth, Inc. (filed herewith).

10.28	Debt Conversion Agreement, dated November 30, 2005, between Aegis Communications Group, Inc. and World Focus (filed herewith).

10.29	Supplement to Employment Agreement, dated as of September 14, 2005, between Aegis Communications Group, Inc. and Kannan Ramasamy (filed herewith).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the registrant’s Form 10-K Annual Report for the year ended June 30, 1998).

23.1	Consent of BDO Seidman, LLP (filed herewith).

23.2	Consent of Russell, Bedford, Stefanou & Mirchanadi, LLP (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

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

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: March 30, 2006	By:	/s/ KANNAN RAMASAMY
Kannan Ramasamy President, Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2006	By:	/s/ KANNAN RAMASAMY
Kannan Ramasamy, President, Chief Executive Officer, Chief Financial Officer & Director

Dated: March 30, 2006	By:	/s/ RICHARD FERRY
Richard Ferry Director

Dated: March 30, 2006	By:	/s/ MADHU VUPPULURI
Madhu Vuppuluri, Director

Dated: March 30, 2006	By:	/s/ KAMALNAYAN AGARWAL
Kamalnayan Agarwal Director

Dated: March 30, 2006	By:	/s/ RASHESH CHANDRAKANT SHAH
Rashesh Chandrakant Shah, Director

Dated: March 30, 2006	By:	/s/ PRAMOD SAXENA
Pramod Saxena, Director

Dated: March 30, 2006	By:	/s/ RAVI RUIA
Ravi Ruia, Director

Dated: March 30, 2006	By:	/s/ JOHN MICHAEL LIND
John Michael Lind, Director

Dated: March 30, 2006	By:	/s/ RAJIV AGARWAL
Rajiv Agarwal, Director

Dated: March 30, 2006	By:	/s/ ANSHUMAN S. RUIA
Anshuman S. Ruia, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Aegis Communications Group, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheet of Aegis Communications Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005, and the related consolidated statement of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2005. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia

March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Aegis Communications Group, Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheet of Aegis Communications Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K for 2004 and 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aegis Communications Group, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As described in Note 1, management has plans to continue working with Essar Global Ltd. And Essar Group Companies, a majority stockholder of Aegis Communications Group, to restructure debt and provide additional financing.

/s/    BDO SEIDMAN, LLP

Dallas, Texas

April 14, 2005

Aegis Communications Group, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Service Revenues	$65,002	$94,327	$139,861
Customer Reimbursements	3,639	—	—

Total Revenues	68,641	94,327	139,861

Operating Expenses:
Cost of services	48,092	68,426	99,667
Customer Reimbursements	3,639	—	—
Selling, general and administrative expenses	20,147	31,357	39,884
Depreciation and amortization	5,905	8,521	11,462
Loss on fixed asset dispositions	889	—	—
Restructuring charges	—	4,742	1,645

Total operating expenses	78,672	113,046	152,658

Operating loss	(10,031)	(18,719)	(12,797)
Other (Income)/Expense—Net	(318)	—	—
Gain on extinguishment of debt	—	—	(6,199)
Interest expense, net	859	634	2,385
Non-cash interest expense	2,589	2,742	1,613

Loss from continuing operations before income taxes	(13,161)	(22,095)	(10,596)
Current taxes	—	145	300
Deferred taxes	—	—	—

Net loss from continuing operations	(13,161)	(22,240)	(10,896)

Discontinued operations:
Loss from operations of discontinued segment	—	—	—
Estimated gain (loss) on disposal of business segment	—	—	(569)

Net loss	(13,161)	(22,240)	(11,465)
Preferred stock dividends	11	11	7,608

Net loss applicable to common shareholders	$(13,172)	$(22,251)	$(19,073)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.02)	$(0.07)	$(0.33)
Discontinued operations	—	—	—

Net loss applicable to common shareholders	$(0.02)	$(0.07)	$(0.33)

Weighted average shares of common stock outstanding (in thousands):
Basic	716,368	313,054	57,299
Diluted	716,368	313,054	57,299

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$270	$—
Restricted Cash	—	966
Accounts receivable—trade, less allowance for doubtful accounts of $86 and $87, respectively	9,296	9,783
Prepaid expenses and other assets	869	1,100

Total current assets	10,435	11,849
Property and equipment, net of accumulated depreciation of $28,851 and $78,485, respectively	7,490	9,042
Deferred financing costs, net of accumulated amortization of $4,166 and $3,344, respectively	24	846
Other assets	166	384

	$18,115	$22,121

Liabilities & Shareholders’ Deficit
Current liabilities:
Short term revolver	$904	$—
Accounts payable	6,281	3,534
Accrued compensation expense and related liabilities	962	1,075
Accrued interest expense	47	76
Other current liabilities	9,405	10,477
Current portion of equipment capital leases with Aegis BPO	1,239	324
Current maturity of notes payable, net of discount of $-10- and $0, respectively	1,609	—

Total current liabilities	20,447	15,486
Long term notes payable, net of discount of $73 and $1,835, respectively	1,617	17,816
Equipment Capital lease obligations, net of current portions with Aegis BPO	2,468	507
Other Long-Term Liabilities	304	373

Commitments and Contingencies

Shareholders’ deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2005 and 2004; -0- convertible 15% cumulative Series D shares issued and outstanding in 2005 and 2004; -0- convertible 15% cumulative Series E shares issued and outstanding in 2005 and 2004.	—	—
Common stock, $.01 par value, 2,000,000,000 shares authorized; 1,147,217,086 and 660,053,022 shares issued and outstanding in 2005 and 2004, respectively	11,472	6,601
Additional paid-in capital	150,603	136,973
Treasury shares; at cost, 475,600 held in 2005 and 2004	(1,199)	(1,199)
Accumulated deficit	(167,597)	(154,436)

Total shareholders’ deficit	(6,721)	(12,061)

	$18,115	$22,121

The accompanying notes are an integral part of the financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Shareholders’ Equity Deficit

(In thousands, except share amounts)

	Preferred Stock										Additional Paid-In Capital	Retained Deficit	Total Shareholders’ Equity (Deficit)
	Series B		Series D		Series E		Common Stock		Treasury Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at December 31, 2002	29,778	$—	129,423	$1	73,699	$1	52,646,768	$526	475,600	$(1,199)	$75,852	$(120,731)	$(45,550)
Proceeds from issuance of preferred shares upon conversion of dividends	—	—	15,070	—	8,582	—	—	—	—	—	(5,243)	—	(5,243)
Conversion of preferred shares to common stock in connection with Deutsche Bank/Essar transaction	—	—	(144,493)	(1)	(82,281)	(1)	35,406,183	355	—	—	31,010	—	31,363
Cancellation of common stock in connection with Deutsche Bank/Essar transaction	—	—	—	—	—	—	(2,572,364)	(26)	—	—	26	—	—
Warrants issued in connection with Deutsche Bank/Essar transaction	—	—	—	—	—	—	—	—	—	—	4,446	—	4,446
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,465)	(11,465)

Balance at December 31, 2003	29,778	$—	—	$—	—	$—	85,480,587	$855	475,600	$(1,199)	$106,091	$(132,196)	$(26,449)
Conversion of preferred shares to common stock in connection with Deutsche Bank/Essar transaction	—	—	—	—	—	—	46,910,503	469	—	—	30,882	—	31,351
Exercise by Deutsche Bank/Essar of warrants to common shares	—	—	—	—	—	—	527,661,932	5,277	—	—	—	—	5,277
Net loss	—	—	—	—	—	—	—	—	—	—	—	(22,240)	(22,240)

Balance at December 31, 2004	29,778	—	—	—	—	—	660,053,022	$6,601	475,600	$1,199)	$136,973	$(154,436)	$(12,061)
Conversion of World Focus notes payable into common shares	—	—	—	—	—	—	487,164,064	4,871	—	—	13,630	—	18,501
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,161)	(13,161)

Balance at December 31, 2005	29,778	—	—	—	—	—	1,147,217,086	$11,472	475,600	$(1,199)	$150,603	$(167,597)	$(6,721)

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(13,161)	$(22,240)	$(11,465)
Less Loss on disposal of business segment	—	—	569

Loss from continuing operations	(13,161)	(22,240)	(10,896)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	5,905	8,521	11,462
Loss on disposal of fixed assets	889	3,442	—
Non-cash interest expense	434	421	1,613
Amortization of Note Payable discount	2,155	2,363	247
Non-cash gain on lease cancellation	(673)	—	—
Gain on extinguishment of debt	—	—	(6,199)
Changes in operating assets and liabilities:
Accounts receivable	565	13,832	(2,744)
Prepaid and other current assets	231	279	—
Other assets	218	(120)	(668)
Accounts payable and other accrued liabilities	2,527	(4,468)	61
Other liabilities	(1,141)	874	123

Net cash (used in) provided by operating activities from continuing operations	(2,051)	2,904	(7,001)

INVESTING ACTIVITIES
Proceeds from sale of equipment	7	272	—
Capital expenditures	(427)	(2,466)	(919)
Restricted cash	966	3,663	(4,629)

Net cash provided by (used in) investing activities from continuing operations	546	1,469	(5,548)

FINANCING ACTIVITIES
Payments on revolving line of credit	(19,613)	(102,297)	(48,000)
Proceeds from revolving line of credit	20,517	102,297	42,100
Payments on capital lease obligations	(451)	(1,141)	(1,234)
Payments on subordinated indebtedness due to affiliates	—	—	(8,124)
Deferred financing costs	—	(953)	—
Exercise of warrants for common stock	—	5,277	—
Payments on notes payable—Deutsche Bank/Essar	(1,316)	(10,811)	—
Proceeds from Notes Payable—Deutsche Bank/Essar	2,638	1,800	28,231

Net cash provided by (used in) financing activities from continuing operations	1,775	(5,828)	12,973

Net cash provided by (used in) continuing operations	270	(1,455)	424
Cash flows of discontinued operations—Operating activities	—	(248)	(305)

Net increase (decrease) in cash and cash equivalents	270	(1,703)	119
Cash and cash equivalents at beginning of period	—	1,703	1,584

Cash and cash equivalents at end of period	$270	$—	$1,703

Supplemental information on non-cash activities:
Conversion of dividends into preferred instruments	$—	$—	$7,597
Conversion of preferred shares to common stock	$—	$31,351	$—
Common stock issued in payment of notes payable	$18,501	$—	$—
Equipment acquired under capital lease obligations	$4,000	$—	$—
Supplemental information for cash paid during the period for:
Interest	$736	$614	$2,161
Taxes	$0	$145	$448

The accompanying notes are an integral part of the consolidated financial statements.

Aegis Communications Group, Inc.

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

Non-Cash Investing and Financing Activities

During 2005, the Company recorded telephone equipment as fixed assets of $4,000 and related capital lease liability of $4,000 related to the capital lease commitment of voice over internet protocol equipment acquired in 2005.

During 2005 and 2004, the Company disposed of and wrote-off property and equipment and associated accumulated depreciation with a net book value of $889 and $3,442, respectively, in connection with the closing of certain call centers and asset disposals.

During 2003, the Company converted $7,597 in dividends on the Series D, E, and F convertible preferred stock into additional preferred shares.

During 2005, 2004 and 2003 the Company accrued $11 each year in dividends on the Series B Preferred Stock.

During 2004, the Company exchanged $31,351 of redeemable preferred stock (23,375 shares) for 46,910,503 shares of common stock.

During 2005, the Company exchanged $18,501 of World Focus notes payable for 487,164,064 shares of common stock.

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

At December 31, 2005, Aegis had the following operating subsidiaries:

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

Revenue recognition. Customer solutions revenues earned under contracts based on time incurred and/or on transactions handled are recognized after the related services are performed at rates realizable under the contracts. Customer solutions revenues earned under contracts based on successful sales are recognized on the date such sale is verified by the customer. Principally all clients have the contractual right to, and from time to time do, audit documentation in support of their respective billings. While management believes all such billings

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

are proper and accurate, the Company periodically records reserves against revenues representing management’s best estimate of billing adjustments or concessions that may be made as a result of such audits. Aegis recognizes revenue on customer reimbursements primarily due to contract considerations. These are contracts where the customer has contracted with the Company on providing customer services operations where revenue is associated with direct reimbursement of cost to man the project, facility and network costs associated with running the campaign. Revenues associated with these campaigns that have negotiated margin associated are accounted for in Service Revenue.

Cash and Cash Equivalents. The Company considers all highly liquid instruments purchased with acquisition maturities of three months or less to be cash equivalents.

Restricted Cash. On December 31, 2004, the Company had restricted cash balance of $966 made up of the company’s letters of credit outstanding of $2,880 as detailed below mostly offset by the borrowing base facility of $1,900. On December 31, 2004 we had two outstanding irrevocable letters of credit. These letters totaled approximately $2.9 million in value and are set to renew between February 6, 2005 and July 13, 2005. These letters of credit are being maintained as security for the Company’s self-insured portion of its workers compensation insurance program and to support licensing requirements related to certain of the Company’s contractual obligations. Effective on March 15, 2005, Essar arranged for the replacement of these letters of credits with two alternative letters of credit form their credit facilities which have been posted by the Company. As a result, on April 26, 2005, the restricted cash collateral was released to the Company.

Accounts Receivable. Trades receivables are comprised primarily of amounts owed to Aegis through its CRM services and are presented net of an allowance for doubtful accounts. Contracts with individual clients determine when receivables are due, generally within 30 days, and whether interest is accrued on late payments. The amount of the allowance for doubtful accounts is calculated as follows: Account balances over 90 days past due are specifically identified, reviewed and reserved, based upon management’s best estimate. An additional reserve amount equal to two percent of the remaining accounts receivable balance is added to the amount for which a specific reserve was established based on historical trends. This combined amount comprises the balance in the allowance account. The adequacy of the reserve is periodically reviewed to determine its appropriateness. Receivable accounts are reviewed on a regular basis for collectibility. If collectibility of the account is no longer assured, the amount is charged against the allowance account. The reserve was adjusted downward at December 31, 2005 to reflect the over accrual reserve based on a review of balances aged at 60 days that had not been collected by February of the succeeding year. At future reporting periods, the Company will consider the need for comparable adjustments to the Accounts Receivable Reserve based on individual client credit worthiness and aged balances.

Under the arrangement, Rockland typically advances to the Company 85% of the total amount of accounts receivable factored. Rockland retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Rockland. The cost of funds for the accounts receivable portion of the borrowings with Rockland is a .75% for each 30-day period up to a maximum of 60 days, thereafter; the fee will be .45% each 15 day period for an additional 30 days for a maximum of 90 day advance. The Company may be obligated to purchase the receivable back from Rockland at the end of 90 days. In the year ended December 31, 2005, we factored invoices totaling $46.1 million in receivables. We received $40.2 million in proceeds from the factor, with a balance due at December 31, 2005 from the factor agent of $5.9 million.

The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular account for

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. The agreement also has no working capital restrictions nor does it require any pledging of assets.

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

The Company regularly reviews its property and equipment to ascertain that there is no impairment loss where the carrying amount of its long-lived assets are recoverable from the Company’s undiscounted cash flows. In 2005, the Company performed a fixed asset inventory and made adjustment to held amounts for properties that had been disposed during the year. Accordingly, the Company recorded a loss on fixed assets of $889 related to the net book value of certain dispositions.

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

Concentration of credit risk. The Company sells to clients in diversified industries throughout the United States. A significant percentage of the Company’s business is currently concentrated in the telecommunications

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

industry. The Company performs periodic credit evaluations of its clients’ financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses from clients have been within management’s expectations. The Company currently has certain clients which each comprise more than 10% of the Company’s revenues and receivables. (See Note 14.—“Major Clients”).

Leasing Arrangements. The Company follows SFAS No. 13, “Accounting for Leases” and SFAS No. 98, “Accounting for Leases,” which requires companies to assess the classification of the leases they enter into as either a capital lease or an operating lease. Capital leases are considered financing arrangements and are accounted for on the balance sheet. Operating leases are considered to be rental arrangements and are not recorded on the balance sheet.

Grant Income. The Company earns grant income from government grants, primarily New York City. We recognize grant income based on meeting milestones related to employment of number of people who the government organization has set predetermined requirements of. To the extent we are not able to remain in compliance with certain terms of the grant, we may have to refund a portion of the grant previously received. To-date, no such amounts have been required to be refunded. Grant liability is recorded in Other Current Liabilities on our consolidated balance sheet.

Accounting for Litigation and Contingencies. In the ordinary course of business, Aegis has entered into various contractual relationships with strategic corporate partners, customers, suppliers, vendors and other parties. As such, the Company could be subject to litigation, claims or assessments arising from any or all of these relationships, or from its relationships with its employees. The Company accounts for contingencies such as these in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 requires the Company to record an estimated loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, that the minimum amount in the ranges shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, the Company’s accrual for a loss contingency could fluctuate, thereby creating variability in the Company’s results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in the Company’s financial statements could have a material adverse impact on the Company’s operating results for the period in which such actual loss becomes known.

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

Accounting for stock-based compensation. The Company has the ability but currently has not provided through the issuance of stock options and other stock-based awards to certain employees and directors. Historically the Company accounts for these awards using the intrinsic method pursuant to Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

In December 2004, the Financial Accounting Standards Board issued a revised SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for periods beginning after June 15, 2005, and the Company has adopted the method for accounting for stock based awards and payments. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. The Company has adopted the method for accounting for stock based awards and payments. Furthermore, Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our financial statements.

	Year ended December 31,
	2005	2004	2003
	(In thousands except per share data)
Net Loss available to common shareholders:
As reported	$(13,172)	$(22,251)	$(19,073)
Proforma compensation expense	—	—	1,533

Proforma	$(13,172)	$(22,251)	$(20,606)

Basic loss per share:
As reported	$(0.02)	$(0.07)	$(0.33)
Proforma	$(0.02)	$(0.07)	$(0.36)
Diluted loss per share:
As reported	$(0.02)	$(0.07)	$(0.33)
Proforma	$(0.02)	$(0.07)	$(0.36)

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

New Accounting Policies

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R, which is a revision of Statement of Financial Accounting Standards

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. Companies must adopt SFAS 123R no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we adopted the standard on January 1, 2006. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

FASB Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” referred to as SFAS No. 155. This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after an entity’s fiscal year beginning on September 15, 2006 with earlier adoption permitted. Management is evaluating the statement and does not believe that it will have a material impact on our financial statements.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost consisted of the following:

	December 31,
	2005	2004
Office furniture and equipment	$770	$9,812
Computer equipment	14,810	39,715
Computer software	2,211	10,384
Telecommunications equipment	17,440	19,238
Leasehold improvements	1,110	8,378

	36,341	87,527

Less: Accumulated Depreciation	(28,851)	(78,485)

	$7,490	$9,042

Depreciation expense was $5,083, $8,007 and $11,249 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the year, the Company had performed a fiscal inventory of its fixed assets. The Company noted that there were assets disposed of with an original cost basis of approximately $55,613 with accumulated depreciation of $54,717, recording a loss on asset disposal of $889, net of proceeds from sale of equipment of $7.

Also during the year, the Company recorded fixed assets of $4,000 related to capital lease of telephone equipment, which has been sourced through a related party, Aegis BPO Services Limited through a network equipment lease.

4. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

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

The following table details the restructuring and other non-recurring charges for the years ended December 31, 2005, 2004 and 2003:

A reconciliation of the changes in the restructuring liability account is as follows:

	2005	2004	2003
Balance January 1	$668	$248	$553
Restructuring and other non-recurring charges during the period	—	4,742	1,645
Payments made during the period	(668)	(4,322)	(1,950)

Balance at December 31	$—	$668	$248

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

5. DEUTSCHE BANK/ESSAR TRANSACTION

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

In accordance with the terms of its then-existing senior and subordinated loans, as well as the terms of its agreement with Deutsche Bank and Essar, the Company was required to repay or otherwise retire its obligations to various lenders from the proceeds of the November 5, 2003 transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released the Company from any further liability under their promissory notes). In addition to the repayment of senior and subordinated debt, the other uses of the proceeds of the November 5, 2003 transaction included collateralizing the letters of credit that remained outstanding under the Company’s former credit facility, payment of investment banking, legal and accounting fees, payment of management retention bonuses, and amounts to be reserved for the holders of the Company’s Series B Preferred Stock and for the possible payment of all or a portion of a $1,137 break-up fee that may be owed to AllServe in connection with the termination of the Company’s agreement to be acquired by AllServe. If the $1,137 break-up fee is not owed to AllServe, it will be owed to the subordinated debt holders. If

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

certain fees are paid to Allserve, this will reduce the amount paid to the subordinated debt holders, up to $1,137. The Company reserved this fee as part of the gain on early extinguishment of debt for the year ending December 31, 2003. The Company was also responsible, under the terms of the November 5, 2003 agreement, for the costs of the transaction including the expenses of Deutsche Bank and Essar, and paid these costs and expenses after the completion of the transactions.

On December 15, 2004, the Company executed a Secured Promissory Note in favor of Essar Global Limited (“Essar”). The Secured Promissory Note was executed in favor of Essar as a result of DB’s exercise of the Put and Call Agreement, pursuant to which DB has sold to Essar 80% of the outstanding principal and accrued interest of the Fourth Amended and Restated Secured Promissory Note, dated November 22, 2004, made by the Company in favor of DB (the “DB Debt Put”). The DB Debt Put was calculated as of December 15, 2004 to be $7,443, and this amount is the principal amount of the Secured Promissory Note. The Fourth Amended and Restated Secured Promissory Note held by DB was cancelled concurrently with the Company’s execution of the Secured Promissory Note, and the balance of the outstanding principal and interest due to DB under that instrument, or $1,860, was converted into a new Fifth Amended and Restated Secured Promissory Note, dated December 15, 2004, in favor of DB. By its terms, the Secured Promissory Note bears interest, compounded quarterly, at an annual rate equal to 0.50% per annum above the London Interbank Offered Rate for U.S. dollar-denominated deposits, adjusted quarterly. The Company has the option of paying accrued interest due under the Secured Promissory Note in arrears on a quarterly basis, or capitalizing such interest into the outstanding principal amount of the Secured Promissory Note.

On December 23, 2004, Deutsche Bank sold to Essar 150,000,000 shares of Aegis Communications Group, Inc. common stock.

On January 3, 2005, the Company executed a Fifth Amended and Restated Secured Promissory Note in favor of Essar. The amendment changes a scheduled initial principal payment under the Fourth Amended and Restated Secured Promissory Note, dated November 22, 2004, in the amount of $1,184, that would have been due on January 3, 2005. Under the Fifth Amended and Restated Secured Promissory Note, that initial principal payment of $1,184 was due on June 3, 2005. Additionally, the accrued interest under the Fourth Amended and Restated Secured Promissory Note had been calculated beginning on November 22, 2004 up to January 3, 2005 and added to the original principal amount of $9,346, resulting in a face amount for the Fifth Amended and Restated Secured Promissory Note of $9,377.

On January 3, 2005, the Company executed a First Amended and Restated Secured Promissory Note in favor of Essar. The amendment changes a scheduled initial principal payment under the original Secured Promissory Note, dated December 15, 2004, in the amount of $928, that would have been due on January 3, 2005. Under the First Amended and Restated Secured Promissory Note, that initial principal payment of $928 was due on June 3, 2005. Additionally, the accrued interest under the original Secured Promissory Note was calculated beginning on December 15, 2004 up to January 3, 2005 and added to the original principal amount of $7,444, resulting in a face amount for the First Amended and Restated Secured Promissory Note of $7,454.

On January 3, 2005, the Company executed a Sixth Amended and Restated Secured Promissory Note in favor of Deustche Bank AG—London, acting through DB Alternative Trading, Inc. (“DB”). The amendment changes a scheduled initial principal payment under the Fifth Amended and Restated Secured Promissory Note, dated December 15, 2004, in the amount of $232, that would have been due on January 3, 2005. Under the Sixth Amended and Restated Secured Promissory Note, that initial principal payment of $232 was due on June 3, 2005. Additionally, the accrued interest under the Fifth Amended and Restated Secured Promissory Note has

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

been calculated beginning on December 15, 2004 up to January 3, 2005 and added to the original principal amount of $1,861, resulting in a face amount for the Sixth Amended and Restated Secured Promissory Note of $1,863.

On April 27, 2005, the Company delivered an executed Seventh Amended and Restated Secured Promissory Note in favor of Deutsche Bank AG—London, acting through DB Alternative Trading, Inc. (“DB”). The amendment changes a scheduled initial principal payment under the Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the amount of $232 that was due on June 3, 2005. Under the amended promissory note, that initial principal payment of $232 was due on April 16, 2006. Additionally, the accrued interest under the Sixth Amended and Restated Promissory Note was calculated beginning on January 3, 2005 up to April 20, 2005 and added to the original principal amount of $1,863, resulting in a face amount for the Seventh Amended and Restated Promissory Note of $1,885.

On December 28, 2005, the Company closed a debt conversion transaction with World Focus, an affiliate of the Essar who purchased the debt and share interest from Essar Global Limited, in which World Focus converted the aggregate outstanding principal and accrued and unpaid interest it held under three promissory notes, totaling $18,501 into 487,164,064 shares of Aegis Communications Group, Inc. common stock at a conversion price of $0.038 per share. The terms of the debt conversion transaction are as set forth in a Debt Conversion Agreement, dated as of November 30, 2005, between the Company and World Focus, and which was described on the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2005 and incorporated by reference herein. In the Debt Conversion Agreement, World Focus represented that it was a non-U.S. person. The shares were issued by the Company to World Focus in an offshore transaction pursuant to the exemption from registration available under Rule 903 of Regulation S. No directed selling efforts were conducted in connection with the offer and sale of the securities.

On February 15, 2006, the World Focus had purchased the remaining debt outstanding related to the Fifth Amended and Restated Secured Promissory note of $1,861 due for maturity on April 26, 2007 and 113,303,304 common shares of the Company that was owned by Deutsche Bank.

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

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

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

6. LONG-TERM DEBT

Long-term debt is summarized below:

	December 31,
	2005	2004
Capital lease obligations	$3,707	$831
Notes Payable	3,226	17,816

	6,933	18,647
Less current maturities	2,848	324

	$4,085	$18,323

Future maturities of long-term debt at December 31, 2005 are as follows:

Years ending December 31,	Capital Leases	Notes Payable
2006	$1,548	$1,609
2007	1,548	1,617
2008	1,161	—
2009	—	—

Total minimum future lease payments	$4,257	$3,226

Less amounts representing interest	550

Present value of future lease payments	$3,707

The notes payable balance at December 31, 2005 and 2004 is net of discounts totaling $83 and $1,835, respectively.

7. REVOLVING LINE OF CREDIT

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

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

During the first quarter 2004, the Company failed to meet covenants regarding earnings before interest, taxes, depreciation and amortization that are common to the Loan Agreement and the Notes, dated January 28, 2004, held by Deutsche Bank and Essar in the principal amounts of $10,100 and $10,100 respectively. As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. Additionally, while the Company made payments of $10,000 of the required $12,300 due in 2004, a portion of the amounts coming due were not paid as prescribed thus resulting in a default under the Notes and the Loan Agreement.

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

The Company was not in compliance with the August 23, 2004 EBITDA covenants common to the Loan Agreement and amended Notes for the periods ending September 30, 2004. As such, it represented a default under these agreements and additionally, a cross default under the Loan Agreement. On November 22, 2004, the Company executed amended agreements with revised EBITDA covenants and received waivers from Foothill, Deutsche Bank and Essar for all defaults in the Loan Agreement and amended Notes. Without the waivers and amended agreements dated November 22, 2004, the Company would not have been in compliance with the EBITDA covenants for the Loan Agreement and the Notes at September 30, 2004. At December 31, 2004 the Company had used all its outstanding and available credit facility available for drawdown from the Foothill Loan Agreement. At, and subsequent to December 31, 2004, the Company was in full compliance with all loan covenants related to these agreements.

On April 4, 2005, the Company entered into an agreement for credit financing up to $7,500 with Rockland Credit Finance, LLC (Rockland). By its terms, that credit financing agreement allows the Company to select, sell and assign some of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland reject the Company’s selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledge without restriction.

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

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

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

In February 2006, the Company gave notice to Rockland Credit Finance LLC its intention to exercise its 1-year termination option to be effective April 30, 2006 (See Note 21 Subsequent Events)

8. SUBORDINATED INDEBTEDNESS

Note I Payable to an Affiliate

On March 30, 1999, Thayer Equity Investors III, L.P. (“Thayer Equity”) provided us with $5,667 in subordinated indebtedness. Approximately one-half of the proceeds from this financing were used to pay down bank debt and the remainder for working capital purposes. The note payable was convertible into the Company’s Common Stock at a conversion price of $1.15 per share. The note payable matured on April 17, 2004 with interest payable at a 12% annual rate. Payments under the note payable were subordinated to the Credit Agreement; therefore, quarterly accrued interest was rolled into the principal balance of the note payable. The Company recognized $0, $-0- and $949 in interest expense during 2005, 2004 and 2003, respectively, pursuant to the note payable. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debt holders with the exception of $1,137 reserved for the sub debt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debt holders, net of certain expenses of up to $1,137.

Note II Payable to an Affiliate

In connection with a March 1998 amendment to the Credit Agreement, IQI issued a subordinated note payable to Thayer of $2,000 due April 17, 2004 with interest payable quarterly at an annual rate of 15%. Proceeds from the note payable were used for working capital purposes and to pay down a $1,000 portion of the Credit Agreement. Payments under the note payable were subordinate to the Credit Agreement. Therefore, quarterly accrued interest was rolled into the principal balance of the note payable. The Company recognized $0, $0 and $544 in interest expense during 2005, 2004 and 2003, respectively pursuant to this note payable. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debt holders with the exception of $1,137 reserved for the sub debt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debt holders, net of certain expenses of up to $1,137.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

Note Payable to a Shareholder

In 1996, IQI issued a subordinated note payable to a shareholder aggregating $3,000. In December 1997, IQI and the shareholder consummated an agreement (the “IQI Agreement”) to settle outstanding issues between the shareholder, IQI and Thayer (IQI’s principal shareholder). As part of such settlement, the aggregate principal balance of the note was reduced to $1,000 and the interest rate increased from 8% to 12% on the remaining note. The $2,000 reduction to the shareholder note was treated as a contribution of capital by the shareholder. The Company recognized $0, $0 and $103 in interest expense during 2005, 2004 and 2003, respectively pursuant to this note payable. On April 14, 2003, the Company reached agreement with the note holder to extend the maturity date of the note from November 18, 2003 to April 17, 2004. In accordance with the terms of our agreement with Deutsche Bank and Essar, we were required to repay or otherwise retire our obligations to various lenders from the proceeds of this transaction (and, to the extent the subordinated debt was not paid off, the holders of the subordinated debt discharged the debt and released us from any further liability under their promissory notes). As a result of the November 5, 2003 Deutsche Bank/Essar transaction, all subordinated indebtedness was repaid or forgiven by the subordinated debt holders with the exception of $1,137 reserved for the sub debt holders, pending outcome of the litigation with Allserve. Any part of the break-up fee that is not paid to AllServe will be distributed to the subordinated debt holders, net of certain expenses of up to $1,137.

9. LEASES

The Company has capital leases covering certain equipment. The Company also leases property and certain other equipment under operating leases. Capital leases are included in the accompanying consolidated balance sheets under the following captions:

	December 31,
	2005	2004
Telecommunications Equipment	$4,000	$484
Less accumulated depreciation	333	258

	$3,667	$226

Future minimum lease payments for all non-cancelable leases with initial or remaining terms of one year or more at December 31, 2005 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2006	$1,548	$2,857
2007	1,548	2,780
2008	1,161	2,084
2009	—	1,177
2010	—	1,128
and thereafter	—	—

Total minimum future lease payments	$4,257	$10,026

Less: amounts representing interest	505

Present value of future lease payments	$3,707

Rent expense on operating leases for the years ended December 31, 2005, 2004 and 2003 was $3,013, $4,651 and $5,457 respectively.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

10. PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has 29,778 shares of Series B Preferred Stock outstanding at December 31, 2005 and 2004. Following the closing of the Deutsche Bank/Essar transaction on November 5, 2003, all of the outstanding shares of Series D Preferred Stock were cancelled, all of the outstanding shares of Series E Preferred Stock were converted into Common Stock or cancelled, and all of the outstanding shares of Series F Preferred Stock have been converted into Common Stock. The Company continues to be authorized to issue up to 2,000,000 shares of preferred stock in various series, of which there are 29,778 shares of Series B Preferred currently outstanding. No shares of Series D, Series E, or Series F Preferred Stock remain outstanding.

Series B Preferred Stock

At December 31, 2005 and 2004, 29,778 shares of $0.01 par value Series B Preferred Stock were issued and outstanding. Such shares were issued by ATC, are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay a cumulative cash dividend at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $209 and $198 at December 31, 2005 and 2004, respectively. The Deutsche Bank/Essar transaction completed on November 5, 2003 had no effect on the outstanding shares of Series B Preferred Stock.

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

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

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

At December 31, 2005 and 2004, no shares of Series F Preferred Stock were issued and outstanding. Holders of Series F Preferred Stock waived their rights to dividends in the November 5, 2003 Deutsche Bank/Essar transaction. The Series F Preferred Stock was convertible into shares of Common Stock based on one share of Common Stock per $1.00 of investment value, as adjusted, of the Series F Preferred Stock. In connection with the transaction, on November 5, 2003, holders of a majority of the outstanding shares of the Company’s voting stock approved, by written consent, (1) an amendment to the Company’s certificate of incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 200,000,000 to 800,000,000, and (2) an amendment to the Series F Preferred Stock Certificate of Designation to, among other things, increase the number of shares of Common Stock into which the outstanding shares of Series F Preferred may be converted, from 34,527,594 to 46,910,503. These amendments took effect after the circulation by the Company of an information statement to its stockholders, in accordance with Section 14(c) of the Securities Exchange Act of 1934, as amended, and Rule 14c-2 promulgated there under. This mailing took place on April 1, 2004, and the amendments became effective immediately upon expiration of the twenty-day waiting period. On April 21, 2004, the remaining 23,375 shares of Series F Preferred Stock were converted into 46,910,503 shares of Common Stock. The transaction was recorded on the accompanying consolidated balance sheet as an increase to common stock and paid-in-capital and a decrease in redeemable convertible preferred stock. These actions were approved by the required majority holders of the outstanding shares entitled to cast votes requiring no other stockholder approval of these actions. Amendments to the Company’s Articles of Incorporation were affected by the Secretary of State of the State of Delaware on April 21, 2004.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Basic and diluted weighted average shares outstanding were computed as follows:

	Year ended December 31,
	2005	2004	2003
Basic and Diluted (in thousands)
Weighted average common shares outstanding	716,844	313,530	57,775
Weighted average treasury shares	(476)	(476)	(476)

Shares used in EPS calculation	716,368	313,054	57,299

Antidilutive securities excluded from the computation of diluted EPS for the periods indicated are as follows:
Shares issuable under option agreements	—	—	—
Shares issuable under warrant agreements	—	—	68,085
Shares issuable upon conversion of preferred stock	—	—	46,970
Shares issuable upon conversion of convertible debt	—	—	—

12. INCOME TAXES

The components of the income tax expense applicable to continuing operations are as follows:

	Year ended December 31,
	2005	2004	2003
Current
Federal	$—	$—	$—
State	—	145	300
Deferred
Federal	937	(9,870)	(2,477)
Valuation allowance	(937)	9,870	2,477

Total income tax expense	$—	$145	$300

For 2005, 2004 and 2003, the actual expense differs from the expected expense as the Company provided a full valuation allowance against the deferred tax asset and the tax benefits related to losses incurred in 2005, 2004 and 2003.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

The components of deferred taxes included in the accompanying consolidated balance sheets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Bad debt reserve	$33	$33
Accrued expenses	396	245
Net operating loss carry forwards	32,207	33,122
Tax credits	807	807

Gross deferred tax assets	33,443	34,207
Deferred tax liabilities
Depreciation	3,595	3,422

Gross deferred tax liabilities	3,595	3,422
Valuation allowance	(29,848)	(30,785)

Net deferred tax asset	$—	$—

At December 31, 2005, the Company had net operating loss carry forwards of approximately $84,200 and unutilized tax credits of approximately $807. Due to an ownership change and the provisions of Section 382, the utilization of net operating losses and tax credits may be limited in future years. The net operating loss carry forwards and tax credits begin to expire from 2013 through 2022. Management has established a valuation allowance for deferred taxes where management believes it is more likely than not that the deferred tax asset will not be realized.

A reconciliation of the expected statutory income tax expense to the actual expense based on pre-tax loss is as follows for 2005, 2004, and 2003:

	Year ended December 31,
	2005	2004	2003
Expected tax benefit at statutory rate	$(4,595)	$(8,451)	$(4,053)
State tax adjustment	—	145	300
Increase (decrease) in valuation allowance	(937)	9,870	2,477
Net operating loss and temporary differences adjustments	5,640	—	—
Other	(108)	(1,419)	1,576

Total income tax expense	$—	$145	$300

13. COMMITMENTS AND CONTINGENCIES

The Company has agreements with some telephone long distance carriers which currently range to July 2010, and which provide for annual minimum usage requirements. During the fourth quarter of 2004, the Company reached agreement with its largest carrier to cancel the remaining minimum usage commitment under the then existing agreement in exchange for entering into a reduced usage commitment effective October 1, 2000, under which it is committed to usage of $7,400 annually for seven years.

At December 31, 2004, the Company accrued $290 related to unused and under accrual usage for the current year’s commitment of $7,400. The contract provides for a “Business Downturn / Network Optimization” clause which in the event of a business downturn beyond our control that significantly reduces the volume of services required by us, with the result that we will be unable to meet our revenue and or volume commitments, we and

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

the vendor service provider will cooperate to develop a mutually agreeable alternative agreement, and amend or replace the affected metrics of the contract currently in place. In January 2005, we initiated the downturn clause and will be working with the vendor provider to redraft the contract. Effective July 1, 2005, the Company amended the current 7-year agreement to a revised 10-year agreement reducing our annual commitment usage from $7,400 annually to $3,400 annually and established a contract that allowed for review of rates for purchase of circuits and usage that is benchmarked competitively to reflect the use of the most productive technology configuration. For example, the Company was able to reduce the usage rate from 2.4 cent per minute to 1.84 cents per minute. As partial consideration for the extended term, AT&T provided a credit of all underutilized charges in the original contract form prior periods. Therefore, in the third quarter 2005, the Company had reversed the $290 accrual set on the books at December 31, 2004 related to prior underutilization.

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation giving to us a financial grant of $0.9 million initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. We must employ at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the Grant. Accordingly in 2005, the Company had met the required 260 full time employees employed at the New York Facility, therefore in the fourth quarter 2005, the Company had reduced the $884 accrual set on the books at December 31, 2004 to $566 at December 31, 2005 related to that contingency.

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

Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs are apparently seeking an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view has already been closed. The complaint also seeks to specifically enforce our merger agreement with AllServe. Alternatively, the complaint seeks payment of the $1,137 break-up fee as well as other monetary damages that, according to AllServe, exceed $50. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1,137 was accrued at December 31, 2004 to the subordinated debt-holders. Payment to the sub-debt holders is contingent upon the outcome of the Allserve litigation and may be net of expenses. If certain fees are paid to Allserve, which will reduce the amount paid to the subordinated debt-holders, up to $1,137. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

We are party to certain legal proceedings incidental to our business. Certain claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

14. MAJOR CLIENTS

The Company had earned revenue from major clients (those clients representing 10% or more of consolidated revenues during their reported years) of the following amounts for the periods indicated.

	Year ended December 31,
Revenues	2005	2004	2003
Qwest	$10,584	$14,405	$20,024
Western Union	$9,141	$9,311	$14,798
American Express	$7,042	$10,226	$14,872
AT&T	$5,915	$24,610	$36,426
Trilegiant	$5,026	$9,791	$21,091

The Company held receivables from major clients (those clients with accounts receivable balances in excess of 10% of the Company’s total accounts receivable balance) of the following amounts at December 31.

Receivables	2005	2004
American Express	$1,247	$1,965
AT&T	$911	$1,239
Bell South	$1,225	$1,015
Comcast	$1,939	$1,008
Qwest	$2,594	$1,265

15. STOCK OPTIONS AND WARRANTS

Plan category	Number of securities remaining available for future issuance under compensation plans
(a)
Equity compensation plans approved by security holders	43,929,774
Equity compensation plans not approved by security holders	—

Total	43,929,774

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

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

and its operating subsidiary (the “ATC Plans”). At the date of the Merger, options to purchase 4,447,000 shares of Common Stock granted pursuant to the ATC Plans were outstanding. Options granted pursuant to the ATC Plan are exercisable for ten years from the date of the grant subject to vesting schedules.

1998 Plan

In September 1998, the Company initiated the Aegis Communications Group, Inc. 1998 Stock Option and Restricted Stock Plan (the “1998 Plan”) which provides for the granting of options to purchase up to a maximum of 35,000,000 shares of Common Stock to key employees, officers and directors of the Company and its operating subsidiaries. Options granted pursuant to the 1998 Plan are exercisable for ten years from the date of the grant subject to vesting schedules. The Company may grant additional options at any time prior to September 2008. As a result of the adoption of the 1998 Plan, the Company will not grant any future option to purchase shares of Common Stock pursuant to the IQI Plan or ATC plans.

The Company has the ability but currently has not provided through the issuance of stock options and other stock-based awards to certain employees and directors. Historically the Company accounts for these awards using the intrinsic method pursuant to Accounting Principles Board (“APB”) Opinion 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In December 2004, the Financial Accounting Standards Board issued a revised SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for periods beginning after June 15, 2005, and the Company has adopted the method for accounting for stock based awards and payments. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. The Company has adopted the method for accounting for stock based awards and payments. Furthermore, Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our financial statements.

The following table summarizes certain information related to options for common stock. There was no option activity in Fiscal 2003.

	IQI Plan/ATC Plans		1998 Plan
	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at December 31, 2003	—	—	—	—
Granted	—	—	—	—
Cancelled	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2004	—	—	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding at December 31, 2005	—	—	—	—

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

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

In connection with the IQI Agreement (see Note 5—“Restructuring and Other Non-Recurring Charges”), IQI issued warrants to a shareholder to purchase an aggregate of 919,060 common shares for $3,000. The right to exercise the warrants expires at the earlier of i) repayment of the note payable to a shareholder, ii) the date the Company consummates an underwritten public offering of common stock, iii) the consummation date of a sale of the Company, as defined, or iv) November 2003. In December 1997, IQI and the shareholder settled a dispute whereby the shareholder would purchase two-thirds of the common shares subject to warrants (612,714 shares) by paying the exercise price of $2,000. As a result of the transaction with Deutsche Bank and Essar on November 5, 2003, all prior outstanding warrants were cancelled.

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

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

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

16. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan (the “Plan”) covering all eligible employees of Aegis. The Company, on a discretionary basis, contributes up to 3% of eligible employee salaries at the rate of 50% of employee contributions payable to the Plan. Employer matching contributions to the Plan for the year ended December 31, 2005, 2004 and 2003, were approximately $-0-, $-0- and $29, respectively.

17. RELATED PARTY TRANSACTIONS

On March 21, 2005, the Company executed a Promissory Note in favor of Essar. The Promissory Note was repaid to Essar during April 2005. The Promissory Note was in the amount of $1,250, was unsecured and bore interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payments are payable in cash, unless Essar agreed that such interest should be capitalized and added to the principle amount of the Promissory Note. The Promissory Note was paid in two installments of $250 on April 11, 2005 and $1,000 including interest on April 28, 2005.

On July 25, 2005, the Company executed a Promissory Note in the amount of $1,500 in favor of Essar. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. During the three months ended September 31, 2005, the Company made an installment payment of $112 with a balance outstanding of $1,388 at September 30, 2005.

On December 28, 2005, the Company executed an agreement to exchange its debt of approximately $18,501 for 487,164,064 shares of Company stock.

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

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

During the year, the Company moved from WNS, its then current vendor provider, providing call center work in India at an average price of $180 per month. We moved the work to ABSL providing comparable services at the rate of approximately $150 per month. ABSL was also able to provide IT programming and Quality Assurance work that has reduced our operating costs in the United States for those services. At December 31, 2005 the Company owed ABSL approximately $145.

Effective July 1, 2005, the Company entered into an agreement with Business Transformation Consulting Inc., (“BTC”) under which BTC provides a sales function for the Company on an outsourced basis. BTC is a wholly-owned subsidiary of Essar which is an affiliate of the Company. Through this relationship, the Company outsources all of its sales and marketing functions, including its client prospecting, market research, leads generation, customer acquisitions, up-selling, cross-selling, “building loyalty” programs and relationship management services to support its inbound and outbound telephone offerings. Under this program, all of the Company’s sales and marketing personnel have been hired by BTC for the exclusive right to market and sell for the Company. BTC is responsible for all costs including but not limited to salaries, commissions, travel, and presentation, and the Company is obligated to pay commissions to BTC on any new business that they bring to the Company going forward.

During the six months ended December 31, 2005, the Company recorded a savings of $750 in sales and marketing expenses that the BTC Company incurred along with a reimbursement of $250 related to the education and training of their related personnel. During the six months ended December 31, 2005, the Company incurred a commission expense of $252. At December 31, 2005, the Company owes BTC a commission due balance of $152.

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement between ABSL, a wholly owned subsidiary of Essar Global Limited, and SREI Infrastructure Finance Limited. Under that agreement, SREI loaned $4,000 to ABSL to purchase VoIP equipment, which ABSL subsequently

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

leased to the Company over a 36 month period at a monthly lease cost of approximately $129. Consistent with FAS 13, that lease is accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

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

18. OTHER CURRENT LIABILITIES

	December 31,
	2005	2004
Accrued taxes	$1,235	$759
Employee benefit related accruals	345	1,256
Unclaimed property	1,176	1,178
Accrued telecommunications expense	212	480
Deferred Grant	566	884
Accrued self-insured workers compensation	701	1,755
Accrued Allserve/sub-debt holders pay-off	1,137	1,137
Accrued expenses, other	4,033	3,028

Total other current liabilities	$9,405	$10,477

19. REVENUES

Revenues were as follows:

	Year ended December 31,
	2005	2004	2003
Inbound CRM	$54,893	$61,629	$88,050
Outbound CRM	7,392	23,063	36,275
Non-Voice & Other	6,356	9,635	15,536

Total revenues	$68,641	$94,327	$139,861

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

20. UNAUDITED QUARTERLY FINANCIAL DATA

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$15,639	$15,807	$14,777	$22,418
Operating loss	(3,958)	(3,767)	(1,639)	(667)
Loss before income taxes	(4,444)	(4,393)	(2,350)	(1,974)
Net loss from continuing operations	(4,444)	(4,393)	(2,350)	(1,974)
Net loss	(4,444)	(4,393)	(2,350)	(1,974)
Preferred stock dividends	—	—	—	11
Net loss after preferred stock dividends	$(4,444)	$(4,393)	$(2,350)	(1,985)
Basic and diluted (loss) per common share:
Loss from continuing operations	$(0.1)	$(0.1)	$0.0	$0.0
Net loss applicable to common shareholders	$(0.1)	$(0.1)	$0.0	$0.0
Weighted average common shares:
Basic	659,577	659,577	659,577	716,368
Diluted	659,577	659,577	659,577	716,368

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$29,571	$26,294	$20,426	$18,036
Operating loss	(3,855)	(7,980)	(3,786)	(3,098)
Loss before income taxes	(5,857)	(8,436)	(4,163)	(3,639)
Net loss from continuing operations	(5,857)	(8,436)	(4,163)	(3,784)
Net loss	(5,857)	(8,436)	(4,163)	(3,784)
Preferred stock dividends	—	—	—	11
Net loss after preferred stock dividends	$(5,857)	$(8,436)	$(4,163)	$(3,795)
Basic and diluted (loss) per common share:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.01)	$(0.01)
Net loss applicable to common shareholders	$(0.07)	$(0.07)	$(0.01)	$(0.01)
Weighted average common shares:
Basic	85,005	121,605	381,471	660,053
Diluted	85,005	121,605	381,471	660,053

AEGIS COMMUNICATION GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except share and per share amounts and where noted)

21. SUBSEQUENT EVENTS

In January 2006, the Company gave notice to Rockland Credit Finance LLC its intention to exercise its 1 year termination option to be effective April 30, 2006.

The Company has received a commitment letter for a $20 million credit arrangement with CITGroup/Business Credit, Inc. The line of credit is for $20 million with a borrowing base computed on 85% of eligible billed accounts receivable, plus 80% of eligible unbilled accounts receivable, subject to a sub-limit of an amount to be determined, minus such availability reserves as Lender may reasonably establish from time to time. The Company expects a clear reduction in cost of capital related to this facility as compared to its prior factoring facility. Effectively, Management feels this additional funding capacity along with projected operational growth and resulting positive EBITDA, will be sufficient to provide liquidity for the Company’s ongoing operations.

On March 16, 2006, the Company received an e-mail communication from NationsHealth, Inc. expressing NationsHealth’s interest in ceasing operations at Aegis’s Port St. Lucie, Florida call center effective March 17, 2006. Those operations were being provided pursuant to a Master Lease Agreement, dated November 1, 2005, between the Company and NationsHealth. The material terms and conditions of the Master Lease Agreement were previously disclosed in Item 1.01 of the Company’s Form 8-K, filed on November 7, 2005. When combined with an earlier termination of services to NationsHealth at Aegis’s New York City call center on February 10, 2006, the cessation of operations resulted in a termination of the Master Lease Agreement. Under the Master Lease Agreement, the Company was entitled to 70 days written notice prior to any termination for convenience.