Form 10-K/A
period 2005-12-31
AEGIS COMMUNICATIONS GROUP INC
filed 2006-05-01
CIK 778426

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated file” In rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $14 million.

As of April 28, 2006, 1,147,217,086 shares of Common Stock were outstanding.

Reason for Amendment

Items previously incorporated by reference in Part III of this report to the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, are now disclosed in Part III of this report.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages of all directors and executive officers of the Company as of April 30, 2006, as well as all positions and offices held by each person and his term in each position or office.

Name	Age	Position	Since
Kannan Ramasamy	49	Chief Executive Officer and Director	May 2005
Richard M. Ferry	52	Director	September 2004
Rajiv Agarwal	43	Director	October 2004
John-Michael Lind	52	Director	October 2004
Pramod Saxena	41	Director	October 2004
Rashesh Shah	41	Director	October 2004
Kamalnayan Agarwal	57	Director	October 2004
Anshuman S. Ruia	35	Director	October 2004
Madhu Vuppuluri	51	Director	November 2003
Ravikant N. Ruia	55	Director	November 2003

KANNAN RAMASAMY has served as the President, Chief Executive Officer and director of the Company since May 1, 2005. Prior to that, Mr. Ramasamy had served as the Chief Operating Officer and Secretary of the Company from September 2004. From 2001 to 2004, Mr. Ramasamy was one of the founding members and President of U.S. Operations for Scandent Group, Inc., an emerging full service technology services company. Scandent Group is a privately held corporation with approximately 1500 employees, 100 clients, and operations in 15 countries around the world. Prior to joining Scandent Group in 2001, Mr. Ramasamy held a variety of leadership roles with GE Capital Corporation in the United States and India, including Chief Executive Officer of GE Capital Services—India from 1999-2000 and Vice President—Sales and Marketing for GE Capital’s U.S.-based global automotive financial services business from 1997-1999. Mr. Ramasamy holds an engineering degree from the Indian Institute of Technology and an MBA from the Indian Institute of Management.

RICHARD FERRY had served as President, Chief Executive Officer and a director of the Company from September 2004 to April 30, 2005. Subsequent to April 30, 2005, Mr. Ferry has served as director and now also serves in a consulting capacity as a Business Development Associate of the Company. From 2000 to 2004, Mr. Ferry managed the Glacier Group, Inc., a small real estate investment firm solely owned by Mr. Ferry. From 1994 to 2000, Mr. Ferry was employed as the Executive Vice President for Business Development at Precision Response Corporation (PRC). At PRC , Mr. Ferry participated in taking the company through a successful initial public offering, a secondary public offering, and engineering the merger of the company with a multi billion dollar publicly traded company. In 1999 while retaining his responsibilities as Executive Vice President, Mr. Ferry was appointed to the position of President of PRC’s newly created operating subsidiary, prcnetcare.com, a venture created to provide cutting edge service to a burgeoning e-commerce market.

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

ANSHUMAN S. RUIA has served as a director of the Company since June 4, 2004. Mr. Ruia is currently a Director of the Essar Group, a position he has held for over five years, with responsibility for group-level business development activity. The Essar Group is an affiliate of the Company.

Each director serves until the next annual meeting of the Company’s shareholders and until the director’s successor is duly elected. Officers serve at the discretion of the Board of Directors. Ravikant Ruia is the uncle of Anshuman S. Ruia. Otherwise, there are no family relationships among the directors of the Company. Pursuant to a Stockholders Agreement among Deutsche Bank, Essar, and certain Thayer and Questor entities, as well as a Put and Call Agreement between Deutsche Bank and Essar, Messrs. Vuppuluri, Anshuman S. Ruia and Ravikant Ruia have been the designee directors of Essar, and Messrs. Ferry, R. Agarwal and Saxena have been the designee directors of Deutsche Bank. Messrs. Lind, K. Agarwal and Shah are independent designees. Please see “Stockholders Agreement and Deutsche Bank-Essar Put and Call Agreement” below for a more detailed discussion of those arrangements.

Stockholders Agreement and Deutsche Bank—Essar Put and Call Agreement

Under the terms of a Stockholders Agreement among Deutsche Bank, Essar and certain Thayer and Questor entities, Deutsche Bank and Essar had the right to nominate three of the ten board members, while the President and Chief Executive Officer along with three independent directors would constitute the remaining four board members. Any major decision must be approved by at least three-fourths of the directors, which must include at least one Deutsche Bank director and one Essar director. Subsequently, Deutsche Bank and Essar entered into a Put and Call Agreement under which, among other things, Deutsche Bank assigned its right to nominate three of the ten directors to Essar. Recently, Essar transferred all of its Aegis common stock plus its rights under the Stockholders Agreement and the Put and Call Agreement to World Focus, a wholly-owned subsidiary of Essar. As a result, Essar through World Focus can exercise significant control over the outcome of substantially all matters that require a Board of Directors or shareholder vote. This fact may discourage, delay or prevent a change in control of Aegis Communications Group, Inc. In addition, since our officers serve at the pleasure of the Board of Directors, Essar through World Focus may be able to exert influence over day-to-day operations.

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

Audit Committee: Audit Committee Financial Expert

The Company’s Board of Directors has a standing audit committee, consisting during 2005 of directors Rashesh Shah (Chair), John Michael Lind, Madhu Vuppuluri and Rajiv Agarwal. The audit committee is responsible for selecting the outside auditors, for overseeing internal auditing functions and for Board interfacing with the Company’s independent outside auditors. The audit committee met five times in 2005. The Board has determined that each of the current members of the audit committee is “independent” within the meaning of the federal securities laws. The Board has also determined that Mr. Shah is the Company’s “audit committee financial expert” within the meaning of the federal securities laws.

Stockholder Involvement in Recommendation of Director Nominees to the Board

In connection with the investment by Deutsche Bank and Essar in the Company on November 5, 2003, Deutsche Bank and Essar entered into a Stockholders Agreement that fixes the manner in which one particular slate of directors may be nominated and how the shares covered by the Stockholders Agreement will be voted in the election of directors. Some of the rights of Deutsche Bank and Essar under the Stockholders Agreement were then subsequently modified pursuant to a Put and Call Agreement entered into between Deutsche Bank and Essar, and have now been assigned to World Focus, a wholly-owned subsidiary of Essar. Accordingly, Essar acting through World Focus can control the nomination and election of directors. Please see “Stockholders Agreement and Put and Call Agreement” for a more detailed discussion of the Deutsche Bank and Essar arrangements in this regard.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive officers, and any persons holding more than 10% of our outstanding Common Stock (collectively, “insiders”) are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission (“SEC” or the “Commission”). The SEC’s rules require insiders to provide us with copies of all Section 16(a) reports that the insiders file with the Commission. Specific due dates have been established by the SEC, and we are required to disclose in this annual report statement any failure to file by those dates. Based solely upon our review of copies of Section 16(a) reports that we received from insiders for their 2005 transactions, we have determined that all Section 16(a) reports were filed timely in 2005.

Code of Ethics

The Company is in the process of adopting a code of ethics that will be applicable to the Company’s senior financial management. The code of ethics will be adopted and become effective prior to the Company’s 2006 annual meeting of stockholders. After adoption, the Company will post the text of the Code of Ethics on its website and provide to any person, without charge and upon request, a copy of such code of ethics. To obtain a copy, please contact the Secretary of the Company at (972) 868-0225, or write to the Secretary of the Company at 8001 Bent Branch Drive, Irving, Texas, 75063.

ITEM	11. EXECUTIVE COMPENSATION

Summary Compensation Table

This table provides individual compensation information for persons serving as Chief Executive Officer of the Company during 2005, and the three other most highly compensated executive officers of the Company on December 31, 2005. The Company had no other executive officers on December 31, 2005 who had salary and bonus exceeding $100,000. Bonus amounts are the dollar value of bonus earned (but not necessarily paid) in the year covered.

	Annual Compensation							Long-Term Compensation Securities		All Other Compensation($)
Name and Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation($)(1)		Underlying Options(#)
Kannan Ramasamy President & Chief Executive Officer (beginning May 1, 2005, COO prior to that)	2005 2004 2003	$ $ $	244,503 75,961 —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— —

Richard Ferry President & Chief Executive Officer, through April 30, 2005; subsequently Business Development	2005 2004 2003	$ $ $	254,114 75,961 —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —

Carol Litchford Senior Vice President— Customer SVP	2005 2004 2003	$ $ $	147,589 154,275 145,750	$ $ $	12,325 24,650 9,500	$ $ $	— — —	$ $ $	— — —	$ $ $	— —

Chandrasekar Venkataramani Senior Vice President— Customer SVP	2005 2004 2003	$ $ $	123,681 — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— — —	$ $ $	— —

Lin Song Vice President—Computer Source Applications	2005 2004 2003	$ $ $	149,800 155,446 147,622	$ $ $	— — 2,000	$ $ $	— — —	$ $ $	— — —	$ $ $	— —

(1)	Perquisites and other benefits paid to an executive officer which total less than the lesser of $50,000 or 10% of salary and bonus are omitted.

Stock Option Plans

Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $53,000. The Company currently has no stock options issued and outstanding, although it does have an incentive stock option plan in place and 35,000,000 shares of Common Stock authorized for issuance under that plan. The Compensation Committee is reviewing whether it will use equity based compensation in the future.

In November 1996, IQI, Inc. established the 1996 Incentive Stock Option Plan, or the IQI Plan. The IQI Plan provided for the award of incentive stock options to directors, officers, key employees and members of Thayer’s Advisory Board. A Compensation Committee, as established by IQI’s Board of Directors, administered the IQI Plan. These options were intended to qualify as incentive stock options, or ISOs, under the Internal Revenue Code or non-statutory stock options, also referred to as NSOs, which were not intended to qualify. IQI reserved 3,929,774 shares of common stock for issuance under the IQI Plan. Options granted pursuant to the IQI Plan were exercisable for ten years from the date of the grant subject to vesting schedules. Currently, there are no options outstanding under this plan.

Prior to the merger with IQI, ATC shareholders approved two stock option plans, known as the ATC Plans, which provided for the granting of options to purchase up to 5,000,000 shares of common stock to key employees, officers and directors of ATC and its operating subsidiary. At the date of the IQI Merger, options to purchase 4,447,000 shares of common stock granted pursuant to the ATC Plans were outstanding. Options granted pursuant to the ATC Plans were exercisable for ten years from the date of the grant subject to vesting schedules.

Additionally, the Company’s stockholders previously approved the 1992 Stock Option Plan and the 1996 Stock Option Plan, with an aggregate of 5,000,000 shares of the Company’s common stock reserved for issuance to officers, directors, and key employees of the Company. Following the acquisition of IQI, Inc., there were outstanding stock options for an aggregate of 4,447,000 shares of the Company’s Common Stock under these plans. Currently, there are no option outstanding under this plan.

The Company does not intend to grant stock options in the future under any of the IQI Plan, the ATC Plans, the 1992 Stock Option Plan or the 1996 Stock Option Plan.

In September 1998, we initiated the 1998 Aegis Communications Group, Inc Stock Option and Restricted Stock Plan (“1998 Aegis Communications Group Plan”). The 1998 Aegis Communications Group Plan, as amended on December 28, 2005, provides for the granting of options to purchase up to a maximum of 35,000,000 shares of common stock to key employees, officers and directors of us and our operating subsidiaries. Options granted pursuant to the 1998 Aegis Communications Group Plan are exercisable for ten years from the date of the grant subject to vesting schedules. We may grant additional options under the 1998 Aegis Communications Group Plan at any time prior to September 2008. As a result of the adoption of the 1998 Aegis Communications Group Plan, we will not grant any future options to purchase shares of common stock pursuant to the IQI Plan or the ATC plans. In connection with the Company’s acquisition of IQI, Inc. in 1998, the Company retained the IQI, Inc. 1996 Incentive Stock Option Plan, whereby IQI, Inc. awarded incentive stock options to its officers, directors, and key employees. While the IQI Incentive Plan remains in place, shares of the Company’s Common Stock are substituted for shares of IQI Common Stock upon the exercise of stock options previously granted under the IQI Incentive Plan.

Option Grants and Holdings

The Company has an incentive stock option plan with 35,000,000 shares authorized for issuance per amendment and ratified by the Company shareholders on December 28, 2005 Annual Shareholders Meeting, but currently has no stock options outstanding. Prior to the Company’s transaction with Deutsche Bank and Essar in November 2003, the Company did use incentive stock options to compensate its Board, with each non-executive director of the Company receiving non-qualified stock options to purchase 50,000 shares of the Company’s Common Stock upon his or her initial election to the Board. Stock options granted were also granted to the non-executive directors and were priced at 100% of the fair market value of the Company’s Common Stock on the grant date and typically vested in three equal annual increments, beginning one year from the grant date. Directors who were employees or are otherwise affiliates of the Company were not compensated for their services as directors or committee members. Effective as of August 21, 2003, in connection with the anticipated AllServe transaction, all outstanding options to purchase capital stock of the Company or its subsidiaries were terminated and released by their holders, with an aggregate cost to the Company for obtaining those releases of $53,000.

The Company did not grant any stock options or stock appreciation rights (“SARs”) to the Named Executive Officers in 2005.

2005 Year-end Option Values

None of the Named Executive Officers exercised any stock options during 2005, and no Named Executive Officer held any unexercised stock options on December 31, 2005. Additionally, the Company did not have any SARs outstanding as of December 31, 2005.

Compensation of Directors

Rashesh Shah, Kamalnayan Agarwal and John Michael Lind, as of the only current non-employee and non-World Focus affiliated directors, receive $500 for each Board Audit Committee and Compensation Committee meetings as cash compensation for their services as directors or Compensation Committee members. The Company reimburses all directors for out-of-pocket travel costs related to attending Board or Board committee meetings. Directors who are also Company employees or who are World Focus affiliated receive no additional compensation related to being a director of the Company. Additionally, Mr. Ferry received compensation of approximately $20,833 per month as a consultant to the Company throughout his original employment contract term through October 31, 2005, which was subsequently amended for an additional six month period through April 30, 2006.

Employment Agreements

KANNAN RAMASAMY entered into an employment agreement with the Company, effective as of September 14, 2004, pursuant to which Mr. Ramasamy served as Chief Operating Officer of the Company. Subsequently on May 1, 2005, Mr. Ramasamy had been elected President and Chief Executive Officer of the Company and as a director on the Company’s Board. Mr. Ramasamy remains employed under the existing employment agreement he entered into with the Company dated September 14, 2004. Under the employment agreement, Mr. Ramasamy will receive an initial base annual salary of $250,000 and, upon the Company’s adoption of an employee stock option plan, an option grant to purchase 3,450,000 shares of the Common Stock of the Company at a price equal to the closing market price of the Common Stock on the date of grant. Mr. Ramasamy will receive a second option grant of 3,450,000 shares of Common Stock at a price equal to the closing market price of Common Stock on September 30, 2005. The options will vest in three equal installments and terminate 10 years from the date of grant. Additionally, Mr. Ramasamy’s employment agreement provides for a first-year bonus equal to his initial base annual salary based on his achievement of 80% of the performance targets established for him by the Company’s Board. If earned, the first-year annual bonus will be paid within 30 days of the first anniversary of the employment agreement, payable 50% in cash and 50% in Common Stock of the Company (based on the closing market price of the Common Stock on the first anniversary of the employment agreement). Mr. Ramasamy will be eligible for a second year bonus of 50% of his base salary upon achievement of at least 100% of the performance targets established for him by the Company’s Board, 60% of his base salary upon his achievement of at least 120% of his performance targets, and 70% of his base salary upon his achievement of at least 135% of his performance targets. If earned, any such second-year bonus will be paid within 30 days of the second anniversary of the Employment Agreement, payable 50% in cash and 50% in Common Stock of the Company (based on the closing market price of the Common Stock on the second anniversary of the Employment Agreement). For subsequent years, Mr. Ramasamy may qualify for annual performance-based cash bonuses, as, when, and in the amount determined by the Company’s Board. Under Mr. Ramasamy’s Employment Agreement, the Company or Mr. Ramasamy may terminate the employment relationship at any time; however, if the Company terminates Mr. Ramasamy’s employment without cause, then the Company will be obligated to pay Mr. Ramasamy three months’ severance, if Mr. Ramasamy has served less than one year, and six months’ severance, if Mr. Ramasamy has served more than one year. Furthermore, if Mr. Ramasamy is terminated without cause or the Company substantially diminishes Mr. Ramasamy’s responsibilities and duties within one year following a change in control transaction, then all unvested options held by Mr. Ramasamy, if any, will become immediately exercisable. Mr. Ramasamy’s Employment Agreement contains non-compete and non-solicitation provisions that prevent him from competing with and soliciting the employees of the Company while the Employment Agreement is in effect and for period of one year thereafter.

RICHARD N. FERRY, as noted above, entered into an employment agreement with the Company, effective as of September 14, 2004, pursuant to which he served as President and Chief Executive Officer of the Company. Under the employment agreement, Mr. Ferry was entitled to receive a minimum base salary of $250,000 per year. On April 30, 2005, Richard Ferry resigned from his position as President and Chief Executive Officer of the Company and from all other officer positions held with the Company’s subsidiaries effective that date. Mr. Ferry continues to serve as a director of the Company’s Board, in addition to providing consulting services to the Company. Mr. Ferry’s resignation was effected through a Transition Agreement executed on May 2, 2005. Under the Transition Agreement, Mr. Ferry has agreed to serve as a consultant to the management of the Company through October 31, 2005 (subsequently extended for six months through April 30, 2006), and the Company has agreed to pay Mr. Ferry the pro rata portion of his former annualized salary of $250,000 from May 1, 2005 through October 31, 2005, as long as Mr. Ferry remains willing and able to perform the consulting services during that time. Furthermore, the Company has agreed that on the earlier of the Company’s adoption of a new equity incentive plan or October 31, 2005, the Company will grant Mr. Ferry options to purchase 2,277,000 shares of the Company’s Common Stock, at an exercise price equal to the closing market price of the Company’s Common Stock on the date of grant. The Transition Agreement contains non-compete and non-solicitation provisions that prevent Mr. Ferry from competing with and soliciting the employees of the Company while the Transition Agreement is in effect and for one year afterwards.

Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation Committee was comprised of Messrs. Vuppuluri and Saxena, with Mr. Saxena serving as Chairman. Messrs. Vuppuluri and Saxena are non-employee directors of the Company.

During 2005, none of the Company’s executive officers served on the Board of Directors of any entities whose directors or officers serve on the Company’s Compensation Committee. No current or past executive officers of the Company serve on the Compensation Committee.

Compensation Committee Report on Executive Compensation

Notwithstanding anything to the contrary set forth in any of Aegis Communication Group, Inc.’s (the “Company”) filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that might incorporate future filings, including this annual report, in whole or in part, the following Report of the Compensation Committee shall not be incorporated by reference into any such filings, and shall not be deemed soliciting material under the Securities Act or the Exchange Act.

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

Long-Term Equity Incentives

The Company currently has no stock options issued and outstanding, although it does have an incentive stock option plan in place and 35,000,00 shares of Common Stock authorized for issuance under the plan. The Compensation Committee is reviewing whether it will use equity-based compensation in the future.

Chief Executive Officer Compensation

Effective May 1, 2005, Kannan Ramasamy was appointed President and Chief Executive Officer of the Company. Pursuant to an employment agreement dated September 14, 2004, the Compensation Committee set Mr. Ramasamy’s annual base salary at $250,000. Additionally, upon the Company’s adoption of an employee stock option plan, Mr. Ramasamy will receive an option grant to purchase 3,450,000 shares of the Common Stock of the Company at a price equal to the closing market price of the Common Stock on the date of grant. When granted, the options will vest in three equal installments and terminate 10 years from the date of grant. Mr. Ramasamy will receive a second option grant of 3,450,000 shares of Common Stock at a price equal to the closing market price of Common Stock on September 30, 2005. Additionally, under his employment agreement, Mr. Ramasamy may qualify for a first-year bonus of a percentage of his initial annual base salary upon his achievement of performance targets established for him by the Company’s Board of Directors. If earned, the first-year annual bonus will be paid 50% in cash and 50% in Common Stock of the Company (based on the closing market price of the Common Stock on the first anniversary of the Employment Agreement). Mr. Ramasamy will be eligible for a second year bonus of 50% of his base salary upon achievement of at least 100% of the performance targets established for him by the Company’s Board, 60% of his base salary upon his achievement of at least 120% of his performance targets, and 70% of his base salary upon his achievement of at least 135% of his performance targets. If earned, any such second-year bonus will be paid within 30 days of the second anniversary of the Employment Agreement, payable 50% in cash and 50% in Common Stock of the Company (based on the closing market price of the Common Stock on the second anniversary of the Employment Agreement). For subsequent years, Mr. Ramasamy may qualify for annual performance-based cash bonuses, as, when, and in the amount determined by the Company’s Board. Under Mr. Ramasamy’s Employment Agreement, the Company or Mr. Ramasamy may terminate the employment relationship at any time; however, if the Company terminates Mr. Ramasamy’s employment without cause, then the Company will be obligated to pay Mr. Ramasamy three months’ severance, if Mr. Ramasamy has served less than one year, and six months’ severance, if Mr. Ramasamy has served more than one year. Furthermore, if Mr. Ramasamy is terminated without cause or the Company substantially diminishes Mr. Ramasamy’s responsibilities and duties within one year following a change in control transaction, then all unvested options held by Mr. Ramasamy, if any, will become immediately exercisable. Mr. Ramasamy’s Employment Agreement contains non-compete and non-solicitation provisions that prevent him from competing with and soliciting the employees of the Company while the Employment Agreement is in effect and for period of one year thereafter.

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

Submitted by the Compensation Committee of the Board:

Pramod Saxena, Chairman

Madhu Vuppuluri

Stock Price Performance Graph

Notwithstanding anything to the contrary set forth in any of Aegis Communication Group, Inc.’s (the “Company”) filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that might incorporate future filings, including this annual report, in whole or in part, this section entitled “Performance Graph” shall not be incorporated by reference into any such filings, and shall not be deemed soliciting material under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on the Company’s Common Stock over the five year period ended December 31, 2005 with the cumulative total return of the Nasdaq Market Index and a Peer Group Index. The Peer Group Index consists of APAC Customer Services, Inc., Convergys Corp., ICT Group, Inc., RMH Teleservices, Inc., Sitel Corp., Sykes Enterprises, Inc., TeleTech Holdings, Inc. and West Corporation. The Company weighted the total stockholder return for each company in the Peer Group Index according to such company’s stock market capitalization. The performance graph assumes an investment of $100 on January 1, 2000 in each of the Company’s Common Stock, the Nasdaq Market Index, and the Peer Group Index, and assumes reinvestment of dividends, if any. The historical stock performance shown on the graph is not intended to be indicative of future stock performance.

Company/Index/ Market	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005
AEGIS COMMUNICATIONS GROUP, INC.	100.00	25.00	6.25	14.13	17.50	4.38
Peer Group Index	100.00	87.07	41.24	53.57	53.68	65.46
NASDAQ Market Index	100.00	79.71	55.60	83.60	90.63	92.62

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

Set forth below is information as of April 30, 2006 concerning:

•	each stockholder known by us to beneficially own more than 5% of each class of our voting securities;

•	each director and each named executive officer; and

•	all directors and executive officers as a group.

We based the percentage of ownership in the table on the following number of shares of capital stock:

•	1,147,217,086 shares of issued and outstanding common stock (this number excludes 475,600 shares of unretired treasury stock held by the Company);

We determine beneficial ownership based on the rules and regulations of the Securities and Exchange Commission. We consider all shares of common stock that can be issued under convertible securities, warrants or options currently or within 60 days to be outstanding for the purpose of computing the percentage ownership of the person holding those securities, but do not consider those securities to be outstanding for computing the percentage ownership of any other person. Each owner’s percentage is calculated by dividing the number of shares beneficially held by that owner by the sum of (1) 1,147,217,086 and (2) the number of shares of common stock that the holder has a right to acquire within 60 days after April 30, 2006.

Security Ownership of Management and Certain Beneficial Owners

Beneficial Owner (2)	Number of Common Shares Beneficially Owned	Percent of Class (1)
Questor Partners Fund II, L.P. and its affiliates (3)(4)(9)	84,608,007	7.4%
World Focus (5)(6)(9)	1,014,825,996	88.5%
Pramod Saxena (6)(7)	1,014,825,996	88.5%
John-Michael Lind (7)	0	0%
Rajiv Agarwal (6)(7)	1,014,825,996	88.5%
Kamalnayan Agarwal (7)	0	0%
Rashesh Shah (7)	0	0%
Ravikant M. Ruia (6)(7)	1,014,825,996	88.5%
Anshuman S. Ruia (6)(7)	1,014,825,996	88.5%
Madhu Vuppuluri (6)(7)	1,014,825,996	88.5%
Richard N. Ferry (7)	0	0%
Kannan Ramasamy (7)(8)	0	0%
All executive officers and directors as a group (10 persons)(10)	1,014,825,996	88.5%

*	Denotes less than 1%.
(1)	The address of our directors and executive officers is c/o 8001 Bent Branch Drive, Irving, Texas 75063.
(2)	Reported in accordance with the beneficial ownership rules of the SEC. Unless otherwise noted, the stockholders listed in the table have both sole voting power and sole dispositive power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.
(3)	The address for Questor Fund II and its affiliates is 3411 Silverside Rd., Wilmington, Delaware 19810.

(4)	The number of common shares beneficially owned includes 84,608,006 shares of Common Stock, broken down as follows: (1) 80,267,922 shares of Common Stock, all held directly by Questor Partners Fund II, L.P. with sole voting power and sole dispositive power; (2) 3,093,287 shares of Common Stock, all held directly by Questor Side-By-Side Partners II, L.P. with sole voting power and sole dispositive power; and (3) 1,246,797 shares of Common Stock, all held directly by Questor Side-By-Side Partners II 3(c)(1), L.P. with sole voting power and sole dispositive power. All of the shares held by each of Questor Partners Fund II, Questor Side-By-Side Partners II and Questor Side-By-Side Partners II 3(c)(1) are subject to shared voting and dispositive power. In a Schedule 13D/A7 filed jointly by Questor Partners Fund II, Questor Side-By-Side Partners II and Questor Side-By-Side Partners II 3(c)(1) with the SEC on June 30, 2003, they identify Questor General Partner II, L.P., Questor Principals II, Inc. and Questor Management Company, LLC as related entities that may be deemed to be the beneficial owner of all shares held by Questor Partners Fund II, Questor Side-By-Side Partners II and Questor Side-By-Side Partners II 3(c)(1). Additionally, the Schedule 13D/A7 identifies Jay Alix, Henry L. Druker, Albert A. Koch, Michael D. Madden, Wallace L. Rueckel and Robert E. Shields as affiliates of one or more of Questor General Partner II, L.P., Questor Principals II, Inc. and Questor Management Company, LLC and, as such, each of these individuals may be deemed to be the beneficial owner of all shares held by Questor Partners Fund II, Questor Side-By-Side Partners II and Questor Side-By-Side Partners II 3(c)(1). Messrs. Alix, Druker, Koch, Madden, Rueckel and Shields and Questor General Partner II, L.P., Questor Principals II, Inc. and Questor Management Company, LLC each disclaim such beneficial ownership.
(5)	The address for World Focus is 10, Frere Felix de Valois Street, Port Louis, Mauritius.
(6)	Consists of 1,014,825,996 shares of Common Stock. According to a Schedule 13D filed by World Focus with the SEC on April 3, 2006. World Focus has sole voting and dispositive power with respect to these shares. Additionally, Messrs. Ravikant Ruia, Anshuman Ruia, Madhu Vuppuluri and Rajiv Agarwal are directors of the Company, and are also executive officers of Essar of which World Focus is a wholly owned affiliate, and may be deemed to be the beneficial owner of all shares held by World Focus.
(7)	Director
(8)	Executive Officer
(9)	As a result of the Stockholders Agreement, dated November 5, 2003, by and among the Company and Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, the three above-referenced Questor entities and Thayer Equity Investors III, L.P. and its affiliates, Deutsche Bank, Essar, Questor and Thayer may be deemed to be acting as a group with regard to our Common Stock that is beneficially owned by each of them. The aggregate amount beneficially owned by Deutsche Bank, Essar, Questor and Thayer is 628,606,015 shares of Common Stock, representing 95.30% of the class. Deutsche Bank holds sole voting power and sole dispositive power with respect to no shares, and shared voting power and shared dispositive power with respect to 113,303,304 shares. Essar holds sole voting power and sole dispositive power with respect to 414,358,700 shares, and shared voting power and shared dispositive power with respect to no shares. The Questor entities hold sole voting power and sole dispositive power with respect to 84,608,006 shares, and shared voting power and shared dispositive power with respect to no shares. The Thayer entities hold sole voting power and sole dispositive power with respect to 16,486,842 shares, and shared voting power and shared dispositive power with respect to no shares. Each of Deutsche Bank, Essar, the Questor entities and the Thayer entities disclaims beneficial ownership of the shares beneficially owned by the others.
(10)	The number of shares beneficially owned includes 1,014,825,996 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 5, 2003, the Company signed definitive documents to effect an investment in the Company by Deutsche Bank and Essar. In the transaction, Deutsche Bank (“DB”) and Essar Global Limited (“Essar”) provided approximately equal portions of a $28.2 million investment in the Company in return for three-year secured promissory notes and warrants to purchase up to 80 percent of the Company’s common stock. The Company accounted for the warrants and notes payable issued under the Deutsche Bank and Essar transaction in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). Deutsche Bank and Essar had been issued initial and subsequent warrants to purchase 527,661,932 shares of common stock. APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to Deutsche Bank and Essar. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the initial warrants at $4.4 million. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. As a result of making $10 million in principal payments on the Notes during the first quarter of 2004, the Company recognized $1.4 million in accelerated amortization of the discount on notes payable during the period. On July 13, 2004, Essar exercised all 264,358,628 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2.6 million. These funds were used to reduce outstanding debt under the new line of credit and make capital investments. On August 20, 2004, Deutsche Bank exercised all 263,303,304 of their warrants in exchange for one share of common stock per warrant. The total amount of consideration given was $2.6 million. These funds were used to reduce outstanding debt and make capital investments.

On December 15, 2004, the Company executed a Secured Promissory Note in favor of Essar Global Limited (“Essar”). The Secured Promissory Note was executed in favor of Essar as a result of DB’s exercise of the Put and Call Agreement, pursuant to which DB has sold to Essar 80% of the outstanding principal and accrued interest of the Fourth Amended and Restated Secured Promissory Note, dated November 22, 2004, made by the Company in favor of DB (the “DB Debt Put”). The DB Debt Put was calculated as of December 15, 2004 to be $7,443 thousand, and this amount is the principal amount of the Secured Promissory Note. The Fourth Amended and Restated Secured Promissory Note held by DB was cancelled concurrently with the Company’s execution of the Secured Promissory Note, and the balance of the outstanding principal and interest due to DB under that instrument, or $1,860 thousand was converted into a new Fifth Amended and Restated Secured Promissory Note, dated December 15, 2004, in favor of DB. By its terms, the Secured Promissory Note bears interest, compounded quarterly, at an annual rate equal to 0.50% per annum above the London Interbank Offered Rate for U.S. dollar-denominated deposits, adjusted quarterly. The Company has the option of paying accrued interest due under the Secured Promissory Note in arrears on a quarterly basis, or capitalizing such interest into the outstanding principal amount of the Secured Promissory Note.

On December 23, 2004, Deutsche Bank sold to Essar 150,000,000 shares of Aegis Communications Group, Inc. common stock.

On January 3, 2005, the Company executed a Fifth Amended and Restated Secured Promissory Note in favor of Essar. The amendment changes a scheduled initial principal payment under the Fourth Amended and Restated Secured Promissory Note, dated November 22, 2004, in the amount of $1,184 thousand, that would have been due on January 3, 2005. Under the Fifth Amended and Restated Secured Promissory Note, that initial principal payment of $1,184 thousand was due on June 3, 2005. Additionally, the accrued interest under the Fourth Amended and Restated Secured Promissory Note had been calculated beginning on November 22, 2004 up to January 3, 2005 and added to the original principal amount of $9,346 thousand, resulting in a face amount for the Fifth Amended and Restated Secured Promissory Note of $9,377 thousand.

On January 3, 2005, the Company executed a First Amended and Restated Secured Promissory Note in favor of Essar. The amendment changes a scheduled initial principal payment under the original Secured Promissory Note, dated December 15, 2004, in the amount of $928 thousand, that would have been due on January 3, 2005. Under the First Amended and Restated Secured Promissory Note, that initial principal payment of $928 thousand was due on June 3, 2005. Additionally, the accrued interest under the original Secured Promissory Note was calculated beginning on December 15, 2004 up to January 3, 2005 and added to the original principal amount of $7,444 thousand, resulting in a face amount for the First Amended and Restated Secured Promissory Note of $7,454 thousand.

On January 3, 2005, the Company executed a Sixth Amended and Restated Secured Promissory Note in favor of Deutsche Bank AG—London, acting through DB Alternative Trading, Inc. (“DB”). The amendment changes a scheduled initial principal payment under the Fifth Amended and Restated Secured Promissory Note, dated December 15, 2004, in the amount of $232 thousand, that would have been due on January 3, 2005. Under the Sixth Amended and Restated Secured Promissory Note, that initial principal payment of $232 thousand was due on June 3, 2005. Additionally, the accrued interest under the Fifth Amended and Restated Secured Promissory Note has been calculated beginning on December 15, 2004 up to January 3, 2005 and added to the original principal amount of $1,861 thousand, resulting in a face amount for the Sixth Amended and Restated Secured Promissory Note of $1,863 thousand.

On April 27, 2005, the Company delivered an executed Seventh Amended and Restated Secured Promissory Note in favor of Deutsche Bank AG—London, acting through DB Alternative Trading, Inc. (“DB”). The amendment changes a scheduled initial principal payment under the Sixth Amended and Restated Secured Promissory Note, dated January 3, 2005, in the amount of $232 thousand that was due on June 3, 2005. Under the amended promissory note, that initial principal payment of $232 thousand was due on April 16, 2006. Additionally, the accrued interest under the Sixth Amended and Restated Promissory Note was calculated beginning on January 3, 2005 up to April 20, 2005 and added to the original principal amount of $1,863 thousand, resulting in a face amount for the Seventh Amended and Restated Promissory Note of $1,885 thousand.

On December 28, 2005, the Company closed a debt conversion transaction with World Focus, an affiliate of the Essar who purchased the debt and share interest from Essar Global Limited, in which World Focus converted the aggregate outstanding principal and accrued and unpaid interest it held under three promissory notes, totaling $18,501 thousand, into 487,164,064 shares of Aegis Communications Group, Inc. common stock at a conversion price of $0.038 per share. The terms of the debt conversion transaction are as set forth in a Debt Conversion Agreement, dated as of November 30, 2005, between the Company and World Focus, and which was described on the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2005 and incorporated by reference herein. In the Debt Conversion Agreement, World Focus represented that it was a non-U.S. person. The shares were issued by the Company to World Focus in an offshore transaction pursuant to the exemption from registration available under Rule 903 of Regulation S. No directed selling efforts were conducted in connection with the offer and sale of the securities.

On February 15, 2006, the World Focus had purchased the remaining debt outstanding related to the Fifth Amended and Restated Secured Promissory note of $1,861 thousand due for maturity on April 26, 2007 and 113,303,304 common shares of the Company that was owned by Deutsche Bank.

The November 5, 2003 Essar and Deutsche Bank transaction expenses of $4 thousand were treated as debt issuance costs in accordance with APB No. 21, “Interest on Receivables and Payables” and are being amortized over the life of the notes. All other expenses associated with the deal were expensed and recorded in selling, general and administrative expenses.

Related Party Short Term Borrowings

On March 21, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The Promissory Note was repaid to Essar during April 2005. The Promissory Note was in the amount of $1,250 thousand, was unsecured and bore interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. Periodic interest payments are payable in cash, unless Essar agreed that such interest should be capitalized and added to the principle amount of the Promissory Note. The Promissory Note was paid in two installments of $250 thousand on April 11, 2005 and $1 million including interest on April 28, 2005.

On July 25, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The promissory note was in the amount of $1.5 million in favor of Essar Global Limited. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. During the three months ended September 31, 2005, the Company made an installment payment of $112 thousand with a balance outstanding of $1,388 thousand at December 31, 2005.

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

Effective July 1, 2005, the Company entered into an agreement with Business Transformation Consulting Inc., under which Business Transformation Consulting provides a sales function for the Company on an outsourced basis. Through this relationship, the Company outsources all of its sales and marketing functions, including its client prospecting, market research, leads generation, customer acquisitions, up-selling, cross-selling, “building loyalty“ programs and relationship management services to support its inbound and outbound telephone offerings. Under this program, all of the Company’s sales and marketing personnel have been hired by Business Transformation Consulting for the exclusive right to market and sell for the Company. Business Transformation Consulting is responsible for all costs including but not limited to salaries, commissions, travel, and presentation, and the Company is obligated to pay commissions to Business Transformation Consulting on any new business that they bring to the Company going forward.

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement between ABSL, a wholly owned subsidiary of Essar Global Limited, and SREI Infrastructure Finance Limited. Under that agreement, SREI loaned $4 million to ABSL to purchase VoIP equipment, which ABSL subsequently leased to the Company over a 36 month period at a monthly lease cost of approximately $129 thousand. Consistent with FAS 13, that lease is accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years ending December 31, 2005 by Russell Bedford Stefanou Mirchandani, LLP and December 31, 2004 by BDO Seidman, LLP, the company’s independent auditors, were as follows:

•	Audit Fees. Russell Bedford Stefanou Mirchandani, LLP aggregate audit fees for 2005 are $130,000, including fees pertaining to quarterly reviews of the Company’s financial statements included its quarterly reports on Form 10-Q for the calendar year 2005. BDO Seidman, LLP’s aggregate audit fees for 2004 are $229,020, including fees pertaining to quarterly reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q for the calendar year 2004.

•	Audit Related Fees. Russell Bedford Stefanou Mirchandani, LLP did not charge any audit related fees for 2005. BDO Seidman, LLP’s audited related fees for 2004 are $20,080, including fees for Sarbanes Oxley compliance and a pension plan audit.

•	Tax Fees. Russell Bedford Stefanou Mirchandani, LLP did not charge any tax fees for 2005. BDO Seidman, LLP’s fees for tax services for 2004 are $30,000, including fees pertaining to 2004 federal and state tax compliance services, and tax planning fees.

•	All Other Fees. Except for the foregoing fees, Russell Bedford Stefanou Mirchandani, LLP charged no other fees in 2005. BDO Seidman, LLP charged no other fees in 2004.

All services rendered by Russell Bedford Stefanou Mirchandani, LLP in 2005 and BDO Seidman, LLP in 2004 were approved by the Audit Committee.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to is Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The tax fees and other fees paid in 2005 and 2004 were approved per the Audit Committee’s pre-approval policies.

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

AEGIS COMMUNICATIONS GROUP, INC.
(The Registrant)

Dated: April 28, 2006	By:	/s/ KANNAN RAMASAMY
Kannan Ramasamy Chief Executive Officer and Director