Form 10-Q
period 2006-03-31
AEGIS COMMUNICATIONS GROUP INC
filed 2006-05-15
CIK 778426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on May 12, 2006
COMMON STOCK $.01 PAR VALUE	1,147,217,086

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)	Audited
Assets
Current assets:
Cash and cash equivalents	$—	$270
Restricted Cash
Accounts receivable—trade, less allowance for doubtful accounts of $86 and $86, respectively	11,917	9,296
Accounts receivable due from related party	354	—
Prepaid expenses and other assets	893	869

Total current assets	13,164	10,435
Property and equipment, net of accumulated depreciation of $29,212 and $28,851, respectively	6,675	7,490
Deferred financing costs, net of accumulated amortization of $4,166 and $4,166, respectively	24	24
Other assets	166	166

	$20,029	$18,115

	March 31, 2006	December 31, 2005
	(unaudited)	Audited
Liabilities & Shareholders’ Deficit
Current liabilities:
Short term revolver	$—	$904
Accounts payable	7,119	6,281
Accrued compensation expense and related liabilities	797	962
Accrued interest expense	84	47
Other current liabilities	10,765	9,405
Current portion of equipment capital lease with Aegis BPO	1,269	1,239
Short-term note payable, net of discount $10 and $10, respectively	1,609	1,609

Total current liabilities	21,643	20,447
Long term notes payable, net of discount of $73 and $73, respectively	1,617	1,617
Capital lease obligations, net of current portions with Aegis BPO	2,432	2,468
Other Long-Term Liabilities	293	304
Commitments and contingencies
Shareholders’ deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2006 and 2005	—	—
Common stock, $.01 par value, 2,000,000,000 shares authorized; 1,147,217,086 shares issued and outstanding in 2006 and 2005	11,472	11,472
Additional paid-in capital	150,603	150,603
Treasury shares; at cost, 475,600 held in 2006 and 2005	(1,199)	(1,199)
Accumulated deficit	(166,832)	(167,597)

Total shareholders’ deficit	(5,956)	(6,721)

	$20,029	$18,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months ended March 31,
	2006	2005
Revenues	$29,811	$15,639
Operating costs:
Cost of services	21,087	11,547
Selling, general and administrative expenses	6,638	6,304
Depreciation and amortization	814	1,746

Total operating expenses	28,539	19,597

Operating income/(loss)	1,272	(3,958)

Interest expense, net	469	104
Non-cash interest expense	38	382

Income/(loss) before income taxes	765	(4,444)

Income taxes expense	—	—

Net income/(loss)	765	(4,444)

Preferred stock dividends	—	—

Net income/(loss) applicable to common shareholders	$765	$(4,444)

Basic and diluted earnings/(loss) per common share	$0.00	$(0.01)

Weighted average shares of common stock outstanding (in thousands):
Basic	1,146,741	659,577
Diluted	1,146,741	659,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Month Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income/(loss)	$765	$(4,444)
Adjustments to reconcile income/(loss) to cash provided by operating activities:
Depreciation and amortization	814	1,746
Non-cash interest expense	—	8
Amortization of Note Payable discount	—	235
Changes in operating assets and liabilities:
Accounts receivable	(2,975)	44
Prepaid and other current assets	(24)	165
Other assets	—	14
Accounts payable and other accrued liabilities	710	2,631
Other liabilities	1,349	(297)
Other	1	—

Net cash provided by operating activities	640	102
INVESTING ACTIVITIES
Capital expenditures	—	(113)
Restricted cash	—	(1,121)

Net cash provided by (used in) investing activities	—	(1,234)
FINANCING ACTIVITIES
Payments on revolving line of credit	(1,904)	(15,612)
Proceeds from revolving line of credit	1,000	15,612
Payments on capital lease obligations	(6)	(118)
Payments on notes payable —Deutsche Bank/Essar	—	—
Proceeds from Notes Payable—Essar	—	1,250

Net cash (used in) financing activities	(910)	1,132

Net decrease / increase in cash and cash equivalents	(270)	—
Cash and cash equivalents at beginning of period	270	—

Cash and cash equivalents at end of period	$—	$—

Supplemental information for cash paid during the period for:
Interest	$384	$100
Taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

AEGIS COMMUNICATIONS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data and where noted)

March 31, 2006

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and no material changes have occurred with respect to these policies. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The condensed consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2. PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued and outstanding 29,778 shares as of March 31, 2006 and December 31, 2005, through its Series B Preferred Stock. Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay cumulative cash dividends at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $209 at March 31, 2006 and December 31, 2005. Accrued dividends are classified as other accrued liabilities on the accompanying consolidated balance sheet.

3. ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2006 were $12,271, as compared to $9,296 at December 31, 2005. The Company’s revenues and related accounts receivable are spread evenly between telecommunications, financial services, healthcare service products and other individual service related products.

On April 4, 2005, the Company entered into a financing agreement with Rockland Credit Finance, LLC (Rockland) for a maximum borrowing of up to $7,500. The arrangement is based on recourse factoring of the Company’s accounts receivables. Substantially all cash and accounts receivable of the Company have been pledged as collateral for the Rockland facility.

Under the arrangement, Rockland typically advances to the Company 85% of the total amount of accounts receivable factored. Rockland retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to Rockland. The cost of funds for the accounts receivable portion of the borrowings with Rockland is a .75% for each 30-day period up to a maximum of 60 days, thereafter; the fee will be .45% each 15 day period for an additional 30 days for a maximum of 90 day advance. The Company may be obligated to purchase the receivable back from Rockland at the end of 90 days. During the three months ended March 31, 2006, we factored invoices totaling $20,231 in receivables. We received $18,926 in proceeds from the factor, with a balance due at March 31, 2006 from the factor agent of $1,305.

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

On May 11, 2006, the Company entered into a Financing Agreement with The CIT Group/Business Credit, Inc. that will allow the Company to borrow up to $20,000, with a maturity date of May 11, 2009. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Chase Bank prime rate. The Financing Agreement contains restrictions and covenants limiting, among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. Proceeds from the Financing Agreement were used to payoff indebtedness under the Rockland credit arrangement, which was terminated upon the closing of the Financing Agreement, as well as for working capital and other general purposes. As a result of the agreement, CIT has been granted a continuing security interest in substantially all of our assets.

4. ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

Effective January 1, 2006, the beginning of Aegis’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense will be recognized in the consolidated financial statements for granted stock options, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense, if any, to be recognized will include the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

As of December 31, 2005 and March 31, 2006, the Company did not issue stock options and other stock-based awards to certain employees and directors. As a result, the Company had no stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006.

5. EARNINGS/(LOSS) PER SHARE

The Company accounts for earnings per share (“EPS”) in accordance with SFAS No. 128 “Earnings Per Share”, which requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

Basic and diluted weighted average shares outstanding were computed as follows:

	Three months ended March 31, Amounts in Thousands
	2006	2005
Basic and Diluted (in thousands)
Weighted average common shares outstanding	1,147,217	660,053
Weighted average treasury shares	(476)	(476)

Shares used in EPS calculation	1,146,741	659,577

6. DEBT AND FINANCING FACILITIES

Essar Short Term Loan: On July 25, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The promissory note was in the amount of $1,500 in favor of Essar Global Limited. The Promissory Note was unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. During the three months ended September 31, 2005, the Company made an installment payment of $112. At March 31, 2006, the Company has an outstanding balance of $1,388 plus accumulated accrued interest. Subsequently, in connection with the Company’s Financing Agreement with CIT, the Company entered into a new Promissory Note, in the original principal amount of $1,440,837.97, payable to the order of Essar Infrastructure Limited, f/k/a Essar Global Limited, on substantially the same terms and conditions as the July 25, 2005 Promissory Note, which was cancelled.

Rockland Finance Commitment: On April 4, 2005, the Company entered into an agreement for credit financing up to $7,500 with Rockland Credit Finance, LLC (Rockland). By its terms, that credit financing agreement allows the Company to select, sell and assign some of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction.

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

Essar Credit Guarantee & Written Commitment on Deferment of Short Term Borrowings to Long-Term Debt: Essar has

provided credit extensions to the Company in the form of stand-by letters of credits through its financing facility with Exim Bank of India to cover certain bonding requirements in place, letters of credits related to the Company’s workers compensation contingent liabilities, and a credit facility to support operating capital requirements related to customer contract commitments.

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

On February 15, 2006, World Focus purchased the remaining debt outstanding relating to the Seventh Amended and Restated Secured Promissory Note, in the original principal amount of $1,884,500.54, payable to the order of Deutsche Bank AG London, acting through DB Advisors, LLC as investment advisor. Subsequently, in connection with the Company’s Financing Agreement with CIT, the Company entered into an Eighth Amended and Restated Secured Promissory Note, in the original principal amount of $1,975,269.00, payable to the order of World Focus, on substantially the same terms and conditions as the Seventh Amended and Restated Secured Promissory Note, which was cancelled.

7. COMMITMENTS AND CONTINGENCIES

The Company has agreements with some telephone long distance carriers which provide for annual minimum usage requirements. Effective July 1, 2005, the Company amended the current 7-year agreement to a revised 10-year agreement reducing our annual commitment usage from $7,400 annually to $3,400 annually and established a contract that allowed for review of rates for purchase of circuits and usage that is benchmarked competitively to reflect the use of the most productive technology configuration. For example, the Company was able to reduce the usage rate from 2.4 cent per minute to 1.84 cents per minute. As partial consideration for the extended term, AT&T provided a credit of all underutilized charges in the original contract form prior periods.

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation providing a financial grant of $886 initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. Under the grant, we were required to employ at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the grant. At December 31, 2005, we had met the 260 full time employee requirement, and accordingly, in the fourth quarter 2005, the Company reduced the accrual grant liability to $566 at December 31, 2005. At March 31, 2006, the accrued grant liability related to that contingency remains at $566.

The Company has an employment agreement with Kannan Ramasamy. The employment agreement provides for, upon the Company’s adoption of an employee stock option plan, a grant of options to purchase 3,450,000 shares of the Company’s common stock. The price of those options is the closing market price of the Company’s common stock on the date of grant. Mr. Ramasamy will receive a second option grant of 3,450,000 shares of Company common stock at a price equal to the closing market price of common stock on September 30, 2005. The options vest in three equal annual installments and terminate ten years from date of grant.

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

Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against us in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs apparently sought an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view had already been closed. The complaint also sought to specifically enforce our merger agreement with AllServe. Alternatively, the complaint sought payment of the $1,137 break-up fee as well as other monetary damages that, according to AllServe, exceed $50,000. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1,137 was accrued at December 31, 2004 to the subordinated debt-holders. Payment to the sub-debt holders is contingent upon the outcome of the Allserve litigation and may be net of expenses. Any amounts paid to Allserve will reduce the amount payable to the subordinated debt-holders, up to $1,137. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

We are party to legal proceedings incidental to our business. Claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

8. INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes. In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. These future tax benefits expire through 2022. The Company has not provided an income tax benefit to the operating losses incurred during 2005 or the first three months of 2006, as such benefit would exceed the projected realizable deferred tax asset.

9. RELATED PARTY TRANSACTIONS

On July 25, 2005, the Company executed a Promissory Note in the amount of $1,500 in favor of Essar. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. During the three months ended September 31, 2005, the Company made an installment payment of $112. The Company has a current balance outstanding to Essar at March 31, 2006 of $1,388 plus accumulated related interest. Subsequently, in connection with the Company’s Financing Agreement with CIT, the Company entered into a new Promissory Note, in the original principal amount of $1,440,837.97, payable to the order of Essar Infrastructure Limited, f/k/a Essar Global Limited, on substantially the same terms and conditions as the July 25, 2005 Promissory Note, which was cancelled.

In connection with the Company’s Financing Agreement with CIT, the Company entered into an Eighth Amended and Restated Secured Promissory Note, in the original principal amount of $1,975,269.00, payable to the order of World Focus, on substantially the same terms and conditions as the Seventh Amended and Restated Secured Promissory Note, which was cancelled.

Essar has invested greatly in the Company and has continued its support by providing key Essar personnel to assist the Company in strategic sales, marketing, operating finance and information technology functions. Those individuals are paid by Essar and provide services in their particular discipline for the Company.

During the three months ended March 31, 2006, the Company incurred a commission expenses related to sales and marketing payable to BTC Company, an Essar affiliate, of $416. At March 31, 2006, the Company owes BTC a commission due balance of $214.

The Company has continued to pursue cost reduction through the outsourcing of services in India to Aegis BPO Services Limited (Aegis BPO). Aegis BPO is a wholly owned subsidiary of Essar Global Ltd., which is also a significant shareholder of the Company through its ownership holdings through World Focus. The Company is in further discussions with Aegis BPO to outsource various accounting and financial, information technology, sales and marketing services to reduce overhead and to marshal resources through this partnership for a long-term competitive advantage. The Company remains in the planning stages of executing on its strategy of growing beyond the call center business to a full line of business process operating initiatives, some of which may be associated through partnerships with related parties. Because of the incompleteness of the relevant discussions, further disclosure at this time would be speculative and premature.

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement with Aegis BPO and SREI Infrastructure Finance Limited. Under that agreement, SREI loaned $4,000 to Aegis BPO to purchase VoIP equipment, which Aegis BPO subsequently leased to the Company over a 36 month period at a monthly lease cost of approximately $129. Consistent with FAS 13, that lease is accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

The Company has Master Service Agreements and related Statements of Work in process with Aegis BPO for the off-shore production of back office work related to call service operations, information technology support, payroll support and other back office functions that support the operations of the Company. Although Aegis BPO is an affiliate, we believe all contracts have been negotiated and entered into through arms length transactions at prices comparable to market rates.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Operating Costs:
Cost of services	70.7%	73.8%
Selling, general and administrative expenses	22.3%	40.3%
Depreciation and amortization	2.7%	11.2%
Restructuring charges	—	—

Total operating expenses	95.7%	125.3%

Operating income/(loss)	4.3%	-25.3%
Interest expense, net	1.7%	0.7%
Non-cash interest expense	%	2.4%

Income/(loss) before income taxes	2.6%	-28.4%
Income tax expense	—	—

Net income/(loss)	2.6%	-28.4%

Preferred stock dividends	—	—

Net income/(loss) applicable to common shareholders	2.6%	-28.4%

Executive Overview

During the fiscal quarter ended March 31, 2006, the management team focused on executing the substantial business generated from our customers participating in the MediCare Part D market. The execution required significant recruitment, training and deployment of associates and management across our 7 centers. These programs were time critical and we had to be “ready to serve” our customers to their planned level of activity by January 1, 2006 for the launch of the programs. The Company was able to meet the planned staffing and required skill levels for Humana, PharmaCare Management Services and NationsHealth. Furthermore, during the quarter, we were able to see further growth in requirements of our Telecom customers as they began their marketing and acquisition efforts.

As we worked into the quarter and our customers in the MediCare Part D market got a better sense of the capacity requirement based on the market response to their products, they came back with changes. In March 2006, NaionsHealth, which had begun services with the Company in November 2005, ceased services from the Company’s Port Lucie, Florida call center. When combined with an earlier termination for convenience of services by NationsHealth at the Company’s New York City call center, the Company’s services to NationsHealth ceased. We were able, to an extent, transfer the staff to provide additional required capacity to the other Part D clients and our Telecom clients.

The Company continued to expand on its VOIP implementation by taking the capability to the centers planned in the second phase of our implementation. The Company also made substantial progress towards its goal of reducing financing costs by negotiating a financing arrangement with CIT Financial Services LLC, which was entered into on May 11, 2006.

Revenues. For the quarter ended March 31, 2006, revenues from continuing operations were $29,811 versus $15,639 in the first quarter 2005, an increase of $14,172, or 91%. This growth in revenues was mainly attributable to the increase on account of Medicare Part D customers. Additionally, there was an increase in business received from our existing customers, Western Union, Comcast and Bell South.

Revenue Mix. Inbound CRM and non-voice services continued to be responsible for the majority of our revenues in the first quarter 2006. Together those two service areas accounted for approximately $26,300 (88.2%) of our revenues, as compared to $14,500 (92.7%) in the first quarter 2005. Outbound CRM revenue accounted for approximately $3,500 (11.8%) of total revenues for the three months ended March 31, 2006 as compared to $1,100 (7.3%) due to a renewed focus on our customer acquisitions by our telecom clients.

For the three months ended March 31, 2006 and 2005, the mix of revenues was as follows:

	Three Months Ended March 31,
	2006	%	2005	%
	(Dollars in millions)
Inbound CRM	$24.5	82.1%	$12.9	82.2%
Outbound CRM	3.5	11.8%	1.1	7.3%
Non-Voice & Other	1.8	6.1%	1.6	10.5%

Total revenues	$29.8	100.0%	$15.6	100.0%

Revenue Concentration. We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients or a significant decline in business with any of these clients individually or as a group, or our inability to collect amounts owed to us by such clients, could have, and in the past have had, a material adverse effect on our business.

An example of this is the decision by AT&T during 2004 to reduce and discontinue its outbound acquisition services. For the three months ended March 31, 2006, our three major clients with revenues over 10% accounting for approximately $12,800 (42.8%) of our total revenues as compared to five major clients, accounting for approximately $10,900 (69%) for the first quarter 2005. Our revenue concentration for these customers was as follows:

		Three Months Ended March 31,
Client	Industry Segment	2006	%	2005	%
		(Dollars in millions)
Humana	Healthcare	$5.7	19.1%	—	—%
NationsHealth	Healthcare	4.0	13.3%	—	—%
PharmaCare	Healthcare	3.1	10.4%	—	—%

	Subtotal	12.8	42.8%	—	—%
AT&T	Telecommunications	1.7	5.5%	$1.8	11.4%
JM Family	Insurance Services	0.6	1.9%	2.3	14.4%
Qwest	Telecommunications	2.5	8.5%	2.9	18.5%
American Express	Financial Services	2.0	6.6%	1.8	11.3%
Western Union	Financial Services	2.7	1.9%	2.1	13.4%

	Total	$22.6	67.2%	$10.9	69.0%

Though our revenues have historically been concentrated within the telecommunications industry segment, the Company has been able to diversify into other areas of healthcare related enrollment and customer services work through the association with Humana, PharmaCare and NationsHealth. The Company, through its penetration in the healthcare industry has focused in diversifying its call center activities beyond the telecommunications industrial base. The telecommunications industry was under significant economic pressures from 2003 through 2005; however, the industry appears to be showing signs of stronger activity in the 1st quarter 2006.

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

On February 14, 2005, we signed an agreement with Aegis BPO Services, Ltd., a subsidiary of Essar, to provide additional outsourcing alternatives to our clients for our CRM needs. During the second Quarter 2005, we moved the Qwest Communications processes from WNS to an Aegis BPO center in Bangalore India. The Company also successfully implemented an offshore launch of call services for Bell South in the third quarter of 2005 at the Hyderabad center of Aegis BPO. Offshore capacity provides clients with a highly educated workforce, lower costs and 24-hour coverage. The growth of such offshore-based CRM has outpaced domestic growth in recent years. The Company is attempting to become competitive for this segment of the industry as part of its strategy to increase revenues. However, there can be no assurance that the Company will be successful in competing for this business. The Company was able to increase its Bell South business at the Hyderabad Center effective March 30, 2006.

Cost of Services Cost of services increased by approximately $9.5 million, or 82.6%, from $11.5 million for the quarter ended March 31, 2005 to $21.1 million for the first quarter in 2006. Cost of services as a percentage of sales decreased from 73.8% for the three months ended March 31, 2005 to 70.7% for the comparable period in 2006. The absolute increase in the cost of services is attributable to more services. The lower percentage in 2006 represents increased efficiencies in operating costs related to production costs for the same period in 2005.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased $334 from $6,304 for the three months ended March 31, 2005 to $6,638 for the three months ended March 31, 2006. The increase is mainly attributable to approximately $1,700 costs related to settlement and exit cost related to one of our healthcare related CSR programs, offset by cost reductions related to efficient cost strategies of sales and marketing expenses outsourced to Business Transformation Corporation and other administrative costs reductions incorporated through the 2005 year end.

Depreciation and Amortization Depreciation and amortization expenses decreased $932, from $1,746 for the three months ended March 31, 2005 to $814 for the three months ended March 31, 2006. The reduction in depreciation expense is due to the effects of reduced capital spending coupled with a mature asset base becoming fully depreciated.

Interest Expense, net Net interest expense increased $365 from $104 for the three months ended March 31, 2005 to $469 for the three months ended March 31, 2006. The increase is mainly representative of increased expenses and costs related to the Rockland finance agreement higher interest rates and management fees as compared to the Wells Fargo Foothill credit facility during the comparable period last year.

Non-cash interest expense Non-cash interest expense decreased 90%, or from $382 for the three months ended March 31, 2005 to $38 for the three months ended March 31, 2006. The decrease attributable to the elimination of the notes held by World Focus, an Essar affiliate, which were converted into common stock December 38, 2005.

Income Tax Provision Unlike periods in the recent pass in which we generated net operating losses for income tax purposes, the Company has recorded a profit for the three months ended March 31, 2006. We recognize a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2022. Management regularly evaluates the Company’s ability to realize its deferred tax asset, and determined as of December 31, 2005, that more likely than not, the deferred tax asset would not be realized in the near future. We have allocated a valuation allowance representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. The income tax benefit from the operating losses incurred during first quarter 2006 and 2005 were offset by the Company’s valuation allowance since the benefit would exceed the projected realizable deferred tax asset. The Company has entered into transactions which may have an impact as to the ability to absorb Net Operating Losses in the future based on Section 382 income tax rulings.

FINANCIAL CONDITION

Liquidity and capital resources. The following table sets forth unaudited information from our statements of cash flows for the periods indicated:

	Three months ended March 31,
	2006	2005
	(Dollars in millions)
Net cash provided by (used in) operating activities	$0.6	$0.1
Net cash used in investing activities	0	(1.2)
Net cash (used in) provided by financing activities	(0.9)	1.1

Net (decrease) increase in cash and cash equivalents	$(0.3)	$—

We have historically utilized cash flow from operations, available borrowing capacity under a revolving line of credit, subordinated indebtedness provided by some of our stockholders, and the issuance of convertible preferred stock to meet our liquidity needs. Because the Company’s previous credit facility with Wells Fargo Foothill was too restrictive as to its covenants, on April 4, 2005, the Company replaced the Foothill Facility with an alternative credit arrangement with Rockland Credit Finance LLC. The Rockland credit facility was subsequently amended on August 22, 2005. The Company has entered into an agreement with CIT Financial LLC, which should provide increased source of funding availability coupled with lower cost of funds.

Cash provided in operating activities for the three months ended March 31, 2006 was $640 as compared to cash provided of $102 for the same period in 2005. The $640 was mainly comprised of operating profits of $765 income and $814 non cash depreciation expense offset by working capital reductions of increases in receivables of $2,975 less payables increase of $2.059 during the three months ended March 31, 2006.

Cash provided in investing activities was zero in the three months ended March 31, 2006 as compared to cash provided of $1,234 in the three months ended March 31, 2005. The change from 2005 vs. 2006 is attributable to restricted cash balances for letters of credit under the Company’s Wells Fargo credit facility, which were no longer required when the Wells Fargo facility was replaced in the second quarter of 2005.

Cash used in financing activities was $910 in the three months ended March 31, 2006 as compared to cash used of $1,132 in the three months ended March 31, 2005. The cash used in 2006 was mainly attributable to payments $904 related to payments of revolver balance during the quarter offset by capital lease payments.

In 2005, Essar arranged for the posting of certain letters of credit from Exim Bank in India to cover bonding requirements, workers compensation contingent liabilities and customer contract commitments related to certain operation of the Company. These letters of credit were renewed by Essar during the first quarter 2006 providing ongoing credit facilities on those workers compensation and bonding requirements. On April 4, 2005, the Company entered into a new financing agreement with Rockland to provide working capital funding to the Company, which agreement was supplemented with an addendum in August 2005. The Company now expects to replace the Rockland facility, as amended, by the end of May 2006 with a new receivables backed borrowing base credit facility with CIT Financial Services LLC. The Company believes that, with its turnaround strategy and business plan initiative put in place by the management team as well as reduced debt load from 2005, the Company should be sufficiently situated to continue its profitable operations and execution on its plans.

Accounts Receivable

Accounts receivable at March 31, 2006 were $12,271, as compared to $9,296 at December 31, 2005. The Company’s revenues and related accounts receivable are spread evenly between telecommunications, financial services, healthcare service products and other individual service related products. The Company has been able to diversify into other industries as evidenced by the healthcare related work initiated during the 4th quarter 2005 and through the 2006 period to date.

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

As of March 31, 2006, the Company recorded on its balance sheet accounts receivable of approximately $12,271, net of allowance for doubtful accounts of approximately $86. In the first quarter 2006, we factored invoices totaling $20,231 in receivables. We received $18,926 in proceeds from the factor, with a balance due at March 31, 2006 from the factor agent of $1,305.

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

On May 11, 2006, the Company entered into a Financing Agreement with CIT, and the Rockland credit arrangement was terminated.

Related Party Short Term Borrowings

On July 25, 2005, the Company executed a promissory note in favor of Essar Global Limited in the amount of $1,500. The promissory note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. During the three months ended September 31, 2005, the Company made an installment payment of $112 thousand. At March 31, 2006, the Company has an outstanding balance of $1,388 plus accumulated accrued interest. Subsequently, in connection with the Company’s Financing Agreement with CIT, the Company entered into a new Promissory Note, in the original principal amount of $1,440,837.97, payable to the order of Essar Infrastructure Limited, f/k/a Essar Global Limited, on substantially the same terms and conditions as the July 25, 2005 Promissory Note, which was cancelled.

In connection with the Company’s Financing Agreement with CIT, the Company entered into an Eighth Amended and Restated Secured Promissory Note, in the original principal amount of $1,975,269.00, payable to the order of World Focus, on substantially the same terms and conditions as the Seventh Amended and Restated Secured Promissory Note, which was cancelled.

Related Party – Other

Essar Global Limited has invested greatly in the Company and has continued its support by providing key Essar personnel to assist the Company in strategic sales, marketing, operating finance and information technology functions. Those individuals are paid by Essar and provide services in their particular discipline for the Company.

On May 6, 2005, the Company announced that Richard N. Ferry resigned from his positions as President and Chief Executive Officer of the Company and from all other officer positions held with the Company’s subsidiaries effective as of April 30, 2005. Mr. Ferry continues to serve in the capacity as a director of the Company’s Board of Directors. On May 6, 2005, the Company announced that Kannan Ramasamy has been elected President and Chief Executive Officer and as a director on the Board of Directors of the Company effective as of May 1, 2005.

The Company has continued to pursue cost reduction initiatives moving some contracting services in India from WNS Services to Aegis BPO Services Limited Aegis BPO. Aegis BPO is a wholly owned subsidiary of Essar, which is also a significant shareholder of the Company. The Company is in further discussions with Aegis BPO to outsource various accounting and financial, information technology, sales and marketing services to reduce overhead and to marshal resources through this partnership for a long-term competitive advantage. The Company remains in the planning stages of executing on its strategy of growing beyond the call center business to a full line of business process operating initiatives, some of which may be associated through partnerships with related parties. Because of the incompleteness of the relevant discussions, further disclosure at this time would be speculative and premature.

Effective July 1, 2005, the Company entered into an agreement with Business Transformation Consulting Inc., under which Business Transformation provides a sales function for the Company on an outsourced basis. Business Transformation is a wholly-owned subsidiary of Essar which is an affiliate of the Company. Through this relationship, the Company out-sources all of its sales and marketing functions, including its client prospecting, market research, leads generation, customer acquisitions, up-selling, cross-selling, “building loyalty “ programs and relationship management services to support its inbound and outbound telephone offerings. Under this program, all of the Company’s sales and marketing personnel have been hired by Business Transformation for the exclusive right to market and sell for the Company. Business Transformation is responsible for all costs including but not limited to salaries, commissions, travel, and presentation, and the Company is obligated to pay commissions to Business Transformation on any new business that they bring to the Company going forward.

During the three months ended March 31, 2006, the Company recorded a savings of $354 in sales and marketing expenses that the Business Transformation Company incurred. During the three months ended March 31, 2006, the Company incurred a commission expense of $416. At March 31, 2006, the Company owes Business Transformation a commission due balance of $252.

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement with Aegis BPO, and SREI Infrastructure Finance Limited. Under that agreement, SREI loaned $4,000 to Aegis BPO to purchase VoIP equipment, which Aegis BPO subsequently leased to the Company over a 36 month period at a monthly lease cost of approximately $129. Consistent with FAS 13, that lease is accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

The Company has Master Service Agreements and related Statements of Work in process with Aegis BPO for the off-shore production of back office work related to call service operations, information technology support, payroll support and other back office functions that support the operations of the Company. Although Aegis BPO is an affiliate, we believe all contracts have been negotiated and entered into through arms length transactions at prices comparable to market rates.

Contractual Obligations and Commercial Commitments

The Company has agreements with some telephone long distance carriers which provide for annual minimum usage requirements. Effective July 1, 2005, the Company amended the current 7-year agreement to a revised 10-year agreement reducing our annual commitment usage from $7,400 annually to $3,400 annually and established a contract that allowed for review of rates for purchase of circuits and usage that is benchmarked competitively to reflect the use of the most productive technology configuration. For example, the Company was able to reduce the usage rate from 2.4 cent per minute to 1.84 cents per minute. As partial consideration for the extended term, AT&T provided a credit of all underutilized charges in the original contract form prior periods.

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation giving to us a financial grant of $886 initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. Under the grant, we were required to employ at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the Grant. At December 31, 2005, we had met the required 260 full time employee requirement, and accordingly, in the fourth quarter 2005, the Company reduced the $884 accrual set on the books at December 31, 2004 to $566 at December 31, 2005. At March 31, 2006, the accrual related to that contingency remains at $566.

The Company has an employment agreement with Kannan Ramasamy. The employment agreement provides for, upon the Company’s adoption of an employee stock option plan, a grant of options to purchase 3,450,000 shares of the Company’s common stock. The price of those options is the closing market price of the Company’s common stock on the date of grant. Mr. Ramasamy will receive a second option grant of 3,450,000 shares of common stock of the Company at a price equal to the closing market price of common stock on September 30, 2005. The options vest in three equal annual installments and terminate ten years from date of grant.

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

Additionally, on November 12, 2003, AllServe and its wholly-owned subsidiary AllServe Systems, Inc. filed suit against the Company in the Court of Chancery of the State of Delaware. Based on the complaint, the plaintiffs apparently sought an injunction to prevent us from closing the transaction with Deutsche Bank and Essar, which in our view had already been closed. The complaint also sought to specifically enforce our merger agreement with AllServe. Alternatively, the complaint sought payment of the $1,137 break-up fee as well as other monetary damages that, according to AllServe, exceeds $50,000. We deny that AllServe is entitled to any injunctive relief, payment of the break-up fee or any other damages or payments. The $1,137 was accrued at December 31, 2004 to the subordinated debt-holders. Payment to the sub-debt holders is contingent upon the outcome of the Allserve litigation and may be net of expenses. Any amounts paid to Allserve will reduce the amount payable to the subordinated debt-holders, up to $1,137. At this time it is not possible to accurately predict the outcome of this lawsuit. We intend to contest this lawsuit vigorously.

We are party to other legal proceedings incidental to our business. Claims arising in the ordinary course of business have been filed or are pending against us. Management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Aegis.

Long-Term Debt

On November 5, 2003, Deutsche Bank and Essar purchased three-year promissory notes in the aggregate principal amount of approximately $28,200 from the Company. Those notes had a floating interest rate equal to the three-month London Interbank Borrowing Offered Rate plus 0.50%. Interest under the notes is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of the notes. On February 2004, the Company had paid $10,000, $5,000 to each Deutsche Bank and Essar. On December 28, 2005, the Company executed an agreement to exchange its debt of approximately $18,501 thousand for 487,164,604 shares of Company stock.

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

On August 22, 2005, the Company entered into an addendum to its agreement for credit financing with Rockland, which it entered into on April 4, 2005. The credit financing agreement addendum has an initial term of 120-days, and the Company may request one or more 90-day extensions from Rockland. As a precondition to the credit financing agreement addendum, the Company must induce Essar Global Limited to extend the term of the promissory note in the amount of $1,388 to a date that is 90 days after the expiration of the credit financing agreement addendum, including all applicable extensions. By its terms, and construed together with the initial credit financing agreement, the credit financing agreement addendum allows the Company to assign, on a once per month basis, all of its unbilled accounts receivable to Rockland, subject in each case to Rockland’s prior review, selection and acceptance of some of those unbilled accounts. The credit financing agreement and addendum prohibit the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular unbilled account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. During its term, the credit financing agreement addendum also prohibits the Company from using cash from its operations to repay any of its outstanding debts owed to third parties other than Rockland. Subsequently, on May 11, 2006, the Company entered into a Financing Agreement with The CIT Group/Business Credit, Inc. that will allow the Company to borrow up to $20,000, with a maturity date of May 11, 2009. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Chase Bank prime rate. The Financing Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. Proceeds from the Financing Agreement were used to payoff indebtedness under the Rockland credit arrangement, which was terminated upon the closing of the Financing Agreement, as well as for working capital and other general purposes. As a result of the agreement, CIT has been granted a continuing security interest in substantially all of our assets.

Effective August 8, 2005, the Company entered into a tri-party Networking Equipment Lease Agreement between Aegis BPO, a wholly owned subsidiary of Essar, and SREI Infrastructure Finance Limited. Under that agreement SREI loaned $4,000 to Aegis BPO to purchase VoIP equipment, which Aegis BPO subsequently leased to the Company over a 36 month period at a monthly lease cost of approximately $129. Consistent with FAS 13, that lease is accounted for as a capital lease depreciated over the life of the lease and lease payments are charged against capital lease liability and interest expense.

INFLATION

In the opinion of the Company’s management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended March 31, 2006, the Company did not experience any material changes in market risk exposures affecting the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this report, management performed, with the participation of our chief executive officer (who is also the chief financial officer) and our chief accounting officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, management concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not adequately effective.

Based upon this assessment, management determined we had the following material financial reporting and control deficiencies.

Deficiencies and Corrective Actions Relating to the Company’s Internal Controls over Financial Reporting:

During the course of the audit it was observed that there were financial weaknesses due to lack of adequate staff in the accounting and finance functions of the Company. The Company is making further progress in improving the effectiveness of the process support from its efforts since fourth quarter 2005 to outsource parts of its accounting processes offshore to Aegis BPO to realize the benefits of a cost efficient back office. These services have been migrated and are being stabilized. This movement of process would enable the more experienced team based in the US to focus on addressing the issues of controls as in our 10-K and provided in the following dialogue.

To correct this material weakness, checklists and calendars will be reinstituted delineating tasks, preparation and review responsibilities targeting specific completion dates. These checklists provide evidentiary support of work performed and reviewed. The checklists are a source of documentation internally and to our offshore resources supporting their work to be accomplished, and the outsource resources will be held accountable to report to Company personnel directly on a daily basis for work responsibilities as well as held accountable for monthly closing procedures in timely basis. These checklists and timelines were instituted on March 31, 2006 for the Company’s 1st Quarter 10-Q report. The Company’s Vice President of Finance & Accounts will report to the Audit Committee of the controls and processes in place and report quarterly to the Audit Committee any unfavorable variance from plan going forward. During 2006, we also intend to hire additional accounting personnel, increase management oversight of payroll, accounting and reporting functions in our offices along with our outside off shore resources. The Company has mitigated effects of the Accounting Manager’s departure as the timing was after effective closing of the books for the quarter, and had initiated a search for a replacement immediately. Such replacement could be in effect upon same timing of the filing of this statement. All candidates will be of equivalent or superior training, a Certified Public Accountant in good standing with his state and seasoned with SEC reporting experience.

Management believes that the above remediation measures, will address the material weaknesses described above. The Board of Directors and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors previously disclosed in the Company’s most recent annual report on From 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None
(b)	None

(c)

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
01/01/06 - 02/04/06	—	—	n/a	n/a
02/05/06 - 03/04/06	113,303,304	$0.0015	n/a	n/a
03/05/06 - 01/04/06	—	—	n/a	n/a
Total.	113,303,304	$0.0015

a)	On February 15, 2006, World Focus, which is a significant shareholder of the Company, purchased 113,303,304 common shares of the Company that were owned by Deutsche Bank @ $0.0015 per share. There is no publicly announced plan or program to repurchase Company shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Aegis Communications Group, Inc.

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s common stock (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).

4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended June 30, 1994).

10.1	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.2	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.3	Second Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

10.4	Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.5	Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.6	Subsidiary Guaranty dated as of November 5, 2003 (Incorporated by reference to Exhibit 10.46 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.7	General Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as agent for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.50 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.8	Trademark Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.51 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.9	Copyright Collateral Assignment and Security Agreement, dated as of January 26, 2004, by and among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto and Wilmington Trust Company, as collateral trustee for Deutsche Bank AG—London Acting Through DB Advisors, LLC and Essar Global Limited 2003 (Incorporated by reference to Exhibit 10.52 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.10	Amendment No. 1 to Subsidiary Guaranty, dated as of January 26, 2004, among Advanced Telemarketing Corporation, IQI, Inc., LEXI International, Inc., Interserv Services Corporation, Deutsche Bank AG London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee 2003 (Incorporated by reference to Exhibit 10.54 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003).

10.11	Collateral Trustee Agreement, dated as of January 26, 2004, among Aegis Communications Group, Inc., its subsidiaries that are signatories thereto, Deutsche Bank AG—London, acting through DB Advisors, LLC, Essar Global Limited and Wilmington Trust Company, as Collateral Trustee (2003 (Incorporated by reference to Exhibit 10.55 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)(exhibits excluded).

10.12	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Kannan Ramasamy dated September 30, 2004, (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.13	Transition Agreement, dated as of May 3, 2005, between Aegis Communications Group, Inc. and Richard N. Ferry (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2005).

10.14	Sales and Marketing Outsourcing Agreement, dated July 1, 2005, between Aegis Communications Group, Inc. and Business Transformation Consulting Inc. (Incorporated by reference to Exhibit 10.61 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.15	Networking Equipment Lease Agreement, dated August 8, 2005, between Aegis Communications Group, Inc., Aegis BPO Services Ltd, and SREI Infrastructure Finance Limited (Incorporated by reference to Exhibit 10.62 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.16	Master Agreement, dated July 29, 2005, between Aegis Communications Group, Inc. and AT&T (Incorporated by reference to Exhibit 10.63 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.17	Master Teleservices Agreement, dated November 1, 2005, between Aegis Communications Group, Inc. and PharmaCare Management Services, Inc. and its PharmaCare Affiliates (Incorporated by reference to Exhibit 10.64 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.18	Master Services Agreement, dated February 14, 2005, between Aegis Communications Group, Inc. and Aegis BPO Services Ltd. (Incorporated by reference to Exhibit 10.65 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.19	Debt Conversion Agreement, dated November 30, 2005, between Aegis Communications Group, Inc. and World Focus (Incorporated by reference to Exhibit 10.28 of the registrant’s Form 10-K Annual Report for the period ended December 31, 2005).

10.20	Supplement to Employment Agreement, dated as of September 14, 2005, between Aegis Communications Group, Inc. and Kannan Ramasamy (Incorporated by reference to Exhibit 10.29 of the registrant’s Form 10-K Annual Report for the period ended December 31, 2005).

10.21	First Amendment to Collateral Trustee Agreement, among Aegis Communications Group, Inc. and each of its subsidiaries listed on the signature pages thereto, and World Focus (filed herewith).

10.22	Financing Agreement, dated May 11, 2006, among The CIT Group/Business Credit, Inc., the Lenders that are parties thereto, Aegis Communications Group, Inc., Advanced Telemarketing Corporation, IQI, Inc., Lexi International, Inc., and Interserv Services Corporation (filed herewith).

10.23	Letter Agreement, dated May 11, 2006, among Aegis Communications Group, Inc., Advanced Telemarketing Corporation, IQI, Inc., Lexi International, Inc., and Interserv Services Corporation, and The CIT Group/Business Credit, Inc (filed herewith).

10.24	Pledge Agreement, dated May 11, 2006, between Aegis Communications Group, Inc. and The CIT Group/Business Credit, Inc (filed herewith).

10.25	Revolving Loan Promissory Note, dated May 11, 2006, in the original principal amount of $20,000,000, payable to the order of The CIT Group/Business Credit, Inc (filed herewith).

10.26	Promissory Note, dated May 11, 2006, in the original principal amount of $1,440, 837.97, payable to the order of Essar Infrastructure Limited, f/k/a Essar Global Limited (filed herewith).

10.27	Eighth Amended and Restated Secured Promissory Note, in the original principal amount of $1,975,269.00, payable to the order of World Focus (filed herewith).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the registrant’s Form 10-K Annual Report for the year ended June 30, 1998).

23.1	Consent of BDO Seidman, LLP, dated March 30, 2006 (Incorporated by reference to Exhibit 23.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

23.2	Consent of Russell, Bedford, Stefanou & Mirchanadi, LLP, dated March 31, 2006 (Incorporated by reference to Exhibit 23.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)

Dated: May 12, 2006	By:	/s/ KANNAN RAMASAMY
Kannan Ramasamy
President, Chief Executive Officer & Director