Form 10-Q
period 2006-06-30
AEGIS COMMUNICATIONS GROUP INC
filed 2006-08-07
CIK 778426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding on August 7, 2006
COMMON STOCK $.01 PAR VALUE	1,147,217,086

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aegis Communications Group, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)	Audited
Assets
Current assets:
Cash and cash equivalents	$—	$270
Accounts receivable—trade, less allowance for doubtful accounts of $86 and $86, respectively	17,849	9,296
Accounts receivable due from related party	—	—
Prepaid expenses and other assets	794	869

Total current assets	18,643	10,435
Property and equipment, net of accumulated depreciation of $30,420 and $28,851, respectively	6,053	7,490
Deferred financing costs, net of accumulated amortization of $4,180 and $4,166, respectively	10	24
Other assets	166	166

	$24,872	$18,115

	June 30, 2006	December 31, 2005
	(unaudited)	Audited
Liabilities & Shareholders’ Deficit
Current liabilities:
Short term revolver	$4,192	$904
Accounts payable	6,646	6,281
Accrued compensation expense and related liabilities	610	962
Accrued interest expense	19	47
Other current liabilities	11,041	9,405
Current portion of equipment capital lease with Aegis BPO	1,299	1,239
Short-term note payable, net of discount $34 and $10, respectively	3,354	1,609

Total current liabilities	27,161	20,447
Long term notes payable, net of discount of $73 in 2005	—	1,617
Capital lease obligations, net of current portions with Aegis BPO	1,804	2,468
Other Long-Term Liabilities	275	304
Commitments and contingencies
Shareholders’ deficit:
Preferred Stock, $.01 par value, 2,000,000 shares authorized; 29,778 convertible, $.36 cumulative Series B shares issued and outstanding in 2006 and 2005 .	—	—
Common stock, $.01 par value, 2,000,000,000 shares authorized; 1,147,217,086 shares issued and outstanding in 2006 and 2005	11,472	11,472
Additional paid-in capital	150,603	150,603
Treasury shares; at cost, 475,600 held in 2006 and 2005	(1,199)	(1,199)
Accumulated deficit	(165,244)	(167,597)

Total shareholders’ deficit	(4,368)	(6,721)

	$24,872	$18,115

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Revenues	$25,629	$15,807	$55,440	$31,446
Operating costs:
Cost of services	17,267	11,732	38,354	23,278
Selling, general and administrative expenses	5,545	5,995	12,183	12,300
Depreciation and amortization	768	1,847	1,582	3,593

Total operating expenses	23,580	19,574	52,119	39,171

Operating income/(loss)	2,049	(3,767)	3,321	(7,725)
Interest expense, net	220	215	689	319
Non-cash interest expense	127	411	165	793

Income/(loss) from continuing operations before income taxes	1,702	(4,393)	2,467	(8,837)

Income taxes expense	114	—	114	—

Net income/(loss)	1,588	(4,393)	2,353	(8,837)

Preferred stock dividends	—	—	—	—

Net income/(loss) applicable to common shareholders	$1,588	$(4,393)	$2,353	$(8,837)

Basic and diluted income/(loss) per common share	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average shares of common stock outstanding(in thousands):
Basic	1,146,741	659,577	1,146,741	659,577
Diluted	1,146,741	659,577	1,146,741	659,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Aegis Communications Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Month Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income/(loss)	$2,353	$(8,837)
Adjustments to reconcile income/(loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,582	3,592
Non-cash interest expense	116	198
Amortization of Note Payable discount	49	475
Non-cash gain on lease transaction	—	(673)
Changes in operating assets and liabilities:
Accounts receivable	(8,553)	3,956
Prepaid and other current assets	75	260
Other assets	—	—
Accounts payable and other accrued liabilities	(53)	2,153
Other liabilities	1,607	(1,108)
Other	3	—

Net cash provided by (used in) operating activities	(2,821)	16
INVESTING ACTIVITIES
Capital expenditures	(133)	(258)
Restricted cash	—	834

Net cash provided by (used in) investing activities	(133)	576

FINANCING ACTIVITIES
Payments on revolving line of credit (Rockland)	(1,904)	(15,612)
Proceeds from revolving line of credit (Rockland)	1,000	15,612
Payments on revolving line of credit (CIT)	(11,954)	—
Proceeds from revolving line of credit (CIT)	16,146	—
Payments on capital lease obligations	(604)	(175)
Payment on notes payable – Deutsche Bank/Essar	—	(1,250)
Proceeds from Notes Payable—Essar	—	1,250

Net cash provided by (used in) financing activities	2,684	(175)

Net decrease / increase in cash and cash equivalents	(270)	417
Cash and cash equivalents at beginning of period	270	—

Cash and cash equivalents at end of period	$—	$417

Supplemental information on non-cash activities:

Supplemental information for cash paid during the period for:
Interest	$689	$303
Taxes	$59	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AEGIS COMMUNICATIONS GROUP, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share data and where noted)

June 30, 2006

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Aegis Communications Group, Inc. and its subsidiaries (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and no material changes have occurred with respect to these policies. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire current year.

2. PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock and has issued and outstanding 29,778 shares as of June 30, 2006 and December 31, 2005, through its Series B Preferred Stock. Such shares are convertible into shares of Common Stock at a conversion ratio of one share of Series B Preferred Stock for two shares of Common Stock, and pay cumulative cash dividends at the annual rate of $0.36 per share. The Series B Preferred Stock has a liquidation preference of $3.60 per share. Accrued dividends payable were $209 at June 30, 2006 and December 31, 2005. Accrued dividends are classified as other accrued liabilities on the accompanying consolidated balance sheet.

3. ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2006 were $17,849, as compared to $9,296 at December 31, 2005. The Company’s revenues and related accounts receivable are spread evenly between telecommunications, financial services, healthcare service products and other individual service related products.

On April 4, 2005, the Company entered into a financing agreement with Rockland Credit Finance, LLC (Rockland) for a maximum borrowing of up to $7,500. The arrangement was based on recourse factoring of the Company’s accounts receivables. Substantially all cash and accounts receivable of the Company were pledged as collateral for the Rockland facility. Under the arrangement, Rockland typically advanced to the Company 85% of the total amount of accounts receivable factored. Rockland retained 15% of the outstanding factored accounts receivable as a reserve, which it held until the customer paid the factored invoice to Rockland. The cost of funds for the accounts receivable portion of the borrowings with Rockland was .75% for each 30-day period up to a maximum of 60 days, thereafter; the fee was .45% each 15 day period for an additional 30 days for a maximum of 90 day advance. The Company could have been obligated to purchase the receivable back from Rockland at the end of 90 days. In the second quarter 2006, we factored invoices totaling $7,107 in receivables, resulting in net proceeds of $6,040 .

On May 11, 2006, the Company entered into a Financing Agreement with The CIT Group/Business Credit, Inc. (“CIT”) that will allow the Company to borrow up to $20,000, with a maturity date of May 11, 2009. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate and the Chase Bank prime rate. The Financing Agreement contains restrictions and covenants limiting, among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. Proceeds from the Financing Agreement were used to payoff indebtedness under the Rockland credit arrangement which totaled $1,859, which was terminated upon the closing of the Financing Agreement, as well as for working capital and other general purposes. As a result of the agreement, CIT has been granted a continuing security interest in substantially all of our assets, including the Company’s accounts receivable.

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

As of December 31, 2005 and June 30, 2006, the Company had no stock options or other stock-based awards issued to any of its employees and directors. As a result, the Company had no stock-based compensation expense recognized in the consolidated statement of operations for the three months and six months ended June 30, 2006.

5. EARNINGS/(LOSS) PER SHARE

The Company accounts for earnings (losses) per share (“EPS”) in accordance with SFAS No. 128 “Earnings Per Share”, which requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

Basic and diluted weighted average shares outstanding were computed as follows:

	3 Months Ended June 30		6 Months Ended June 30
	2006	2005	2006	2005
Basic and Diluted (in thousands)	—	—	—	—
Weighted average common shares outstanding	1,147,217	660,053	1,147,217	660,053
Weighted average treasury shares	(476)	(476)	(476)	(476)

Shares used in EPS calculation	1,146,741	659,577	1,146,741	659,577

6. DEBT AND FINANCING FACILITIES

Essar Short Term Loan: On July 25, 2005, the Company executed a Promissory Note in favor of Essar Global Limited. The promissory note was in the amount of $1,500 in favor of Essar Global Limited. The Promissory Note was unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. On May 11, 2006, in connection with the Company’s Financing Agreement with CIT, the Company entered into a new Promissory Note, in the original principal amount of $1,441 payable to the order of Essar Infrastructure Limited, f/k/a Essar Global Limited, on substantially the same terms and conditions as the July 25, 2005 Promissory Note, which was cancelled. At June 30, 2006, the Company has an outstanding balance of $1,388 plus accumulated accrued interest

Rockland Finance Commitment: On April 4, 2005, the Company entered into an agreement for credit financing up to $7,500 with Rockland Credit Finance, LLC (Rockland). By its terms, that credit financing agreement allowed the Company to select, sell and assign some of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts.

CIT Commitment: On May 11, 2006, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) with a maximum borrowing limit of $20,000 with a maturity date of May 11, 2009. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate (LIBOR) and the Chase Bank prime rate. The Financing Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets, and capital expenditures. Proceeds from the Financing Agreement were used to payoff indebtedness under the Rockland credit arrangement, which was terminated upon the closing of the Financing Agreement, as well as for working capital and other general purposes. As a result of the agreement, CIT has been granted a continuing security interest in substantially all of our assets, including the Company’s accounts receivable. As of June 30, 2006, the balance outstanding totaled $4,192.

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

On May 11, 2006, in connection with the Company’s Financing Agreement with CIT, the Company entered into an Eighth Amended and Restated Secured Promissory Note, in the original principal amount of $1,975, payable to the order of World Focus. The Secured Promissory Note has a floating interest rate equal to the three-month LIBOR rate plus 0.50%. Interest under the Secured Promissory Note is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of that note.

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

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation providing a financial grant of $886 initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. Under the grant, we were required to employ at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the grant. At December 31, 2005, we had met the 260 full time employee requirement, and accordingly, in the fourth quarter 2005, the Company reduced the accrual grant liability to $566 at December 31, 2005. At June 30, 2006, the accrued grant liability related to that contingency remains at $566.

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

8. INCOME TAXES

The Company has historically generated net operating losses as measured for income tax purposes. In the past, the Company recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. Due to an ownership change and the separate return limitation year rules, the utilization of net operating losses and tax credits may be limited in future years. These future tax benefits expire through 2022. The Company has provided an income tax expense based on the Company’s alternative minimum tax computation.

The Company’s accrued income tax expense for the three and six months are as follows:

	3 Months Ended June 30		6 Months Ended June 30
	2006	2005	2006	2005
Federal Income Tax - Current	$55	—	$55	—
Federal Income Tax - Deferred	—	—	—	—
State and Local Income Tax	59	—	59	—

Total Taxes	$114	—	$114	—

9. RELATED PARTY TRANSACTIONS

On July 25, 2005, the Company executed a Promissory Note in the amount of $1,500 in favor of Essar. The Promissory Note was unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. On May 11, 2006, in connection with the Company’s Financing Agreement with CIT, the Company entered into a new Promissory Note, in the original principal amount of $1,441 payable to the order of Essar Infrastructure Limited, f/k/a Essar Global Limited, on substantially the same terms and conditions as the July 25, 2005 Promissory Note, which was cancelled. At June 30, 2006, the Company has a current balance outstanding to Essar under the Promissory Note of $1,388, plus accumulated related interest.

On May 11, 2006, in connection with the Company’s Financing Agreement with CIT, the Company entered into an Eighth Amended and Restated Secured Promissory Note, in the original principal amount of $1,975, payable to the order of World Focus. The Secured Promissory Note has a floating interest rate equal to the three-month LIBOR rate plus 0.50%. Interest under the Secured Promissory Note is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of that note.

Essar has invested greatly in the Company and has continued its support by providing key Essar personnel to assist the Company in strategic sales, marketing, operating finance and information technology functions. Those individuals are paid by Essar and provide services in their particular discipline for the Company.

During the three months ended June 30, 2006, the Company incurred a commission expenses related to sales and marketing payable to BTC Company, an Essar affiliate, of $383. At June 30, 2006, the Company owes BTC a balance of $20.

The Company continued to pursue cost reduction through the outsourcing of services in India to Aegis BPO Services Limited (Aegis BPO). Aegis BPO is a wholly owned subsidiary of Essar Global Limited, which is also a significant stockholder of the Company through its ownership holdings in World Focus. The Company is in further discussions with Aegis BPO to outsource various accounting and financial, information technology, sales and marketing services to reduce overhead and to marshal resources through this partnership for a long-term competitive advantage. The Company remains in the planning stages of executing on its strategy of growing beyond the call center business to a full line of business process operating initiatives, some of which may be associated through partnerships with related parties. Because of the incompleteness of the relevant discussions, further disclosure at this time would be speculative and premature.

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

The Company has Master Service Agreements and related Statement of Works in process with Aegis BPO for the off-shore production of back office work related to call service operations, information technology support, payroll support and other back office functions that support the operations of the Company. Although Aegis BPO is an affiliate, we believe all contracts have been negotiated and entered into through arms length transactions at prices comparable to market rates.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Operating Costs:
Cost of services	67.4%	74.2%	69.2%	74.0%
Selling, general and administrative expenses	21.6%	37.9%	22.0%	39.1%
Depreciation and amortization	3.0%	11.7%	2.9%	11.4%
Restructuring charges	—	—	—	—

Total operating expenses	92.0%	123.8%	94.1%	124.5%

Operating income/(loss)	8.0%	(23.8)%	5.9%	(24.5)%
Interest expense, net	0.9%	1.4%	1.2%	1.0%
Non-cash interest expense	0.5%	2.6%	0.3%	2.5%

Income/(loss) before income taxes	6.6%	(27.8)%	4.4%	(28.0)%
Income tax expense	0.4%	—	0.2%	—

Net income/(loss)	6.2%	(27.8)%	4.2%	(28.0)%

Preferred stock dividends	6.2%	(27.8)%	4.2%	(28.0)%

Net income/(loss) applicable to common shareholders	6.2%	(27.8)%	4.2%	(28.0)%

Executive Overview

During the quarter ended June 30, 2006, the Company continued to demonstrate revenue growth. In its newly developed efforts in Healthcare Medicare Part “D”, the Company expanded into supporting customer care requirements for our clients following the completion of the first phase of enrollment activity on May 15, 2006. Our revenue growth included increased requirements for inbound and outbound telesales from our existing clients, who have increased their customer acquisition activity. The Company experienced a larger mix of outbound telesales business in the quarter ended June 30, 2006, which can be attributed in part to the maturation of our global delivery model, which supports outbound programs across our domestic and offshore locations through a single point account management in the United States.

The Company also operationalized its arrangement with CIT and realized further savings on interest expenses starting June 1, 2006, with June 2006 being the first full month of the new credit facility. Furthermore, the Company made additional progress in its efforts to standardize its VoIP Technology platform. In this regard, our call centers in Sierra Vista, Joplin and Fairmont have now been fully enabled on the new VoIP platform, and some of our clients have already migrated to the new platform. We are now working alongside the technology teams of our other clients to transition their programs to the new VoIP platform.

Revenues. For the quarter ended June 30, 2006, revenues from continuing operations were $25,629 versus $15,807 in the second quarter 2005, an increase of $9,822, or 62%. This growth in revenues was mainly attributable to the increase in accounts related to healthcare call operations associated with Medicare Part D customers as well as on going customer relationship work for Humana. Additionally, there was an increase in business received from our existing customers, Western Union, Comcast and Bell South continuing on from the first quarter 2006. For the six months ended June 30, 2006, revenues from continuing operations were $55,440 versus $31,446 through the second quarter 2005, an increase of $23,994, or 76.3%. This growth in revenues was mainly attributable to the increase in accounts related to healthcare call operations associated with Medicare Part D customers, Humana, Pharmacare and NationsHealth, as well as on going customer relationship work for Humana proceeding in the second quarter 2006. Additionally, we have seen an increase in business received from our existing customers, Western Union, Comcast and Bell South continuing on from through out the first and second quarters 2006 vs. comparable periods in 2005.

Revenue Mix. Inbound CRM and non-voice services continued to be responsible for the majority of our revenues in the second quarter and first half year 2006. Together those two service areas accounted for approximately $20,800 (81.2%) of our revenues, as compared to $13,700 (86.7%) in the second quarter 2005. Outbound CRM revenue accounted for approximately $4,800 (18.8%) of total revenues for the three months ended June 30, 2006 as compared to $2,100 (13.3%) due to a renewed focus on our customer acquisitions by our telecom clients. For the six months ended June 30, 2006, Inbound CRM and non-voice services continued to be responsible for the majority of our revenues in the six month period ending June 30, 2006. Together those two service areas accounted for approximately $47,100 (85.0%) of our revenues, as compared to $28,100 (89.5%) in the six month period ending June 30, 2005. Outbound CRM revenue accounted for approximately $8,300 (15.0%) of total revenues for the six months ended June 30, 2006 as compared to $3,300 (10.5%) due to a renewed focus on our customer acquisitions by our telecom clients.

For the three and six months ended June 30, 2006 and 2005, the mix of revenues was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2006	%	2005	%	2006	%	2005	%
Inbound CRM	$19.1	74.6%	$12.1	76.6%	$43.6	78.7%	$24.9	79.3%
Outbound CRM	4.8	18.8%	2.1	13.3%	8.3	15.0%	3.3	10.5%
Non-Voice & Other	1.7	6.6%	1.6	10.1%	3.5	6.3%	3.2	10.2%

Total revenues	$25.6	100.0%	$15.8	100.0%	$55.4	100.0%	$31.4	100.0%

Revenue Concentration. We are dependent on several large clients for a significant portion of our revenues. The loss of one or more of these clients or a significant decline in business with any of these clients individually or as a group, or our inability to collect amounts owed to us by such clients, could have, and in the past have had, a material adverse effect on our business.

Our revenue concentration for these customers was as follows:

(Dollars in millions)		Three Months Ended June 30,				Six Months Ended June 30,
Client	Industry Segment	2006	%	2005	%	2006	%	2005	%
Humana	Healthcare	$6.9	26.9%	$—	—	$12.6	22.7%	—	—
BellSouth	Telecommunications	3.9	15.1%	$1.2	7.5%	6.4	11.7%	$2.2	7.0%
Western Union	Financial Services	3.1	12.0%	2.0	12.9%	5.8	10.4%	4.1	13.1%
Qwest	Telecommunications	2.2	8.5%	2.6	16.5%	4.7	8.5%	5.5	17.5%
AT&T	Telecommunications	1.8	7.1%	1.7	10.5%	3.5	6.2%	3.4	11.0%
American Express	Financial Services	1.9	7.3%	1.6	10.2%	3.8	6.9%	3.4	10.8%

	Total	$19.8	76.9%	$9.1	57.6%	$36.8	66.4%	$18.6	59.4%

Though our revenues have historically been concentrated within the telecommunications industry segment, the Company has been able to diversify into other areas of healthcare related enrollment and customer services work through the association with Medicare Part D providers. The Company, through its penetration in the healthcare industry, has focused on diversifying its call center activities beyond the telecommunications industrial base. The telecommunications industry was under significant economic pressures from 2003 through 2005; however, the industry appears to be showing signs of stronger activity in the 1st half year of 2006. We have worked towards and continue to diversify our product offering through marketing our services across different industries in order to mitigate risks associated with a particular industry downturn.

The Company seeks to secure recurring revenues from long-term relationships with companies that utilize customer contact strategies as integral, ongoing elements in their CRM programs. In addition to providing services on an outsourcing basis, in which we provide all or a substantial portion of a client’s CRM needs, we also continue to perform project-based services for a subset of our clients. Project-based services, however, are frequently short-term, and there can be no assurance that these clients will continue existing projects or provide new ones in the future.

On February 14, 2005, we signed an agreement with Aegis BPO Services, Ltd., a subsidiary of Essar, to provide additional outsourcing alternatives to our clients for our CRM needs. During the second quarter of 2005, we moved the Qwest Communications processes from WNS to an Aegis BPO center in Bangalore India. The Company also successfully implemented an offshore launch of call services for Bell South in the third quarter of 2005 at the Hyderabad center of Aegis BPO. Offshore capacity provides clients with a highly educated workforce, lower costs and 24-hour coverage. The growth of such offshore-based CRM has outpaced domestic growth in recent years. The Company is attempting to become competitive for this segment of the industry as part of its strategy to increase revenues. However, there can be no assurance that the Company will be successful in competing for this business. During the second quarter of 2006, the Company was able to increase its Bell South business at the Hyderabad Center effective March 30, 2006.

Cost of Services. Cost of services increased by approximately $5,535, or 47.2%, from $11,732 for the quarter ended June 30, 2005 to $17,267 for the second quarter of 2006. Cost of services as a percentage of sales decreased from 74.2% for the three months ended June 30, 2005 to 67.4% for the comparable period in 2006. For the six month period, cost of services increased by approximately $15,076, or 64.8%, from $23,278 for the six month period ended June 30, 2005 to $38,354 for the six month period ended June 30, 2006. Cost of services as a percentage of sales decreased from 74.0% for the six months ended June 30, 2005 to 69.2% for the comparable period in 2006. The absolute increases in the cost of services for the quarter and six month period are attributable to more services provided. The lower percentage in 2006 represents increased efficiencies in operating costs related to production costs for the same periods in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $450 from $5,995 for the three months ended June 30, 2005 to $5,545 for the three months ended June 30, 2006. For the six month period, selling, general and administrative expenses decreased $117 from $12,300 for the six months ended June 30, 2005 to $12,183 for the six months ended June 30, 2006. The decreases are mainly attributable to cost containment strategies of all general and administrative expenses initiated in 2005 as well as a reduction in overall costs of the Company’s sales and marketing expenses outsourced through Business Transformation Corporation.

Depreciation and Amortization. Depreciation and amortization expenses decreased $1,079, from $1,847 for the three months ended June 30, 2005 to $768 for the three months ended June 30, 2006. For the six month period, depreciation and amortization expenses decreased $2,011, from $3,593 for the six months ended June 30, 2005 to $1,582 for the six months ended June 30, 2006. The reduction in depreciation expense is due to the effects of reduced capital spending coupled with a mature asset base becoming fully depreciated.

Interest Expense, net. Net interest expense increased slightly from $215 for the three months ended June 30, 2005 to $220 for the three months ended June 30, 2006. For the six month period, net interest expense increased from $319 for the six months ended June 30, 2005 to $689 for the six months ended June 30, 2006. The increase is mainly representative of increased expenses and costs related to the Rockland finance agreement higher interest rates and management fees as compared to the Wells Fargo Foothill credit facility during the comparable periods last year.

Non-cash interest expense. Non-cash interest expense decreased 69%, or from $411 for the three months ended June 30, 2005 to $127 for the three months ended June 30, 2006. For the six month period, non-cash interest expense decreased 79.2%, or from $793 for the six months ended June 30, 2005 to $165 for the six months ended June 30, 2006. The decreases are attributable to the elimination of the notes held by World Focus, an Essar affiliate, which were converted into common stock December 38, 2005.

Income Tax Provision. Unlike periods in the recent past in which we generated net operating losses for income tax purposes, the Company has recorded a profit for the three months ended June 30, 2006. We recognized a deferred tax asset reflecting the future benefits of the resultant net operating loss carry-forward. These future tax benefits expire through 2025. Management regularly evaluates the Company’s ability to realize its deferred tax asset, and determined as of December 31, 2005, that more likely than not, the deferred tax asset would not be realized in the near future. We have allocated a valuation allowance representing the amount of the deferred tax asset for which a valuation allowance previously had not been established. The income tax benefit from the operating losses incurred during second quarter 2006 and 2005 were offset by the Company’s valuation allowance since the benefit would exceed the projected realizable deferred tax asset. The Company has entered into transactions which may have an impact as to the ability to absorb Net Operating Losses in the future based on Section 382 income tax rulings. For the second quarter and six month period ending June 30, 2006, the Company recorded an income tax expense of $55 related to federal income tax liabilities and $59 related to certain state and local income tax expense.

FINANCIAL CONDITION

Liquidity and capital resources. The following table sets forth unaudited information from our statements of cash flows for the periods indicated:

	Six months ended June30,
	2006	2005
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(2.8)	$—
Net cash (used in) provided by investing activities	(0.1)	0.6
Net cash provided by (used in) financing activities	2.6	(0.2)

Net (decrease) increase in cash and cash equivalents	$(0.3)	$0.4

On April 4, 2005, the Company entered into an agreement for credit financing up to $7,500 with Rockland Credit Finance, LLC (Rockland). By its terms, that credit financing agreement allowed the Company to select, sell and assign some of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts.

Effective May 11, 2006, the Company terminated its arrangement with Rockland and entered into a new credit agreement with CIT Financial LLC (“CIT”), which we feel will provide the increased source of funding availability for working capital purposes as well as future acquisition initiatives coupled with reduced and a lower cost of funds. Management believes that cash flows from operations and funds available from financing activities should be sufficient to meet our current liquidity requirements.

Cash used in operating activities for the six months ended June 30, 2006 was $2,821 as compared to cash provided of $16 for the same period in 2005. The $2,821 was mainly comprised of operating profits of $2,353 net income and $1,582 non cash depreciation expense mainly offset by working capital reductions through increases in receivables of $8,553 less other liabilities increase of $1,607 during the six months ended June 30, 2006.

Cash used in investing activities was $133 related to purchase of equipment in the six months ended June 30, 2006 as compared to cash provided of $576 is attributable to restricted cash balances for letters of credit under the Company’s Wells Fargo credit facility, which were no longer required when the Wells Fargo facility was replaced in the second quarter of 2005.

Cash provided in financing activities was $2,683 in the six months ended June 30, 2006 as compared to cash used of $175 in the six months ended June 30, 2005. The cash provided in 2006 was mainly attributable to revolver draw downs of $4,191 net through the CIT revolver offset by payments net of $904 on the Rockland credit facility and capital lease payments of $604.

In 2005, Essar arranged for the posting of certain letters of credit from Exim Bank in India to cover bonding requirements, workers compensation contingent liabilities and customer contract commitments related to certain operation of the Company. These letters of credit were renewed by Essar during the first quarter 2006 providing ongoing credit facilities on those workers compensation and bonding requirements. On April 4, 2005, the Company entered into a new financing agreement with Rockland to provide working capital funding to the Company, which agreement was supplemented with an addendum on August 22, 2005. On May 11, 2006, the Company replaced the Rockland facility with a receivables backed borrowing base credit facility with CIT. The Company believes that, with its turnaround strategy and business plan initiative put in place by the management team as well as reduced debt load from 2005, the Company will be sufficiently situated with the right financial integrity to continue on its profitable course of operations and execute on its business plans.

Accounts Receivable

Accounts receivable at June 30, 2006 were $17,849, as compared to $9,296 at December 31, 2005. The Company’s revenues and related accounts receivable are spread evenly between telecommunications, financial services, healthcare service products and other individual service related products. The Company has been able to diversify into other industries as evidenced by the healthcare related work initiated during the 4th quarter 2005 and through the 2006 period to date.

On April 4, 2005, the Company entered into a financing agreement with Rockland Credit Finance, LLC (Rockland) for a maximum borrowing of up to $7,500. The arrangement was based on the factoring of the Company’s accounts receivables. Substantially all cash and accounts receivable of the Company were pledged as collateral for the Rockland facility. In the second quarter 2006, we factored invoices totaling $7,107 in receivables, and we received $6,040 in proceeds from Rockland. At May 11, 2006 the balance outstanding of $1,859 was paid off to Rockland through proceeds from the CIT facility.

On May 11, 2006, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc. (“CIT”) that will allow the Company to borrow up to $20,000 with a maturity date of May 11, 2009. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate (LIBOR) and the Chase Bank prime rate. The Financing Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets, and capital expenditures. Proceeds from the Financing Agreement were used to payoff indebtedness under the Rockland credit arrangement, which was terminated upon the closing of the Financing Agreement, as well as for working capital and other general purposes. As a result of the agreement, CIT has been granted a continuing security interest in substantially all of our assets.

As of June 30, 2006, the Company recorded on its balance sheet accounts receivable of $17,849, net of allowance for doubtful accounts of $86.

Related Party Short Term Borrowings

On July 25, 2005, the Company executed a Promissory Note in the amount of $1,500 in favor of Essar. The Promissory Note is unsecured and bears interest at a simple rate of 0.50% over LIBOR per annum, with interest payable in arrears in fifteen-day periods beginning from the date of execution. On May 11, 2006, in connection with the Company’s Financing Agreement with CIT, the Company entered into a new Promissory Note, in the original principal amount of $1,441 payable to the order of Essar Infrastructure Limited, f/k/a Essar Global Limited, on substantially the same terms and conditions as the July 25, 2005 Promissory Note, which was cancelled. The Company has a current balance outstanding to Essar under the Promissory Note at June 30, 2006 of $1,388, plus accumulated related interest)

Related Party – Other

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

The Company has continued to pursue cost reduction initiatives moving some contracting services in India from WNS Services to Aegis BPO Services Limited. Aegis BPO is a wholly owned subsidiary of Essar, which is also a significant shareholder of the Company. The Company is in further discussions with Aegis BPO to outsource various accounting and financial, information technology, sales and marketing services to reduce overhead and to marshal resources through this partnership for a long-term competitive advantage. The Company remains in the planning stages of executing on its strategy of growing beyond the call center business to a full line of business process operating initiatives, some of which may be associated through partnerships with related parties. Because of the incompleteness of the relevant discussions, further disclosure at this time would be speculative and premature.

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

During the three months ended June 30, 2006, the Company recorded a savings of $903 in sales and marketing expenses that the Business Transformation Company incurred. During the three months ended June 30, 2006, the Company incurred a commission expense of $383. At June 30, 2006, the Company owes Business Transformation a commission due balance of $306.

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

The Company has Master Service Agreements and related Statement of Works in process with Aegis BPO for the off-shore production of back office work related to call service operations, information technology support, payroll support and other back office functions that support the operations of the Company. Although Aegis BPO is an affiliate, we believe all contracts have been negotiated and entered into through arms length transactions at prices comparable to market rates.

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

On July 22, 2004, the Company signed an agreement with the New York State Urban Development Corporation giving to us a financial grant of $886 initial disbursement after execution of a lease for 80 Broad Street to expire no earlier than April 1, 2011. Under the grant, we were required to employ at least 260 full-time permanent employees at the project location by December 31, 2005 or repay the Grant. At December 31, 2005, we had met the required 260 full time employee requirement, and accordingly, in the fourth quarter 2005, the Company reduced the $884 accrual set on the books at December 31, 2004 to $566 at December 31, 2005. At June 30, 2006, the accrual related to that contingency remains at $566.

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

Long-Term Debt

On May 11, 2006, in connection with the Company’s Financing Agreement with CIT, the Company entered into an Eighth Amended and Restated Secured Promissory Note, in the original principal amount of $1,975 payable to the order of World Focus. The Secured Promissory Note has a floating interest rate equal to the three-month LIBOR rate plus 0.50%. Interest under the Secured Promissory Note is payable quarterly in cash or the Company may, at its option, cause such interest to be capitalized and added to the principal amount of that note.

Other Credit Facilities

On April 4, 2005, the Company entered into an agreement for credit financing up to $7,500 with Rockland Credit Finance, LLC (Rockland). By its terms, that credit financing agreement allows the Company to select, sell and assign some of its accounts receivable to Rockland from time to time, subject in each case to Rockland’s prior review and acceptance of those selected accounts. The agreement prohibits the Company from entering into alternative credit financing arrangements without Rockland’s prior written consent, unless Rockland rejects the Company’s selection of any particular account for sale and assignment, in which case that rejected account may be sold and assigned or pledged without restriction. The facility was paid off with the consummation of the CIT finance facility on May 11, 2006.

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

On May 11, 2006, the Company entered into a Financing Agreement with the CIT Group/Business Credit, Inc. (“CIT”) that will allow the Company to borrow up to $20,000, with a maturity date of May 11, 2009. Interest rates under the agreement are variable and are tied to the London Interbank Borrowing Offered Rate (LIBOR) and the Chase Bank prime rate. The Financing Agreement contains restrictions and covenants limiting among other things, the amount of indebtedness incurred by the Company and its subsidiaries, certain financial targets and capital expenditures. Proceeds from the Financing Agreement were used to pay off indebtedness under the Rockland credit arrangement, which was terminated upon the closing of the Financing Agreement, as well as for working capital and other general purposes. As a result of the agreement, CIT has been granted a continuing security interest in substantially all of our assets, including our accounts receivable

INFLATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended June 30, 2006, the Company did not experience any material changes in market risk exposures affecting the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this report, management performed, with the participation of our chief executive officer (who is also the chief financial officer) and our chief accounting officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, and taking into consideration the Company’s changes in its internal control over financial reporting described below, management concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.

Changes Relating to the Company’s Internal Controls over Financial Reporting.

During the quarter ended June 30, 2006, management implemented several changes designed to improve the Company’s internal controls over financial reporting. Management bolstered the Company’s staffing resources in the areas of accounting and finance by successfully outsourcing of some of these functions offshore to Aegis BPO, including invoice processing, accounts payable processing and bank reconciliation services. The Company has also successfully used temporary staffing and completed the strategic hire of an accounting manager, who is a Certified Public Accountant, to improve our staffing situation. The movement of part of our accounting and finance processes offshore and the addition of personnel at our headquarters has enabled our senior finance team to bring increased focus to our internal controls over financial reporting.

To improve the Company’s internal controls over financial reporting, management has reinstituted checklists and calendars for our accounting and finance team delineating tasks, preparation and review responsibilities with specific completion dates. Those checklists provide evidentiary support of work performed and reviewed, and allow for increased accountability of the accounting and finance personnel to Company management. Additionally, the Company’s Vice President of Finance & Accounts now reports quarterly to the Audit Committee on the status of the Company’s internal controls over financial reporting. The Company’s process and policy changes were instituted on March 31, 2006 and have been adopted as part of the Company’s standard practices.

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

ITEM 6. EXHIBITS

Aegis Communications Group, Inc.

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000).

4.1	Specimen of Share Certificate of Company’s common stock (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998).

4.2	Form of Series B Preferred Stock certificate, as amended. (Incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended June 30, 1994).

10.1	1992 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.1 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.2	1996 Stock Option Plan as amended (Incorporated by reference to Exhibit 4.2 of the registrant’s Form S-8 Registration Statement—File No. 333-01131).

10.3	Second Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

10.4	Registration Rights Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P., TC Co-Investors, LLC, Edward Blank and the Edward Blank 1995 Grantor Retained Annuity Trust (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.5	Stockholders Agreement, dated November 5, 2003, by and among the Company, Deutsche Bank AG—London acting through DB Advisors, LLC as investment advisor, Essar Global Limited, Questor Partners Fund II, L.P., Questor Side-by-Side Partners II, L.P., Questor Side-by-Side Partners II 3(c)(1), L.P., Thayer Equity Investors III, L.P. and TC Co-Investors, LLC (Incorporated by reference to Exhibit 10.6 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2003).

10.6	Employment agreement by and among Aegis Communications Group, Inc. and subsidiaries, and Kannan Ramasamy dated September 30, 2004, (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2004).

10.7	Transition Agreement, dated as of May 3, 2005, between Aegis Communications Group, Inc. and Richard N. Ferry (Incorporated by reference to Exhibit 10.58 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2005).

10.8	Sales and Marketing Outsourcing Agreement, dated July 1, 2005, between Aegis Communications Group, Inc. and Business Transformation Consulting Inc. (Incorporated by reference to Exhibit 10.61 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.9	Networking Equipment Lease Agreement, dated August 8, 2005, between Aegis Communications Group, Inc., Aegis BPO Services Ltd, and SREI Infrastructure Finance Limited (Incorporated by reference to Exhibit 10.62 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.10	Master Services Agreement, dated February 14, 2005, between Aegis Communications Group, Inc. and Aegis BPO Services Ltd. (Incorporated by reference to Exhibit 10.65 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2005).

10.11	Supplement to Employment Agreement, dated as of September 14, 2005, between Aegis Communications Group, Inc. and Kannan Ramasamy (Incorporated by reference to Exhibit 10.29 of the registrant’s Form 10-K Annual Report for the period ended December 31, 2005).

10.12	Financing Agreement, dated May 11, 2006, among The CIT Group/Business Credit, Inc., the Lenders that are parties thereto, Aegis Communications Group, Inc., Advanced Telemarketing Corporation, IQI, Inc., Lexi International, Inc., and Interserv Services Corporation (Incorporated by reference to Exhibit 10.22 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2006).

10.13	Letter Agreement, dated May 11, 2006, among Aegis Communications Group, Inc., Advanced Telemarketing Corporation, IQI, Inc., Lexi International, Inc., and Interserv Services Corporation, and The CIT Group/Business Credit, Inc (Incorporated by reference to Exhibit 10.23 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2006).

10.14	Pledge Agreement, dated May 11, 2006, between Aegis Communications Group, Inc. and The CIT Group/Business Credit, Inc (Incorporated by reference to Exhibit 10.24 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2006).

10.15	Revolving Loan Promissory Note, dated May 11, 2006, in the original principal amount of $20,000,000, payable to the order of The CIT Group/Business Credit, Inc (Incorporated by reference to Exhibit 10.25 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2006).

10.16	Promissory Note, dated May 11, 2006, in the original principal amount of $1,440, 837.97, payable to the order of Essar Infrastructure Limited, f/k/a Essar Global Limited (Incorporated by reference to Exhibit 10.26 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2006).

10.17	Eighth Amended and Restated Secured Promissory Note, in the original principal amount of $1,975,269.00, payable to the order of World Focus (Incorporated by reference to Exhibit 10.27 of the registrant’s Form 10-Q Quarterly Report for the period ended March 31, 2006).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the registrant’s Form 10-K Annual Report for the year ended June 30, 1998).

23.1	Consent of BDO Seidman, LLP, dated March 30, 2006 (Incorporated by reference to Exhibit 23.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

23.2	Consent of Russell, Bedford, Stefanou & Mirchanadi, LLP, dated March 31, 2006 (Incorporated by reference to Exhibit 23.2 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2005).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(c), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGIS COMMUNICATIONS GROUP, INC. (The Registrant)
Dated: August 7, 2006	By:	/s/ KANNAN RAMASAMY

Kannan Ramasamy President, Chief Executive Officer & Director, and The Person Performing the Function of Chief Financial Officer